Form 10-K
period 2018-12-31
FIVE STAR SENIOR LIVING INC.
filed 2019-03-06
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting shares of common stock, $.01 par value, or common shares, of the registrant held by non-affiliates was $39.3 million based on the $1.50 closing price per common share on The Nasdaq Stock Market LLC on June 29, 2018. For purposes of this calculation, an aggregate of 2,123,189 common shares held directly by, or by affiliates of, the directors and the officers of the registrant, plus 4,235,000 common shares held by Senior Housing Properties Trust and 17,999,999 common shares held by ABP Acquisitions LLC, have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 27, 2019: 50,845,152.

References in this Annual Report on Form 10‑K to the Company, Five Star, we, us or our include Five Star Senior Living Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2018.

 WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, "WILL", "MAY" AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR ABILITY TO CONTINUE AS A GOING CONCERN,

•	OUR ABILITY TO OPERATE OUR SENIOR LIVING COMMUNITIES PROFITABLY,

•	OUR ABILITY TO OBTAIN AND MAINTAIN A REVOLVING CREDIT FACILITY THAT PROVIDES US WITH SUFFICIENT FINANCING ON SATISFACTORY TERMS,

•	OUR ABILITY TO MEET OUR RENT AND DEBT OBLIGATIONS OR OBTAIN RELIEF FROM THOSE OBLIGATIONS,

•	OUR ABILITY TO ACCESS OR RAISE DEBT OR EQUITY CAPITAL,

•	OUR EXPECTATION TO FOCUS OUR EXPANSION ACTIVITIES ON INTERNAL GROWTH FROM OUR EXISTING SENIOR LIVING COMMUNITIES AND THE HEALTHCARE SERVICES THAT WE MAY PROVIDE,

•
OUR ABILITY TO INCREASE THE NUMBER OF SENIOR LIVING COMMUNITIES WE OPERATE AND RESIDENTS WE SERVE AND TO GROW OUR OTHER SOURCES OF REVENUES, INCLUDING REVENUES FROM REHABILITATION AND WELLNESS SERVICES AND OTHER SERVICES WE MAY PROVIDE,

•
WHETHER THE AGING U.S. POPULATION AND INCREASING LIFE SPANS OF SENIORS WILL INCREASE THE DEMAND FOR SENIOR LIVING COMMUNITIES, WELLNESS CENTERS AND OTHER MEDICAL AND HEALTHCARE RELATED PROPERTIES AND HEALTHCARE SERVICES,

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

•	THE CURRENT EVALUATION BY OUR INDEPENDENT DIRECTORS AND THE INDEPENDENT TRUSTEES OF SENIOR HOUSING PROPERTIES TRUST, OR SNH, REGARDING OUR LEASE AND MANAGEMENT ARRANGEMENTS WITH SNH, AND

•	OTHER MATTERS.
OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS,

i

RESULTS OF OPERATIONS, FINANCIAL CONDITION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CONDITIONS IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR RESIDENTS AND OTHER CUSTOMERS,

•	COMPETITION WITHIN THE SENIOR LIVING AND OTHER HEALTHCARE RELATED SERVICES BUSINESSES,

•	OUR OPERATING LEVERAGE,

•	SENIORS' DELAYING OR FORGOING MOVING TO SENIOR LIVING COMMUNITIES OR PURCHASING HEALTHCARE SERVICES FROM US,

•	INCREASES IN TORT AND INSURANCE LIABILITY COSTS,

•	INCREASES IN OUR LABOR COSTS OR IN COSTS WE PAY FOR GOODS AND SERVICES,

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING DIRECTORS, SNH, THE RMR GROUP LLC, OR RMR LLC, ABP TRUST, AIC AND OTHERS AFFILIATED WITH THEM,

•
CHANGES IN MEDICARE OR MEDICAID POLICIES AND REGULATIONS, INCLUDING THOSE THAT MAY RESULT FROM THE ACA OR THE POSSIBLE FUTURE REPEAL, REPLACEMENT OR MODIFICATION OF THE ACA AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS,

•	DELAYS OR NONPAYMENTS OF GOVERNMENT PAYMENTS TO US THAT COULD RESULT FROM GOVERNMENT SHUTDOWNS OR OTHER CIRCUMSTANCES,

•
COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS THAT COULD AFFECT OUR SERVICES OR IMPOSE REQUIREMENTS, COSTS AND ADMINISTRATIVE BURDENS THAT MAY REDUCE OUR ABILITY TO PROFITABLY OPERATE OUR BUSINESS,

•	CONTINUED EFFORTS BY THIRD PARTY PAYERS TO REDUCE HEALTHCARE COSTS, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.
FOR EXAMPLE:

•
ANY ACTIONS WE MAY TAKE TO ADDRESS THE CURRENT SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN MAY NOT BE SUCCESSFUL. FURTHER, ANY SUCH ACTIONS THAT MAY ADDRESS THAT CONCERN MAY ONLY PROVIDE RELIEF IN THE SHORT TERM AND COULD INCREASE OUR FUTURE COSTS AND THEREBY PREVENT OR LIMIT OUR ABILITY TO OPERATE PROFITABLY IN THE INTERMEDIATE OR LONGER TERM,

•
OUR LEASE AND MANAGEMENT ARRANGEMENTS WITH SNH ARE CURRENTLY BEING EVALUATED BY OUR INDEPENDENT DIRECTORS AND SNH’S INDEPENDENT TRUSTEES. AS A RESULT, THERE MAY BE AGREED CHANGES TO OUR ARRANGEMENTS WITH SNH IN THE FUTURE. ANY FUTURE CHANGES TO SUCH ARRANGEMENTS WILL BE SUBJECT TO THE APPROVAL OF OUR INDEPENDENT DIRECTORS. WE CANNOT BE SURE THAT ANY CHANGES TO THESE ARRANGEMENTS WILL BE AGREED TO OR OCCUR,

•
OUR CREDIT FACILITY MATURES ON JUNE 28, 2019, AND WE ARE CURRENTLY EVALUATING OPTIONS TO REFINANCE OUR CREDIT FACILITY. WE MAY BE UNABLE TO REPAY AMOUNTS OUTSTANDING ON OUR CREDIT FACILITY AT THAT TIME OR TO REFINANCE OUR CREDIT FACILITY OR OBTAIN ADDITIONAL DEBT FINANCING,

•
OUR ABILITY TO OPERATE SENIOR LIVING COMMUNITIES PROFITABLY DEPENDS UPON MANY FACTORS, INCLUDING OUR ABILITY TO INTEGRATE NEW COMMUNITIES INTO OUR EXISTING OPERATIONS, AS WELL AS SOME FACTORS WHICH ARE BEYOND OUR CONTROL, SUCH AS THE DEMAND FOR OUR SERVICES ARISING FROM ECONOMIC CONDITIONS GENERALLY AND COMPETITION FROM OTHER PROVIDERS OF SENIOR LIVING SERVICES. WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE, OPERATE, COMPETE AND PROFITABLY MANAGE OUR SENIOR LIVING COMMUNITIES,

•
WE EXPECT TO ENTER ADDITIONAL OPERATING ARRANGEMENTS WITH SNH FOR ADDITIONAL SENIOR LIVING COMMUNITIES THAT SNH OWNS OR MAY ACQUIRE IN THE FUTURE. HOWEVER, WE CANNOT BE SURE THAT WE WILL ENTER ANY ADDITIONAL OPERATING ARRANGEMENTS WITH SNH,

•
OUR BELIEF THAT THE AGING OF THE U.S. POPULATION AND INCREASING LIFE SPANS OF SENIORS WILL INCREASE DEMAND FOR SENIOR LIVING COMMUNITIES AND SERVICES MAY NOT BE REALIZED OR MAY NOT RESULT IN INCREASED DEMAND FOR OUR SERVICES,

•	OUR MARKETING INITIATIVES MAY NOT SUCCEED IN INCREASING OUR OCCUPANCY AND REVENUES, AND THEY MAY COST MORE THAN ANY INCREASED REVENUES THEY MAY GENERATE,

•
AT DECEMBER 31, 2018, WE HAD $29.5 MILLION OF UNRESTRICTED CASH AND CASH EQUIVALENTS. IN ADDITION, WE HAVE SOLD IMPROVEMENTS TO SNH IN THE PAST AND EXPECT TO REQUEST TO SELL ADDITIONAL IMPROVEMENTS TO SNH FOR INCREASED RENT PURSUANT TO OUR LEASES WITH SNH. THESE STATEMENTS MAY IMPLY THAT WE MAY HAVE SUFFICIENT CASH LIQUIDITY. HOWEVER, WE HAVE BEEN INCURRING OPERATING LOSSES, HAVE A LARGE ACCUMULATED DEFICIT AND HAD NEGATIVE NET CASH FLOWS FROM OUR OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2018. MOREOVER, OUR OPERATIONS AND BUSINESS REQUIRE SIGNIFICANT AMOUNTS OF WORKING CASH AND REQUIRE US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS. FURTHER, SNH IS NOT OBLIGATED TO PURCHASE IMPROVEMENTS WE MAY MAKE TO THE LEASED COMMUNITIES. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT CASH LIQUIDITY,

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

•
THE VARIOUS FEDERAL AND STATE GOVERNMENT AGENCIES WHICH PAY US FOR THE SERVICES WE PROVIDE TO SOME OF OUR RESIDENTS ARE CURRENTLY EXPERIENCING BUDGETARY CONSTRAINTS AND MAY LOWER THE MEDICARE, MEDICAID AND OTHER RATES THEY PAY US,

•	WE MAY BE UNABLE TO REPAY OR REFINANCE OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•	ACTUAL COSTS UNDER OUR CREDIT FACILITY WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH OUR CREDIT FACILITY,

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

•	WE MAY BE UNABLE TO MEET COLLATERAL REQUIREMENTS RELATED TO OUR WORKERS’ COMPENSATION INSURANCE PROGRAM FOR FUTURE POLICY YEARS, WHICH MAY RESULT IN INCREASED COSTS FOR SUCH INSURANCE PROGRAM,

•	WE MAY NOT BE ABLE TO SELL COMMUNITIES THAT WE MAY SEEK TO SELL ON TERMS ACCEPTABLE TO US OR OTHERWISE,

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
THE INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10‑K OR IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, OR SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

v

FIVE STAR SENIOR LIVING INC.
2018 ANNUAL REPORT ON FORM 10‑K

PART I
Item 1. Business
THE COMPANY
We are a corporation that was formed under the laws of the State of Maryland in 2001. As of December 31, 2018, we operated 284 senior living communities with 32,016 living units located in 32 states, including 255 primarily independent and assisted living communities with 29,511 living units and 29 skilled nursing facilities, or SNFs, with 2,505 living units. As of December 31, 2018, we owned and operated 20 of these senior living communities (2,108 living units), we leased and operated 188 of these senior living communities (20,142 living units) and we managed 76 of these senior living communities (9,766 living units). Our 284 senior living communities included 10,895 independent living apartments, 16,389 assisted living suites and 4,732 SNF units. The foregoing numbers exclude living units categorized as out of service.
As of December 31, 2018, we leased from Senior Housing Properties Trust or its subsidiaries, or SNH, 184 senior living communities pursuant to five long term leases and managed 76 senior living communities for the account of SNH pursuant to long term management agreements. Our Independent Directors and SNH’s independent trustees are currently evaluating our lease and management arrangements with SNH. As a result, there may be agreed changes to our arrangements with SNH in the future. We cannot be sure that any changes to our arrangements with SNH will be agreed to or occur. For more information about our leases and management agreements with SNH, see “Properties—Our Leases and Management Agreements with SNH” in Part I, Item 2 of this Annual Report on Form 10-K.
Our present business plan contemplates the operation of owned, managed and leased independent and assisted senior living communities. Some of our senior living communities provide more than one type of service in a single building or campus.
Independent Living Communities.  Independent living communities provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. An independent living apartment usually bundles several non-healthcare services as part of a regular monthly charge. For example, the base charge may include one or two meals per day in a central dining room, weekly maid service or social director services. Additional non-healthcare services are generally available from staff employees on a fee for service basis. In some independent living communities, separate parts of the community are dedicated to assisted living or nursing services. As of December 31, 2018, our operations included 10,895 independent living apartments in 97 communities.
Assisted Living Communities.  Assisted living communities are typically comprised of one bedroom units which include private bathrooms and efficiency kitchens. Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24-hour availability of assistance with the activities of daily living such as dressing and bathing. Professional nursing and healthcare services are usually available at the community as requested or at regularly scheduled times. We may also provide Alzheimer or memory care services at our assisted living communities. As of December 31, 2018, our operations included 16,389 assisted living suites in 230 communities.
Skilled Nursing Facilities.  SNFs generally provide extensive nursing and healthcare services similar to those available in hospitals, without the high costs associated with operating theaters, emergency rooms or intensive care units. A typical purpose built SNF generally includes one or two beds per room with a separate bathroom in each room and shared dining facilities. SNFs are staffed by licensed nursing professionals 24 hours per day. As of December 31, 2018, our operations included 4,732 SNF units in 69 communities.
Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 796-8387.

OUR GROWTH STRATEGY

We believe that the aging of the U.S. population will increase demand for senior living communities and services. We plan to profit from this demand by: (1) improving the profitability of our existing operations by increasing revenues and improving operating margins and operating communities that provide high quality services to residents who pay with private resources; (2) entering arrangements for us to operate additional senior living communities; (3) growing our ancillary services to complement existing senior living operations, including increasing our offerings of outpatient therapy services, including physical, occupational, speech and other specialized therapy services, as well as home healthcare and concierge services to our residents and to seniors living outside of our communities; and (4) continuing to develop public awareness of the Five Star Senior Living brand through various marketing efforts and initiatives.

We seek to improve the profitability of our existing senior living operations by increasing revenues through increases in occupancy and in the rates we charge, by improving our operating margins, by managing our expenses prudently and otherwise improving our operating efficiencies and by operating communities that provide high quality services to residents who pay with private resources. We have also sought to improve profitability through continued strategic capital investments at our senior living communities and by investing and developing our staff and working with our service providers to increase the desirability and competitiveness of our senior living communities. In addition to routine renovations and upgrades at our senior living communities, we have sought to expand our senior living communities when and as we believed demand supported opportunities for us to pursue possible additional revenues at our existing senior living communities. Since January 1, 2016, we have invested $96.3 million in capital improvements in our senior living communities, net of amounts we sold to SNH for increased annual minimum rent. We also seek to grow our business by entering additional long term operating arrangements for senior living communities where residents’ private resources account for all or a large majority of revenues. Since January 1, 2016, we have commenced leasing nine senior living communities, including seven senior living communities which we sold to SNH in June 2016 and simultaneously began leasing from SNH, and we have begun managing 16 senior living communities, including six senior living communities which we sold to SNH in December 2017, January 2018 and February 2018 and simultaneously began managing for the account of SNH. For more information about these sale transactions, see “—Our Dispositions” below. For more information about our management and leasing arrangements with SNH, see “Properties—Our SNH Leases and Management Agreements with SNH” in Part I, Item 2 of this Annual Report on Form 10-K and Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Through our ancillary services, we offer skilled rehabilitation services for short term inpatient stays, such as after joint replacement surgery; home healthcare in certain of our independent living and assisted living communities; outpatient rehabilitation for people of all ages; long term skilled nursing care by highly trained professionals; and concierge services. The therapy services we offer include physical, occupational, speech and other specialized therapy services. The home health services we provide include nursing, physical, occupational, speech and other specialized therapy services, home health aide services, and social services, as needed. In addition, we offer personalized concierge services to accommodate our residents' specific lifestyle and needs. Concierge services include personal shopping, companion services, enhanced transportation, bedtime assistance, and personalized dining and nutrition planning, delivery and consultation. By providing residents with a range of service options as their needs change, we provide greater continuity of care, which we believe may encourage our customers to maintain residency with us for a longer period of time. Since January 1, 2016, we have opened 49 rehabilitation and wellness outpatient clinics. We also expanded our rehabilitation and wellness services to senior living communities outside of our current operations. Along with this expansion initiative, in July 2017, our rehabilitation and wellness division rebranded itself as Ageility Physical Therapy Solutions.

We also continue to develop public awareness of the Five Star Senior Living brand through various marketing initiatives that we believe differentiate us from other senior living operators. For example, because an enjoyable dining experience is often a top priority for senior living community residents, in recent years we believe that we redefined the dining experience offered at our senior living communities by partnering with a celebrity chef and creating the “Five Star Culinary Institute” where the chefs at our senior living communities receive training. We also introduced “Lifestyle360”, a wellness program focused on five dimensions of wellness (social, intellectual, spiritual, emotional and physical). We believe these programs, among others, enhance the appeal of our senior living communities among current and prospective residents and their families, and provide us with an opportunity to improve our operating performance. Our corporate name change in 2017 further reflects our focus on not just providing high quality clinical care but also providing hospitality and other services to enhance the lifestyle of our residents.

We currently expect that our expansion activities will be focused on internal growth from our existing senior living communities and the healthcare services that we may provide and not from our acquisition of senior living communities, although we may from time to time acquire additional senior living communities.

OUR DISPOSITIONS

We continually monitor our portfolio of senior living communities and our other assets, and we dispose of, or change our method of operating (e.g., from ownership to leasing or managing) certain of our senior living communities when we determine it is in our best interest to do so and are able to reach agreement with the other applicable party for the change. Since January 1, 2016, we have sold, or participated in the sale of, 16 senior living communities, including seven senior living communities that we sold to SNH in June 2016 and simultaneously leased back from SNH under a long term lease agreement. These 16 senior living communities also include six senior living communities that we sold to SNH and simultaneously began managing for SNH pursuant to a transaction agreement we entered with SNH in November 2017 and management and pooling agreements. For more information about our dispositions, see Note 11 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. For more information about our management and pooling and our leasing arrangements with SNH, see “Properties—Our Leases and Management Agreements with SNH” in Part I, Item 2 of this Annual Report on Form 10-K and Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

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

FINANCING SOURCES

On December 18, 2018, we amended the agreement, or our credit agreement, governing our then $100.0 million secured revolving credit facility, or our credit facility. As a result of the amendment to our credit agreement, which is now fully drawn and does not permit further borrowings, the aggregate amount of the commitments under our credit facility was reduced to $54.0 million from $100.0 million, and the stated maturity date of our credit facility was changed to June 28, 2019 from February 24, 2020. In addition, the amendment eliminated our options to extend the maturity date of our credit facility for two, one year periods, as well as request an increase in the aggregate amount of the commitments under our credit facility. The amendment also removed certain financial covenants we were previously required to comply with, including the leverage and fixed charge coverage ratios and the tangible net worth covenant. Certain other covenants and related definitions, among other provisions, included in our credit agreement were also modified pursuant to the amendment. Our credit facility, which is available for general business purposes, requires us to pay interest on outstanding borrowings under our credit facility at a rate based on, at our option, LIBOR or a base rate, plus a premium, per annum, and we are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the available borrowings under our credit facility. Our credit facility is secured by real estate mortgages on 10 senior living communities with a combined 1,219 living units owned by our guarantor subsidiaries and our guarantor subsidiaries’ accounts receivable and related collateral. We are currently evaluating options to refinance our credit facility. We cannot be sure that we will obtain any renewed or restructured credit facility, and our ability to do so will likely depend on the lenders’ belief that our prospects, operating leverage and expected future operating results will permit us to continue as a going concern and to fund our operations, capital investments and debt service and other obligations. For more information about our credit facility, see Note 8 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

We may also place mortgages on properties we own, as well as seek to obtain other additional sources of financing in the future, including term debt or issuing equity or debt securities.

OPERATING STRUCTURE
We have five operating divisions. Four of these divisions are responsible for senior living communities located in specified geographic regions, with each region's management being responsible for independent living, assisted living and skilled nursing units within its specified region. Each of our senior living divisions is headed by a divisional vice president with extensive experience in the senior living industry, and is managed from our regional offices. Our regional offices are responsible for our senior living communities located within a specified geographic region and are headed by regional directors of operations that have extensive experience in the senior living industry. Each regional office is typically supported by a clinical or wellness director, a regional accounts manager, a human resources specialist, a food services specialist and a sales and marketing specialist. Regional office staff members are responsible for all of our senior living community operations, including:

•	resident services;

•	Medicare and Medicaid billing;

•	sales and marketing;

•	hiring of community personnel;

•	compliance with applicable legal and regulatory requirements; and

•	supporting our development and acquisition plans within their region.

Our fifth division is responsible for the provision of rehabilitation and therapy services and is headed by a vice president within our corporate office who has extensive experience in rehabilitation services, and who is supported by a network of divisional and regional directors of rehabilitation services who are assigned to specified geographic regions.
Our corporate headquarters staff is responsible for corporate level systems, policies and procedures, such as:

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

STAFFING

Independent and Assisted Living Community Staffing.  Each of our independent and assisted living communities has an executive director that is responsible for the day to day operations of the applicable community, including quality of care, resident services, sales and marketing, financial performance and staff supervision, as applicable. The executive director is supported by department managers who oversee the care and service of our residents, a wellness director who is responsible for coordinating the services necessary to meet the care needs of our residents and a sales director who is responsible for sales and promoting our services and brand, as applicable. These communities also typically have a dining services coordinator, an activities coordinator and a property maintenance coordinator.

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

EMPLOYEES

As of February 27, 2019, we had approximately 24,700 employees, including approximately 18,000 full time equivalents. We believe our relations with our employees are good.

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

The healthcare industry depends significantly upon federal and state programs for revenues and, as a result, is affected by the budgetary policies of both the federal and state governments. Reimbursements under the Medicare and Medicaid programs for skilled nursing, physical therapy and rehabilitation and wellness services provided operating revenues at our outpatient clinics and some of our senior living communities (principally our SNFs). We derived approximately 23.3% and 22.9% of our consolidated senior living revenues from Medicare and Medicaid programs for the years ended December 31, 2018 and 2017, respectively.

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
CMS is encouraging state Medicaid programs to expand their use of home and community based services as alternatives to institutional services, pursuant to provisions of the Deficit Reduction Act of 2005, or the DRA, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, and other authorities, through the use of several programs. One such program, the Community First Choice Option, or the CFC Option, grants states that choose to participate in the program a 6% increase in federal matching payments for related medical assistance expenditures. According to CMS, as of January 2019, eight states had approved CFC Option programs. We are unable to predict the effect of the implementation of the CFC Option and other similar programs, but their impact may be adverse and material to our operations and our future financial results of operations.
Skilled Nursing Facilities—Medicare Reimbursement. A majority of all SNF revenues in the United States comes from publicly funded programs. According to CMS, Medicaid is the largest source of public funding for SNFs, followed by Medicare. In 2016, approximately 31% of SNF and continuing care retirement community revenues came from Medicaid and 23% from Medicare.
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
CMS implemented the SNF PPS pursuant to the Balanced Budget Act of 1997. Under the SNF PPS, SNFs receive a fixed payment for each day of care provided to residents who are Medicare beneficiaries. Medicare SNF PPS payments cover substantially all services provided to Medicare residents in SNFs, including ancillary services such as rehabilitation services. Currently, the SNF PPS requires SNFs to assign each resident to a care group depending on that resident’s medical characteristics and service needs using a resident assessment instrument called the Minimum Data Set 3.0. These care groups are known as Resource Utilization Groups, or RUGs, and CMS establishes a per diem payment rate for each RUG.
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
In subsequent years, CMS slightly increased the Medicare SNF PPS rates and estimated that those rates would increase payments to SNFs by an aggregate of approximately 1.8% for federal fiscal year 2013, 1.3% for federal fiscal year 2014, 2.0% for federal fiscal year 2015, 1.2% for federal fiscal year 2016, 2.4% for federal fiscal year 2017, and 1% for federal fiscal year 2018. On July 31, 2018, CMS issued the latest SNF prospective payment system final rule for federal fiscal year 2019, which CMS estimates will increase Medicare payments to SNFs by approximately $820 million for federal fiscal year 2019, or 2.4%, compared to federal fiscal year 2018, as mandated by the Bipartisan Budget Act of 2018. It is unclear whether these adjustments in Medicare rates will compensate for the increased costs we may incur for services to our residents whose services are paid for by Medicare.
On July 31, 2018, CMS finalized its proposal to replace the RUG-IV model, with a revised case-mix methodology called the Patient-Driven Payment Model, or PDPM, which will become effective October 1, 2019. The PDPM focuses on clinically relevant factors, rather than volume-based payment, by using ICD-10 diagnosis codes and other patient characteristics as the basis for patient classification. PDPM will eliminate the need for SNFs to use Minimum Data Set 3.0 to assign residents to a care group. CMS estimates that paperwork simplification related to patient assessments will reduce reporting burdens for SNFs by approximately $2.0 billion over 10 years.
The Middle Class Tax Relief and Job Creation Act of 2012, enacted in February 2012, incrementally reduced the SNF reimbursement rate for Medicare bad debt from 100% to 65% by federal fiscal year 2015 for beneficiaries dually eligible for Medicare and Medicaid. Because a majority of SNF bad debt has historically been related to dual eligible beneficiaries, this rule has a substantial negative effect on SNFs, including some that we operate. The same law also reduced the SNF Medicare bad debt reimbursement rate for Medicare beneficiaries not eligible for Medicaid from 70% to 65% in federal fiscal year 2013 and going forward.

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

We are unable to predict the impact of on us of these or other recent legislative or regulatory actions or proposed actions with respect to Medicare rates received by our facilities.

Skilled Nursing Facilities - Medicaid Reimbursement. Although Medicaid is exempt from the sequestration process described above, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates. Some states are expanding their use of managed care, partly to control Medicaid program costs. According to a report by CMS Office of the Actuary in February 2018, Medicaid enrollment is estimated to have increased 11.9% in 2014, 4.9% in 2015, 3.0% in 2016, and 2.0% in 2017, due primarily to the expansion in Medicaid eligibility under the ACA, which began in 2014. In 2018, Medicaid enrollment was flat (-.06%) and is projected to modestly increase 0.9% in 2019, which moderation in growth we believe is due to the tapering of ACA-related Medicaid expansion, a strong economy, and enhanced eligibility verification systems.

In January 2018, CMS issued a letter to State Medicaid Directors announcing that CMS would support state efforts to test incentives that make participation in work or other community engagement a requirement for continued Medicaid eligibility for non-elderly, non-pregnant adults. States would be required to have exemptions for individuals who are classified as “disabled” for Medicaid eligibility purposes, as well those with acute medical conditions or medical frailty that would prevent them from complying with the work requirement. As of January 2019, Arkansas, Kentucky and Indiana have implemented work requirements for adults receiving Medicaid; New Hampshire and Indiana have received CMS approval and are expected to implement their work requirements during 2019. In addition, Arizona, Kansas, Maine, Mississippi, North Carolina, Ohio, Utah and Wisconsin have submitted requests for Medicaid work requirements. The implementation of work requirements may reduce the availability of Medicaid coverage within our patient population.
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
We are unable to predict the impact on us of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates, the federal payments to states for Medicaid programs, Medicaid program design and Medicaid eligibility standards.
Skilled Nursing Facilities – Provider Reimbursement. The outpatient therapy revenue received by our providers is tied to the Medicare Physician Fee Schedule, or MPFS, which has historically been subject to limitations on the amount of therapy services that can be provided, as well as limitations on annual cost growth.

In 2006, Medicare payments for outpatient therapies became subject to payment limits. The DRA created an exception process under which beneficiaries could request an exception from the cap and be granted the amount of services deemed medically necessary by Medicare. In April 2014, the Protecting Access to Medicare Act of 2014, or PAMA, extended the Medicare outpatient therapy cap exception process through March 2015, postponing the implementation of firm limits on Medicare payments for outpatient therapies. In April 2015, Congress passed the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which extended the outpatient therapy cap exceptions process from March 2015 through December 2017, further postponing the implementation of strict limits on Medicare payments for outpatient therapies. The Bipartisan Budget Act of 2018 permanently repealed the caps, effective January 1, 2018.

In October 2016, CMS issued a final rule to implement the Merit-Based Incentive Payment System, or MIPS, and Advanced Alternative Payment Models, or APMs, which together CMS calls the Quality Payment Program.  These reforms were mandated under MACRA and replace the Sustainable Growth Rate, or SGR, methodology for calculating updates to the MPFS. Starting in 2019, providers may be subject to either MIPS payment adjustments or APM incentive payments. MIPS consolidates the various CMS incentive and quality programs into a single reporting mechanism. Providers will receive either incentive payments or reimbursement cuts based on their compliance with MIPS requirements and their performance against a mean and median threshold of all MIPS eligible providers. APMs are innovative models approved by CMS for paying healthcare providers for services provided to Medicare beneficiaries that draw on existing programs, such as the bundled payment and shared savings models.
In addition, under MACRA, there were and will be MPFS conversion factor updates of 0.0% from January 2015 through June 2015, 0.5% from July 2015 through December 2015, and 0.5% each year from 2016 through 2018. The Bipartisan Budget Act of 2018 reduced the conversion factor for 2019 from 0.5% to 0.25%. For 2020 through 2025, the conversion factor will be further reduced to 0.0%.

Our Medicare Part B outpatient therapy provider revenue rates are tied to the MPFS and may be affected by these modifications; however, we are unable to predict the impact of these modifications on the Medicare rates received by our providers.
Skilled Nursing Facilities — Quality Improvement, Pay-for-Performance and Value-Based Purchasing Initiatives. In addition to the reimbursement and rate changes discussed above, payments to SNFs will be increasingly determined by the quality of care provided. The federal government has enhanced its focus on developing and imposing quality-related regulations, standards and programs to improve the quality of care provided at SNFs and to better align payment to quality outcomes. As mandated by MACRA, PAMA and the Improving Medicare Post-Acute Care Transformation Act of 2014, or the IMPACT Act, CMS established the SNF Value-Based Purchasing Program and the SNF Quality Reporting Program to achieve these goals.

The IMPACT Act established the SNF Quality Reporting Program, under which SNFs are required to report certain quality measures and resource use measures in a standardized and interoperable format and to report certain patient assessment data in such a format. Beginning in federal fiscal year 2018, SNFs that failed to comply with the reporting requirements by the established times are subject to a 2.0% reduction in their Medicare payment rates for that fiscal year. Beginning in October 2018, SNF Quality Reporting Program data is publicly available on CMS’ Nursing Home Compare website.

PAMA established the SNF Value-Based Purchasing Program, under which HHS will assess SNFs based on hospital readmissions and make these assessments available to the public. In the SNF PPS final rule for fiscal year 2016, CMS adopted a 30 day all-cause, all-condition hospital readmission measure for SNFs, which was replaced with an all-condition, risk-adjusted potentially preventable hospital readmission rate measure in the SNF PPS final rule for fiscal year 2017. Beginning in federal fiscal year 2019, Medicare payment rates will be partially based on SNFs’ performance scores on this measure. The 2019 federal fiscal year update established baseline and performance periods for federal fiscal year 2021, adjusted SNF Value-Based Purchasing scoring methodology, and established an extraordinary circumstances exception policy. To fund the program, CMS will reduce Medicare payments to all SNFs by 2.0% through a withhold mechanism starting in October 2018 and then redistribute between 50% and 70% of the withheld payments as incentive payments to those SNFs with the highest rankings on this measure. CMS estimates that the federal fiscal year 2019 changes to the SNF VBP program will decrease payments to SNFs by an aggregate of approximately $211 million, compared to federal fiscal year 2018.

In August 2015, CMS announced that it would conduct the second phase of another SNF quality improvement program, the Initiative to Reduce Avoidable Hospitalizations Among Nursing Facility Residents, a pilot program first announced in 2012, which will be continued in partnership with selected organizations from October 2016 to October 2020. In this phase of the initiative, participants will test whether a new payment model for SNFs and practitioners, together with clinical and educational interventions that participants are currently implementing, will further reduce avoidable hospitalizations, lower combined Medicare and Medicaid spending and improve the quality of care received by long stay SNF residents. As of January 2019, six organizations had cooperative agreements with CMS to implement this phase of the initiative, and over 250 long term care facilities were selected to participate.

As these quality improvement initiatives increase in size and scope, the federal government will likely monitor the impact of these programs more closely. We are unable to predict the impact of these quality improvement initiatives on our Medicare reimbursement rates or the cost of our SNFs’ operations.

Other legislative proposals introduced in Congress, proposed by federal or state agencies or under consideration by some state governments include the option of block grants for states rather than federal matching money for certain state Medicaid services, laws authorizing or directing Medicare to negotiate rate reductions for prescription drugs, additional Medicare and Medicaid enforcement procedures and federal and state cost containment measures, such as freezing Medicare or Medicaid SNF payment rates at their current levels and reducing or eliminating annual Medicare or Medicaid inflation allowances or gradually reducing rates for SNFs. We cannot estimate the type or magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our increasing expenses, but they may be material to and adversely affect our future results of operations.

Skilled Nursing Facilities – Conditions of Participation. CMS maintains and enforces Conditions of Participation that healthcare organizations must meet in order to participate in the Medicare and Medicaid programs. These standards are designed to improve quality of care and protect the health and safety of beneficiaries. Through the Conditions of Participation, CMS is able to require certain quality standards protocols, including most recently, requiring SNFs to implement a quality assurance and performance improvement program.

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
Healthcare Reform. The ACA was intended to expand access to health insurance coverage, including Medicaid coverage, and reduce the growth of healthcare expenditures while simultaneously maintaining or improving the quality of healthcare.
The ACA also encouraged the development and testing of bundled payment for services models, the development of Medicare value-based purchasing plans as well as several initiatives to encourage states to develop and expand home and community based services under Medicaid. Some of the provisions of the ACA took effect immediately, whereas others took effect or will take effect at later dates.
The ACA has been subject to judicial, legislative, and executive review over the past several years. In particular, the U.S. Supreme Court issued several decisions related to the scope of the ACA, including upholding the Medicaid expansion provision. In 2017, Congress accelerated its attempts to repeal and replace the ACA and in 2018 the Trump Administration has continued to modify the ACA through the regulatory process.
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
On October 12, 2017, President Trump signed an executive order that modified certain aspects of the ACA. Specifically, the executive order directed federal agencies to reduce limits on association health plans and temporary insurance plans, allowing more widespread offerings of plans that do not adhere to all of the ACA’s mandates, and to permit workers to use funds from tax advantaged accounts to pay for their own coverage. On October 2, 2018, the U.S. Department of Labor, the U.S. Internal Revenue Service, or the IRS, and CMS issued regulations to permit insurers to sell short-term plans that provide coverage for up to 12 months; previous Obama Administration guidance had limited such plans to 90 days. Short term plans are often less expensive than plans that meet the requirements of the ACA; however, short-term plans are also exempt from the ACA’s essential health benefits and other consumer protection requirements. In addition, on October 22, 2018, CMS announced that future Section 1332 of the ACA state health insurance innovation waivers may include short term or association health plans as having coverage comparable to ACA plans.

In 2018, the ACA was also subject to lawsuits that sought to invalidate some or all of its provisions. In Texas, a lawsuit brought by 18 attorneys general and two governors in federal district court argued that, following the legislative repeal of the ACA mandate’s tax penalties (by setting the penalty to $0), the entire ACA should be enjoined as invalid. On December 14, 2018, the court found that the ACA, following the mandate repeal, was unconstitutional. Following the ruling, additional state attorneys general intervened as defendants in the case and, on December 30, 2018, the court granted the intervenor defendants’ request for a stay pending appeal.
We cannot estimate the type or magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our increasing expenses, but they may be material to and adversely affect our future results of operations. Similarly, we are unable to predict the impact on us of the insurance reforms, payment reforms, and healthcare delivery systems reforms contained in and to be developed pursuant to the ACA. Expanded or decreased insurance availability may impact the number of paying customers for the services we provide. If the changes implemented under the ACA result in reduced payments for our services or the failure of Medicare, Medicaid or insurance payment rates to cover our costs, our future financial results could be adversely and materially affected. If the ACA is repealed, replaced or modified, additional risks and regulatory uncertainty may arise. Depending upon what aspects of the ACA are repealed, replaced or modified, our future financial results could be adversely and materially affected.
Regulatory Reform. In the fall of 2018, the Trump Administration, including HHS, updated its “Unified Agenda of Regulatory and Deregulatory Actions,” which lists the scope and anticipated timing of pending and future regulations. In releasing the agenda, the Administration highlighted its “ongoing progress toward the goals of more effective and less burdensome regulation,” which appears to be consistent with Executive Order 13771’s mandate to eliminate two economically significant regulations for every one added. It is unclear how these regulatory reform efforts will impact our operations. Some of the regulatory updates described above may in the future be repealed, replaced or modified as a result of these regulatory reform efforts. For instance, in the latest update, HHS and CMS stated their intent to propose changes to the current Conditions of Participation or Conditions for Coverage that healthcare organizations must meet in order to begin and continue participating in the Medicare and Medicaid programs. This may include additional changes to the Conditions of Participation for long term care facilities that participate in Medicare and Medicaid, such as our SNFs. We are unable to predict the impact on us of these or other regulatory reform efforts. While these efforts could ultimately decrease regulatory burden for our operations in the long term, they may increase regulatory uncertainty in the near term.
We are unable to predict the impact on us of these or other regulatory reform efforts. While these efforts could ultimately decrease regulatory burden for our operations in the long term, they may increase regulatory uncertainty in the near term.

Tax Reform. On December 22, 2017, legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or the TCJA, became effective, enacting significant change to the United States Internal Revenue Code of 1986, as amended, or the IRC. The TCJA significantly impacts major aspects of the national economy, including the healthcare industry.

Enforcement.  Federal and state efforts to target false claims, fraud and abuse and violations of anti‑kickback, physician referral (including the Ethics in Patient Referrals Act of 1989), privacy and consumer protection laws by providers under Medicare, Medicaid and other public and private programs have increased in recent years, as have civil monetary penalties, treble damages, repayment requirements and criminal sanctions for noncompliance. The FCA, as amended and expanded by the Fraud Enforcement and Recovery Act of 2009, and the ACA, provides significant civil monetary penalties and treble damages for false claims and authorizes individuals to bring claims on behalf of the federal government for false claims. The federal Civil Monetary Penalties Law authorizes the Secretary of HHS to impose substantial civil penalties, treble damages and program exclusions administratively for false claims or violations of the federal Anti-Kickback Statute. In addition, the ACA increased penalties under federal sentencing guidelines by between 20% and 50% for healthcare fraud offenses involving more than $1.0 million. State Attorneys General typically enforce consumer protection laws relating to senior living services, clinics and other healthcare facilities.
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

The ACA facilitates the Department of Justice’s, or the DOJ’s, ability to investigate allegations of wrongdoing or fraud at SNFs, in part because of increased cooperation and data sharing among CMS, the OIG, the DOJ and the states. In 2018, the DOJ announced three settlements with SNF facilities and their affiliates for $6 million, $10 million and $30 million, respectively, relating to allegedly unnecessary rehabilitation therapy services provided to SNF patients. The significant nature of the settlements indicates that the federal government is increasingly focused on the appropriateness of billing practices of, and medical necessity of services provided at, SNFs. The DOJ has also established 10 regional intergovernmental Elder Justice Task Forces across the country to identify and take enforcement action against SNFs that provide substandard care to residents.
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
Other Matters. Our communities must comply with laws designed to protect the confidentiality and security of individually identifiable information. Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, our communities must comply with rules adopted by HHS governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information, or PHI, and also with security rules for electronic PHI. There may be both civil monetary penalties and criminal sanctions for noncompliance with these laws. Under the HITECH Act, penalties for violation of certain provisions may be as high as $50,000 per violation for a maximum civil penalty of $1.5 million per calendar year. In January 2013, HHS released the HIPAA Omnibus Rule, or the Omnibus Rule, which went into effect in March 2013 and required compliance with most provisions by September 2013. The Omnibus Rule modified various requirements, including the standard for providing breach notices, previously required an analysis of the harm of any disclosure, to a more objective analysis relating to whether any PHI was actually acquired or viewed as a result of the breach. In addition to HIPAA, many states have enacted their own security and privacy laws relating to individually identifiable information, including financial information and PHI. In some states, these laws are more burdensome than HIPAA. In instances in which the state provisions are more stringent than or differ from HIPAA, our communities must comply with both the applicable federal and state standards. If we fail to comply with applicable federal or state standards, we could be subject to civil sanctions and criminal penalties, which could materially and adversely affect our business, financial condition and results of operations. HIPAA enforcement efforts have increased considerably over the past few years, with HHS, through its Office for Civil Rights, entering into several multi-million dollar HIPAA settlements in 2018 alone. Finally, the Office for Civil Rights and other regulatory bodies have become increasingly focused on cybersecurity risks, including the emerging threat of ransomware and similar cyber attacks. The increasing sophistication of cybersecurity threats presents challenges to the entire healthcare industry.
Our communities must also comply with the Americans with Disabilities Act, or the ADA, and similar state and local laws to the extent that such communities are “public accommodations” as defined in those laws. The obligation to comply with the ADA and other similar laws is an ongoing obligation, and we continue to assess our communities and make appropriate modifications.
INSURANCE
Litigation against senior living and healthcare companies continues to increase, and liability insurance costs continue to increase as a result. In addition, our employee benefit costs, including health insurance and workers’ compensation insurance, continue to increase. To partially offset these insurance cost increases, we have taken a number of actions, including:

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

•
participating with ABP Trust and other companies to which RMR LLC provides management services in a combined property insurance program through Affiliates Insurance Company, or AIC, and with respect to which AIC is an insurer or a reinsurer of certain coverage amounts. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and Note 14 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10‑K.

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
COMPETITION

The senior living services business is highly competitive. We compete with numerous other senior living community operators, as well as companies that provide senior living services, such as home healthcare companies and other real estate based service providers. Some of our existing competitors are larger and have greater financial resources than us and some of our competitors are not for profit entities which have endowment income and may not face the same financial pressures that we do. Also, in recent years a significant number of new senior living communities have been developed, and we expect this increased development activity to continue in the future. This development activity has increased competitive pressures on us, particularly in the geographic markets where we have concentrations of senior living communities. We may enter additional arrangements with SNH for us to operate additional senior living communities that SNH owns, and our relationships with SNH and RMR LLC may provide us with competitive advantages; however, SNH is not obligated to provide us with opportunities to operate additional properties it owns. We cannot be sure that we will be able to compete successfully or operate profitably, and, as noted elsewhere in this Annual Report on Form 10-K, including under the heading “Going Concern” in this Part I, Item 1 of this Annual Report on Form 10-K, we have determined that there is substantial doubt about our ability to continue as a going concern. For more information on the competitive pressures we face and associated risks, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

ENVIRONMENTAL AND CLIMATE CHANGE MATTERS

Ownership of real estate is subject to risks associated with environmental hazards. Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to government agencies or third parties for costs and damages they incur in connection with hazardous substances. In addition, these laws also impose various requirements regarding the operation and maintenance of properties and recordkeeping and reporting requirements relating to environmental matters that require us to incur costs to comply with.

Under our leases with SNH, we have agreed to indemnify SNH for any environmental liabilities it incurs related to our leased senior living communities and the properties on which they are located. We reviewed environmental surveys of certain of our owned and leased properties prior to their purchase or the commencement of our lease of the communities. Based upon those surveys, other studies we may have reviewed and our operations of these senior living communities, we do not believe that there are environmental conditions at any of our owned or leased senior living communities that have had or will have a material adverse effect on us. However, we cannot be sure that environmental conditions are not present at our owned or leased senior living communities, or that potential costs we incur in the future related to any such conditions will not have a material adverse effect on our business or financial condition or results of operations.

When major weather or climate-related events, such as hurricanes, floods and wildfires, occur near our senior living communities, we may relocate the residents at our senior living communities to alternative locations for their safety and close or limit the operations of the impacted senior living community until the event has ended and the senior living community is then ready for operation. We may incur significant costs and losses as result of these activities, both in terms of operating, preparing and repairing our senior living communities in anticipation of, during and after a severe weather or climate-related event and in terms of potential lost business due to the interruption in operating our senior living communities. Our insurance may not adequately compensate us for these costs and losses.

Concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our communities to increase. In the long term, we believe any such increased costs will be passed through and paid by our residents and other customers in higher charges for our services. However, in the short term, these increased costs, if material in amount, could materially and adversely affect our financial condition and results of operations. For more information regarding climate change and other environmental matters and their possible adverse impact on us, see “Risk Factors—Risks Related to Our Business-Our operations are subject to environmental risks,” “Risk Factors—Risks Related to Our Business-Our operations are subject to climate change and adverse weather risks” and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change".

We are aware of the impact of our communities on the environment. When we renovate our senior living communities, we generally use energy efficient products including lighting, windows and heating ventilation and air conditioning equipment.

GOING CONCERN

We face increased competition across the senior living industry, including in specific markets in which we operate senior living communities. Medical advances and healthcare services also allow some potential residents to defer the time when they require the special services available at our communities. In addition, low unemployment in the United States combined with a competitive labor market within our industry are increasing our employment costs. These challenges are currently negatively impacting our revenues, expenses, cash flows and results from operations, and we expect these challenges to continue at least through 2019. At December 31, 2018, we have an accumulated deficit of $292.6 million and have incurred operating losses in each of the last three years. In addition, our credit facility is scheduled to expire on June 28, 2019, and we currently have $51.5 million of borrowings outstanding under that facility. These conditions raise substantial doubt about our ability to continue as a going concern.

We currently operate 260 senior living communities under lease and management arrangements with SNH, or approximately 91.5% of the total communities we operate. In order to address the operating and liquidity issues we are currently experiencing, our Independent Directors and SNH’s independent trustees are currently evaluating our lease and management arrangements with SNH. As a result, there may be agreed changes to our arrangements with SNH in the future. In addition, we are also currently evaluating options to refinance our existing credit facility, which is scheduled to expire on June 28, 2019. We cannot be sure that any changes to our arrangements with will be agreed to or occur. If we are not able to reach agreement to change our arrangements with SNH, we will likely default on our rent obligations owed to SNH unless we obtain relief. For example, we expect to obtain a temporary deferral from SNH on our obligation to pay rent to SNH under our leases with SNH for the month of February 2019 but we cannot be sure that SNH will grant us this deferral; if we do not receive this deferral or any other relief we may need in the future, we may default in paying some or all of the rent due to SNH. In addition, we cannot be sure that we will obtain any renewed or restructured credit facility, and our ability to do so will likely depend on the lenders’ belief that our prospects, operating leverage and expected future operating results will permit us to continue as a going concern and to fund our operations, capital investments and debt service and other obligations. Any changes to our lease or management arrangements with SNH or renewed or restructured credit facility may not result in our realizing improved operating results or liquidity and may not be sufficient to enable us to continue as a going concern.

INTERNET WEBSITE

Our internet website address is www.fivestarseniorliving.com. Copies of our governance guidelines, our code of business conduct and ethics, or Code of Conduct, and the charters of our audit, quality of care, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Five Star Senior Living Inc., Two Newton Place, 255 Washington Street, Newton, Massachusetts 02458. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that stockholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, on our website, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Securityholders may send communications to our Board of Directors or individual Directors by writing to the party for whom the communication is intended at c/o Secretary, Five Star Senior Living Inc., Two Newton Place, 255 Washington Street, Newton, Massachusetts 02458 or email secretary@5ssl.com. Our website address is included several times in this Annual Report on Form 10-K as textual references only and the information in any such website is not incorporated by reference into this Annual Report on Form 10‑K.

Item 1A. Risk Factors

Our business is subject to a number of risks and uncertainties. Investors and prospective investors should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K. The risks described below may not be the only risks we face but are risks we believe may be material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition or results of operations and the value of our securities could decline. Investors and prospective investors should consider the following risks, the information contained under the heading “Warning Concerning Forward Looking Statements” and the risks described elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities.
RISKS RELATED TO OUR BUSINESS
We may fail to continue as a going concern.
As discussed elsewhere in this Annual Report on Form 10-K, our management has concluded that certain conditions and events that we face raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern depends upon many factors, including our ability to increase our revenues, reduce our costs and/or pursue other transactions, including seeking to reduce our operating leverage and sell assets, to be able to continue to fund our operating and capital requirements and meet our debt obligations. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. If we pursue asset sales, we may be unable to sell at prices as high as we may be able to receive if we were not experiencing our current operating and liquidity challenges. We cannot be sure that we will be able to obtain any such needed additional funds by any of the foregoing or other means, and any such funds we may obtain may not be sufficient. If we are unable to obtain sufficient funds, we may be unable to continue as a going concern.

We currently operate 260 senior living communities under lease and management arrangements with SNH, or approximately 91.5% of the total communities we operate. In order to address the operating and liquidity issues we are currently experiencing, our Independent Directors and SNH’s independent trustees are currently evaluating our lease and management arrangements with SNH. As a result, there may be agreed changes to our arrangements with SNH in the future. In addition, we are also currently evaluating options to refinance our existing credit facility, which is scheduled to expire on June 28, 2019. We cannot be sure that any changes to our arrangements with SNH will be agreed to or occur. If we are not able to reach agreement to change our arrangements with SNH, we will likely default on our rent obligations owed to SNH unless we obtain relief. For example, we expect to obtain a temporary deferral from SNH on our obligation to pay rent to SNH under our leases with SNH for the month of February 2019 but we cannot be sure that SNH will grant us this deferral; if we do not receive this deferral or any other relief we may need in the future, we may default in paying some or all of the rent due to SNH. In addition, we cannot be sure that we will obtain any renewed or restructured credit facility, and our ability to do so will likely depend on the lenders’ belief that our prospects, operating leverage and expected future operating results will permit us to continue as a going concern and to fund our operations, capital investments and debt service and other obligations. Any changes to our lease or management arrangements with SNH or renewed or restructured credit facility may not result in our realizing improved operating results or liquidity and may not be sufficient to enable us to continue as a going concern.

We may default on our lease obligations.

                We lease 184 senior living communities from SNH. As of December 31, 2018, our total annual rent payable to SNH was $207.8 million. As discussed elsewhere in this Annual Report on Form 10-K, as part of our attempt to address the operating and liquidity issues we are currently experiencing, our Independent Directors and SNH’s independent trustees are currently evaluating our lease and management arrangements with SNH. If we are not able to reach agreement to change our arrangements with SNH, we will likely default on our rent obligations owed to SNH. For example, we expect to obtain a temporary deferral from SNH for our obligation to pay rent to SNH under our leases with SNH for the month February 2019 but we cannot be sure that SNH will grant us this deferral; if we do not receive this deferral or any other relief we may need in the future, we may default in paying some or all of the rent due to SNH. If we default our leases with SNH and do not obtain relief for that default, we would likely experience a material adverse effect and we may fail to continue as a going concern.

We may fail to renew or replace our existing credit facility.

Our credit facility is scheduled to expire on June 28, 2019. As of March 5, 2019, we had $51.5 million of borrowings outstanding under that facility. We are currently evaluating options to refinance our credit facility. We cannot be sure that we will obtain any renewed or restructured credit facility, and our ability to do so will likely depend on the lenders’ belief that our prospects, operating leverage and expected future operating results will permit us to continue as a going concern and to fund our operations, capital investments and debt service and other obligations. We may not be able to renew or restructure our credit facility, and any renewed or restructured credit facility that we may obtain may not result in our realizing improved operating results or liquidity and may not be sufficient to enable us to continue as a going concern.

We may not be able to fund our operating and capital expenses and debt service obligations and any reductions we make to our operating and capital expenses may harm our business.

Our principal sources of funds to meet operating and capital expenses and debt service obligations are cash flows from operating activities, unrestricted cash balances, borrowings under our credit facility and proceeds from our sales to SNH of qualified capital improvements we may make to communities that we lease from SNH for increased rent pursuant to our leases. At December 31, 2018, we have an accumulated deficit of $292.6 million, we have incurred operating losses in each of the last three years, and we had net negative cash flows from operations of $54.2 million for the year ended December 31, 2018. Further, our existing credit facility is scheduled to expire on June 28, 2019 and we cannot be sure that we will renew or replace that facility. Due to our current operating and liquidity challenges, we may not be able to fund our operating and capital expenses or debt service obligations. In addition, we may reduce our capital and operating expenses, which may harm our competitive position, require us to make larger expenditures in the future for deferred maintenance and other costs and harm our business.

We may fail to comply with the terms of the credit agreement, including repaying the principal at maturity on June
28, 2019.

Our credit agreement includes various conditions, covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. For example, our credit agreement requires us to maintain certain debt service ratios. Our ability to comply with such covenants will depend upon our ability to operate our business profitably. If the recent trends in occupancy, rates and employment and other costs and expenses continue or increase or we do not sufficiently reduce our operating leverage, we may incur additional operating losses. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our securityholders.

If we default under our credit agreement, our lenders may demand immediate payment. Any default under our credit agreement that results in acceleration of our obligations to repay outstanding indebtedness would likely have serious adverse consequences to us, including the possible foreclosure of the real estate mortgages on 10 senior living communities owned by our guarantor subsidiaries, and would likely cause the value of our securities to decline.

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
We have realized losses from operations for the past several years and, prior to that, we had not been consistently profitable since we became a public company in 2001. We currently have limited resources and substantial lease obligations. Given our history of losses and the current industry conditions, we cannot be sure that we will be able to achieve and/or maintain profitability in the future or that we will be able to continue as a going concern. If we are unable to effectively manage our operations and cash flows, or achieve profitability in other ways, the value of our securities may be adversely affected.

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
As further discussed below, government benefits, such as Medicare and Medicaid, are not generally available for services at independent and assisted living communities. Many seniors are not otherwise able to pay our monthly resident fees with private resources. Our residents paid approximately 76.7% of our senior living revenues from operations during the year ended December 31, 2018 from their private resources, and we expect to continue to rely on the ability of our residents to pay for our services from their own financial resources. Economic downturns, softness in the U.S. housing market, higher levels of unemployment among resident family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of seniors to afford our resident fees. If we are unable to retain and/or attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services and other service offerings, our occupancy rates, revenues and results of operations could decline.
The current trend for seniors to delay moving to senior living communities until they require greater care or to forgo moving to senior living communities altogether could have a material adverse effect on our business, financial condition and results of operations.
Seniors have been increasingly delaying moving to senior living communities, including to our senior living communities, until they require greater care, and increasingly forgoing moving to senior living communities altogether. Further, rehabilitation services and other services are increasingly being provided to seniors on an outpatient basis or in seniors’ personal residences in response to market demand and government regulation, which may increase the trend for seniors to delay moving to senior living communities. Such delays may cause decreases in our occupancy rates and increases in our resident turnover rates. Moreover, older adults may have greater care needs and require higher acuity services, which may increase our cost of doing business, expose us to additional liability or result in lost business and shorter stays at our senior living communities if we are not able to provide the requisite care services or fail to adequately provide those services. These trends may negatively impact our occupancy rates, revenues, cash flows and results of operations.

Increases in our labor costs may have a material adverse effect on us.
Wages and employee benefits associated with our operations were approximately 42% of our 2018 total operating expenses. The U.S. labor market has been experiencing an extended period of low unemployment. Further, there has been recent legislation enacted and proposed legislation to increase the minimum wage in certain jurisdictions. This, in turn, has put upward pressure on wages. We compete with other senior living community operators, among others, to attract and retain qualified personnel responsible for the day to day operations of our senior living communities. The market for qualified nurses, therapists and other healthcare professionals is highly competitive, and periodic or geographic area shortages of such healthcare professionals may require us to increase the wages and benefits we offer to our employees in order to attract and retain such personnel or to utilize temporary personnel at an increased cost. In addition, employee benefit costs, including health insurance and workers’ compensation insurance costs, have materially increased in recent years and, as noted above, we cannot predict the future impact of the ACA, the repeal or replacement of the ACA or any other future healthcare legislation, on the cost of employee health insurance. Moreover, the low level of unemployment in the United States currently may result in our being unable to fully staff our senior living communities and clinics or having to pay overtime to adequately staff our senior living communities and clinics. Although we determine our employee health insurance and workers’ compensation self insurance reserves with guidance from third party professionals, our reserves may nonetheless be inadequate. Increasing employee health insurance and workers’ compensation insurance costs and increasing self insurance reserves for labor related insurance may materially and adversely affect our earnings.
We have been experiencing increases in labor costs. We cannot be sure that our labor costs will not continue to increase or that any increases will be recovered by corresponding increases in the rates we charge to our residents or otherwise. Any significant failure by us to control labor costs or to pass any increases on to residents through rate increases could have a material adverse effect on our business, financial condition and results of operations. Further, increased costs charged to our residents may reduce our occupancy and growth.

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
In recent years, a significant number of new senior living communities have been developed and continue to be developed. Although there are indications that the rate of newly started developments has recently declined, the increased supply of senior living communities that has resulted from recent development activity has increased competitive pressures on us, particularly in certain geographic markets where we operate senior living communities, and we expect these competitive challenges to continue at least through 2019. These competitive challenges may prevent us from maintaining or improving occupancy and rates at our senior living communities, which may adversely affect their profitability and, therefore, negatively impact our revenues, cash flows and results from operations.
The failure of Medicare and Medicaid rates to match our costs will reduce our income or create losses.
Some of our current operations, especially our SNFs, receive significant revenues from Medicare and Medicaid. We derived approximately 23.3% and 22.9% of our senior living revenues from continuing operations from these programs for the years ended December 31, 2018 and 2017, respectively. Payments under Medicare and Medicaid are set by government policy, laws and regulations. The rates and amounts of these payments are subject to periodic adjustment. Current and projected federal budget deficits, federal spending priorities and challenging state fiscal conditions have resulted in numerous recent legislative and regulatory actions or proposed actions with respect to Medicare and Medicaid payments, insurance and healthcare delivery. Examples of these, and other information regarding such matters and developments, are provided under the caption “Business—Government Regulation and Reimbursement” in Part I, Item 1 of this Annual Report on Form 10-K. We cannot estimate the type or magnitude of these matters. However, these matters could result in the failure of Medicare or Medicaid payment rates to cover our costs of providing required services to residents, or in reductions in payments to us or other circumstances that could have a material adverse effect on our business, results of operations and financial condition.
Private third party payers continue to try to reduce healthcare costs.
Private third party payers such as insurance companies continue their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review practices and greater enrollment in managed care programs and preferred provider organizations. These third party payers increasingly demand discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. These efforts to limit the amount of payments we receive for healthcare services could adversely affect us. Reimbursement payments under third party payer programs may not remain at levels comparable to present levels or be sufficient to cover the costs allocable to patients participating in such programs. Future changes in, or renegotiations of, the reimbursement rates or methods of third party payers, or the implementation of other measures to reduce payments for our services could result in a substantial reduction in our net operating revenues. At the same time, as a result of competitive pressures, our ability to maintain operating margins through price increases to private pay residents may be limited.
Provisions of the ACA and efforts to repeal, replace or modify the ACA could reduce our income and increase our costs.
The ACA contains insurance changes, payment changes and healthcare delivery systems changes that have affected, and will continue to affect, subject to possible future repeal, replacement or modification of the ACA. The ACA provides for multiple reductions to the annual market updates for inflation that may result in reductions in SNF Medicare payment rates. In addition, certain provisions of the ACA that affect employers generally, including the employer shared responsibility provisions that went into effect on January 1, 2015, may have an impact on the design and cost of the health coverage that we offer to our employees. We are unable to predict the impact of the ACA on our future financial results of operations, but it may be adverse and material. In addition, maintaining compliance with the ACA will require us to expend management time and financial resources.
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

Our business is subject to extensive regulation, which requires us to incur significant costs and may result in losses.
Licensing and Medicare and Medicaid laws require operators of senior living communities and rehabilitation and wellness clinics to comply with extensive standards governing operations and physical environments. Federal and state laws also prohibit fraud and abuse by senior living providers and rehabilitation and wellness clinic operators, including civil and criminal laws that prohibit false claims and regulate patient referrals in Medicare, Medicaid and other payer programs. In recent years, federal and state governments have devoted increased resources to monitoring the quality of care at senior living communities and to anti‑fraud investigations in healthcare generally. CMS contractors are expanding the retroactive audits of Medicare claims submitted by SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payers are conducting similar medical necessity and compliance audits. When federal or state agencies identify violations of anti‑fraud, false claims, anti‑kickback and physician referral laws, they may impose or seek civil or criminal penalties, treble damages and other government sanctions, and may revoke a community’s license or make conditional or exclude the community from Medicare or Medicaid participation. The ACA amended the federal Anti‑Kickback Statute and the FCA, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers, and for severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations. In addition, when these agencies determine that there has been quality of care deficiencies or improper billing, they may impose or seek various remedies or sanctions, including denial of new admissions, exclusion from Medicare or Medicaid program participation, monetary penalties, restitution of overpayments, government oversight, temporary management, loss of licensure and criminal penalties.

Current state laws and regulations allow enforcement officials to make determinations as to whether the care provided at our communities exceeds the level of care for which a particular community is licensed. A finding that a community is delivering care beyond the scope of its license could result in closure of the facility and the immediate discharge and transfer of residents. Certain states and the federal government may determine that citations relating to one community affect other communities operated by the same entity or related entities, which may negatively impact an operator’s ability to maintain or renew other licenses or Medicare or Medicaid certifications or to secure new licenses or certifications. In addition, revocation of a license or certification at one community could impact our ability to obtain new licenses or certifications or to maintain or renew existing licenses and certifications at other communities, and trigger defaults under our leases, our management agreements with SNH and our credit facility, or adversely affect our ability to operate or obtain financing in the future.
Our communities incur sanctions and penalties from time to time. As a result of the healthcare industry’s extensive regulatory system and increasing enforcement initiatives, we have experienced increased costs for monitoring quality of care compliance, billing procedures and compliance with referral laws and other laws that apply to us, and we expect these costs may continue to increase. For example, as disclosed elsewhere in this Annual Report on Form 10-K, as a result of our compliance program initiative to review records related to our Medicare billing practices, in September 2017, we made a disclosure to the OIG regarding potential inadequate documentation and other potential issues at one of our leased SNFs. We submitted supplemental disclosures related to this matter to the OIG in December 2017 and March 2018. At December 31, 2018, we had accrued an estimated revenue reserve of $0.8 million for historical Medicare payments we received and expect to repay as a result of these deficiencies. In addition, we have recorded expenses for additional costs we incurred or expect to incur, including estimated OIG imposed penalties, as a result of this matter, totaling $0.7 million for the year ended December 31, 2018, of which $0.6 million remains accrued and not paid at December 31, 2018. The compliance review we undertook, which resulted in this OIG voluntary disclosure, was not initiated in response to any specific complaint or allegation, but a review of the type that we periodically undertake to test our own compliance with applicable Medicare billing rules pursuant to our compliance program.

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
In addition, we are currently defendants in two employee litigation matters and may be subject to future employee litigation. For more information regarding the two pending employee litigation matters, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.
Litigation may subject us to adverse rulings and judgments that may materially impact our business, operating results and liquidity. In addition, defending litigation distracts the attention of our management and may be expensive. For more information regarding certain of our legal contingencies and past legal and compliance matters, see Note 12 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

If we do not achieve and maintain high quality of care, payments through pay-for-performance and value-based purchasing programs may be reduced, and the overall attractiveness of our senior living communities to potential residents could decrease as more quality data becomes publicly available.

CMS is moving towards pay-for-performance programs, such as value-based payment, as an alternative to fee-for-service reimbursement. In October 2016, CMS issued a final rule to implement the Quality Payment Program. Starting in 2019, providers may be subject to either MIPS payment adjustments or APM incentive payments. Under PAMA, beginning in federal fiscal year 2019, Medicare payment rates will be partially based on SNFs’ performance scores on a hospital readmissions measure as part of CMS’s new SNF Value-Based Purchasing Program. Moreover, under the IMPACT Act, SNFs are required to report certain quality measures, resource use measures and certain patient assessment data in a standardized and interoperable format. SNFs that fail to comply with the reporting requirements are subject to a 2.0% reduction in their Medicare payment rates. Beginning in October 2018, HHS made SNF-reported data publicly available on its Nursing Home Compare website. We cannot predict the impact of these quality-driven payment reforms, but they may be material to and adversely affect our future results of operations. In addition, we cannot predict the impact of more quality data becoming publicly available, but if we do not achieve and maintain high quality of care, the overall attractiveness of our communities to potential residents could decrease.
Increasing interest rates may adversely affect us.
Since the most recent U.S. recession, the Board of Governors of the U.S. Federal Reserve System, or the U.S. Federal Reserve, has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. Recently, there have been some modest signs of inflationary price movements, and the U.S. Federal Reserve has been raising the federal funds rate since December 2016. Previously, the U.S. Federal Reserve had indicated that it expected to raise the federal funds rate further in 2019, although it recently indicated that it may delay making those increases. Market interest rates may continue to increase, and those increases may materially and negatively affect us in several ways, including:

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

Our growth strategy may not succeed.

We intend to continue to grow our business by entering into additional long term operating arrangements for senior living communities and growing the healthcare services we provide where residents’ private resources account for all or a large majority of revenues. Our business plans include seeking to take advantage of expected long term increases in demand for senior living communities and healthcare services. Our growth strategy is subject to risks, including, but not limited to, the following:

•	we may not be an attractive business partner given our operating history and the liquidity challenges we are currently experiencing;

•	we may be unable to identify and operate additional senior living communities and clinics on acceptable terms;

•	we may be unable to access the capital required to operate additional senior living communities and clinics;

•	we may be unable to identify and operate additional senior living communities and clinics where residents’ private resources account for all or a large majority of revenues;

•	we may not achieve the operating results we expect from newly managed or leased senior living communities or any healthcare services we may provide;

•	the operations of newly managed or leased senior living communities and clinics and provision of other healthcare services may subject us to unanticipated contingent liabilities or regulatory matters;

•
we may be required to make significant capital expenditures to improve newly managed or leased senior living communities, including capital expenditures that were unanticipated at the time of entry into the management or lease arrangements;

•	we may have difficulty hiring and retaining key employees and other personnel at newly managed or leased senior living communities and clinics;

•	to the extent we incur additional lease obligations associated with new leased senior living communities or clinics, our operating leverage and resulting risks of debt defaults may increase;

•	the occupancy at newly managed or leased senior living communities may decline and it may take a period of time to stabilize the operations of newly managed or leased senior living communities;

•	integrating the operations of newly managed or leased senior living communities, clinics or other health services we may provide may disrupt our existing operations, or may cost more than anticipated;

•	we may fail to realize any expected operating or cost efficiencies from senior living communities or clinics we agree to manage or lease;

•
we may agree to manage or lease senior living communities subject to unknown liabilities and without any recourse, or with limited recourse, such as liability for the cleanup of undisclosed environmental contamination or for claims by residents, vendors or other persons related to actions taken by former owners or operators of the communities;

•	any failure to comply with licensing requirements at our senior living communities, clinics or elsewhere may prevent our obtaining or renewing licenses needed to conduct and grow our businesses; and

•
newly managed or leased senior living communities, clinics and other new or expanded healthcare services we may seek to provide might require significant management attention that would otherwise be devoted to our other business activities.

For these reasons, among others, we might not realize the anticipated benefits of our additional long term operating arrangements, and our growth strategy may not succeed or may cause us to experience losses.
Our business requires us to make significant capital expenditures to maintain and improve our senior living communities.
Our senior living communities sometimes require significant expenditures to address required ongoing maintenance or to make them more attractive to residents. Physical characteristics of senior living communities are mandated by various government authorities; changes in these regulations may require us to make significant expenditures. In addition, we are often required to make significant capital expenditures when we lease or manage new senior living communities. Our available financial resources may be insufficient to fund these expenditures. SNH has historically provided most of the capital required to improve the senior living communities we lease from them or manage for their account but SNH is not required to fund capital expenditures at our senior living communities. However, when SNH funds capital expenditures at our leased senior living communities, our rent increases, and when SNH funds capital expenditures at our managed senior living communities, the invested capital upon which SNH’s returns are based increases. We may be unable to pay increased rent at our leased senior living communities without experiencing losses and increases in SNH’s invested capital at our managed communities may reduce or prevent our receipt of incentive fees or subject the applicable management agreements to termination by SNH if it is unable to realize its return on invested capital under such agreements. Further, in light of our current operating and liquidity challenges, we may be limited in making capital expenditures, which may harm our competitive position, require us to make larger expenditures in the future for deferred maintenance and other costs and harm our business.

Current government policies regarding interest rates and trade as well as any prolonged government shutdown may cause a recession.

The U.S. Federal Reserve policy regarding the timing and amount of future increases in interest rates, changing U.S. and other countries’ trade policies and a prolonged U.S. government shutdown may hinder the growth of the U.S. economy. It is unclear whether the U.S. economy will be able to withstand these challenges and continue sustained growth. Economic weakness in the U.S. economy generally or a new U.S. recession would likely adversely affect our financial condition, including by limiting our ability to pay rent and causing the values of our owned and operated senior living communities and of our securities to decline. Further, general economic conditions, such as inflation, commodity costs, fuel and other energy costs, costs of labor, insurance and healthcare, interest rates, and tax rates, affect our operating and general and administrative expenses, and we have no control or limited ability to control such factors. Such economic uncertainties and conditions may adversely affect us and others, including our landlords, the owner of our managed senior living communities and our residents and prospective residents, such as by reducing access to funding or credit, increasing the cost of credit, limiting the ability to manage interest rate risk and increasing the risk that obligations will not be fulfilled, as well as other impacts which we are unable to fully anticipate.
We rely on information technology and systems in our operations, and any material failure, inadequacy, interruption or security failure of that technology or those systems could materially and adversely affect us.
We rely on information technology and systems, including the Internet, commercially available software and our internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of our business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personally identifiable information of employees, residents and tenants and lease data. If we experience material security or other failures, inadequacies or interruptions of our information technology, we could incur material costs and losses and our operations could be disrupted as a result. Further, third party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to us. We rely on commercially available systems, software, tools and monitoring, as well as our internally developed applications and internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential resident, tenant, customer and vendor information, such as personally identifiable information related to our employees and others, including our residents, and information regarding their and our financial accounts. We take various actions, and incur significant costs, to maintain and protect the operation and security of our information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The cybersecurity risks to us and our third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities against us, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in our or third parties’ information technology networks and systems or operations. Any failure to maintain the security, proper function and availability of our information technology and systems, or certain third party vendors’ failure to similarly protect their information technology and systems that are relevant to us or our operations, or to safeguard our business processes, assets and information could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.

We may fail to comply with laws governing the privacy and security of personal information, including relating to health.
We are required to comply with federal and state laws governing the privacy, security, use and disclosure of personally identifiable information and protected health information. Under HIPAA and the HITECH Act, as updated by the Omnibus Rule, we are required to comply with the HIPAA privacy rule, security standards and standards for electronic healthcare transactions. State laws also govern protected health information, and rules regarding state privacy rights may be more stringent than HIPAA. Other federal and state laws govern the privacy of other personally identifiable information. If we fail to comply with applicable federal or state standards, we could be subject to civil sanctions and criminal penalties, which could materially and adversely affect our business, financial condition and results of operations. HIPAA enforcement efforts have steadily increased, with HHS, through its Office for Civil Rights, entering into many HIPAA settlements with providers.
Operating leverage may harm our financial condition and results of operations and prevent us from continuing as a going concern.
We have substantial lease and other obligations. Our total annual minimum rent payable by us under our leases was $210.6 million as of December 31, 2018. In addition, our total consolidated long term debt as of December 31, 2018 was approximately $7.5 million. We also had approximately $51.5 million of borrowings outstanding under our credit facility and $0.3 million of short term mortgage debt as of December 31, 2018.
Our substantial lease and other obligations, including our indebtedness, could impact our business in the following ways, among others:

•	our ability to continue as a going concern may continue to be a substantial risk;

•	our ability to satisfy our lease and debt obligations could be affected;

•	the funds required to make rent, interest and principal payments will not be available for operations, working capital, capital expenditures, expansion or general corporate or other purposes;

•	our ability to obtain additional financing may be impaired;

•	our flexibility in planning for, or reacting to, changes in our business and industry may be limited; and

•	we may be more vulnerable to downturns in our business and industry or the economy generally.

We may incur significant costs from our self insurance arrangements.
We partially self insure up to certain limits for workers’ compensation, professional and general liability and automobile coverage. Claims in excess of these limits are insured up to contractual limits, over which we are self insured. We fully self insure all health related claims for our covered employees. We may incur significant costs for claims and related matters under our self insurance arrangements. We cannot be sure that our insurance charges and self insurance reserve requirements will not increase, and we cannot predict the amount of any such increase, or to what extent, if at all, we may be able to offset any such increase through higher retention amounts, self insurance or other means in the future. Although we determine our employee health insurance, workers’ compensation and professional and general liability self insurance reserves with guidance from third party professionals, our reserves may nonetheless be inadequate. Determining reserves for the casualty, liability, workers’ compensation and healthcare losses and costs that we have incurred as of the end of a reporting period involves significant judgments based upon our experience and our expectations of future events, including projected settlements for pending claims, known incidents that we expect may result in claims, estimates of incurred but not yet reported claims, expected changes in premiums for insurance provided by insurers whose policies provide for retroactive adjustments, estimated litigation costs and other factors. Since these reserves are based on estimates, the actual expenses we incur may differ from the amount reserved and could result in our recognizing a significant amount of expenses in excess of our reserves. Our costs under our self insurance arrangements may materially and adversely affect our business, results of operations and liquidity.
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

In particular, December 2017 legislation made substantial changes to the IRC, especially as it relates to the taxation of corporate income. Among those changes are a significant permanent reduction in the generally applicable corporate income tax rate, changes in the taxation of individuals and other noncorporate taxpayers that generally reduce their taxes on a temporary basis subject to “sunset” provisions, and the elimination or modification of various deductions. The new provisions generally limit business interest expense deductions to 30% of a taxpayer’s adjusted taxable income for a taxable year, and beginning after 2021, this limitation will become more stringent as it will be determined after application of any deduction for depreciation, amortization, or depletion. Additionally, the legislation also imposes additional limitations on the usage of net operating losses. Many of the provisions of the new law will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. It is also possible that there will be technical corrections legislation proposed with respect to the new law, the effect of which cannot be predicted and may be adverse to us.

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

As of December 31, 2018, our federal net operating loss carryforwards, which are scheduled to begin expiring in 2026 if unused, were approximately $167.0 million, and our federal tax credit carryforwards, which begin expiring in 2022 if unused, were approximately $18.9 million. If in the future we use our net operating loss or tax credit carryforwards to reduce our tax liabilities, the existence and amounts of these net operating loss or tax credit carryforwards may be subject to audit by the relevant tax authorities and the amounts of these net operating loss or tax credit carryforwards may be reduced.

Our operations are subject to environmental risks and liabilities.

Our operations are subject to risks associated with environmental hazards. Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to government agencies or third parties for costs and damages they incur in connection with hazardous substances. Under our leases with SNH, we have agreed to indemnify SNH for any environmental liabilities it incurs related to the properties on which our senior living communities that we lease from SNH are located. The costs and damages that may arise from environmental hazards are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, the location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it may take to remediate contamination. In addition, these laws also impose various requirements regarding the operation and maintenance of properties and record keeping and reporting requirements relating to environmental matters that require us to incur costs to comply with.
We may incur substantial liabilities and costs for environmental matters.

Our operations are subject to risks from adverse weather and climate events.
Severe weather may have an adverse effect on certain senior living communities we operate. Flooding caused by rising sea levels and severe weather events, including hurricanes, tornadoes and widespread fires have had and may have in the future an adverse effect on senior living communities we operate and result in significant losses to us and interruption of our business. When major weather or climate-related events, such as hurricanes, floods and wildfires, occur near our senior living communities, we may relocate the residents at our senior living communities to alternative locations for their safety and close or limit the operations of the impacted senior living community until the event has ended and the senior living community is then ready for operation. We may incur significant costs and losses as result of these activities, both in terms of operating, preparing and repairing our senior living communities in anticipation of, during and after a severe weather or climate-related event and in terms of potential lost business due to the interruption in operating our senior living communities. Our insurance may not adequately compensate us for these costs and losses.
Further, concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our senior living communities to increase. In the long term, we believe any such increased operating costs will be passed through and paid by our residents and other customers in higher charges for our services. However, in the short term, these increased costs, if material in amount, could materially and adversely affect our financial condition and results of operations and cause the value of our securities to decline.
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
The Financial Accounting Standards Board, or FASB, adopted new accounting rules that are effective for reporting periods beginning after December 2018, which require companies to capitalize long term leases on their balance sheets by recognizing lessees’ rights and obligations. Since January 1, 2019, we are now required to account for the leases for our senior living communities, including those with SNH, in the assets and liabilities on our balance sheet, where previously we accounted for such leases on an “off balance sheet” basis. As a result, a significant amount of lease related assets and liabilities are recorded on our balance sheet and we may be required to make other changes to the recording and classification of our lease related expenses. Though these changes do not have any direct impact on our overall financial condition, these changes could cause investors or others to believe that we are highly leveraged and could change the calculations of financial metrics and covenants, as well as third party financial models regarding our financial condition.
RISKS ARISING FROM CERTAIN OF OUR RELATIONSHIPS AND OUR ORGANIZATION AND STRUCTURE
Our agreements and relationships with SNH, one of our Managing Directors, RMR LLC and others related to them may create conflicts of interest or the perception of such conflicts of interest.
We have significant commercial and other relationships with SNH, one of our Managing Directors, Adam D. Portnoy, RMR LLC and others related to them, including:

•	The substantial majority of the senior living communities that we operate are owned by SNH and our business is substantially dependent upon our relationship with SNH;

•	SNH owned 8.3% of our outstanding common shares as of December 31, 2018;

•
RMR LLC, a subsidiary of RMR Inc., provides management services to us and SNH and we pay RMR LLC fees for those services based on a percentage of revenues, as defined under our business management agreement with RMR LLC. In the event of a conflict between us and SNH or us and RMR LLC, any of its affiliates or any public entity RMR LLC or its subsidiaries provide management services to, RMR LLC may act on its own and SNH’s or such other entity’s behalf rather than on our behalf;

•
One of our Managing Directors, Adam Portnoy, is also a managing director, an officer and employee and, as the sole trustee of ABP Trust, the controlling shareholder of RMR Inc., and is an officer of, and through ABP Trust owns equity interests in, RMR LLC. RMR Inc. is the managing member of RMR LLC;

•
One of our Managing Directors, Adam Portnoy, is our largest stockholder and beneficially owned, in aggregate, approximately 35.7% of our outstanding common shares and 1.1% of SNH's outstanding common shares as of December 31, 2018;

•
Our President and Chief Executive Officer, Katherine E. Potter, and our Executive Vice President, Chief Financial Officer and Treasurer, Richard A. Doyle, are also officers and employees of RMR LLC, as are SNH’s president and chief operating officer and chief financial officer and treasurer;

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

•	We lease our office headquarters building from a subsidiary of ABP Trust;

•
We, SNH, ABP Trust and four other companies to which RMR LLC provides management services currently own AIC, are parties to a shareholders agreement regarding AIC and participate in AIC’s property insurance program.

These multiple responsibilities, relationships and cross ownerships could create competition for the time and efforts of RMR LLC, Adam Portnoy and other RMR LLC personnel, including our executive officers, and give rise to conflicts of interest, or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR LLC, our Managing Directors, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.

As a result of these relationships, our leases and management and pooling agreements with SNH, business management agreement with RMR LLC and other transactions with SNH, our Managing Director, RMR LLC and others related to them were not negotiated on an arm’s length basis between unrelated third parties, and therefore the terms thereof may not be as favorable to us as they would have been if they were negotiated on an arm’s length basis between unrelated third parties. In the past, in particular following periods of volatility in the overall market or declines in the market price of a company’s securities, stockholder litigation, dissident stockholder director nominations and dissident stockholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. These activities, if instituted against us, and the existence of conflicts of interest or the perception of conflicts of interest, could result in substantial costs and diversion of our management’s attention and could have a material adverse impact on our reputation, business and the market price of our common shares.

The substantial majority of the senior living communities that we operate are owned by SNH and our business is substantially dependent on our relationship with SNH.
Of the 284 senior living communities we operate, 260 are owned by SNH. We lease 184 of these properties pursuant to five long term leases with SNH and we manage 76 of these senior living communities pursuant to long term management agreements and pooling agreements with SNH. For the year ended December 31, 2018, $983 million, or 90%, of our senior living revenue and all of our management fee revenue and reimbursed costs incurred on behalf of managed communities revenue were recognized in respect of SNH owned properties that we operate.
SNH may terminate our leases, management agreements and pooling agreements in certain circumstances, including if SNH does not receive certain annual minimum returns on the subject properties or for our uncured material breach. Our business is substantially dependent upon our continued relationship with SNH. The loss of our leases, management agreements or pooling agreements with SNH, or a material change to their terms, could have a material adverse effect on our business, financial condition or results of operations. See also “—Risk Factors—We may default our lease obligations” in this Annual Report on Form 10-K.

Adam Portnoy, the sole trustee of ABP Trust, beneficially owns, in aggregate, 35.7% of our outstanding common shares. As a result, investors in our securities may have less influence over our business than shareholders of other publicly owned companies.

As of the date of this Annual Report on Form 10-K, Adam Portnoy beneficially owns, in aggregate, 35.7% of our outstanding common shares.

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
As of the date of this Annual Report on Form 10-K, Adam Portnoy beneficially owned, in aggregate, 35.7% of our outstanding common shares and SNH owned 8.3% of our outstanding common shares. These large shareholdings, some of which are subject to lock-up restrictions, reduce the number of our common shares that might otherwise be available to trade publicly, which could adversely affect the liquidity and market price of our common shares.

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

In October 2016, our Board of Directors granted a conditional exception from certain ownership limitations under our organizational documents that allowed ABP Acquisition LLC, a wholly owned subsidiary of ABP Trust, to acquire 17,999,999 common shares in November 2016. Based on our Board of Directors’ desire to continue to preserve the tax treatment of our net operating losses and other tax benefits, the acquisition by ABP Acquisition LLC will reduce the size of any future acquisition that our Board of Directors may be prepared to approve for purposes of our NOL bylaw.
Other provisions contained in our charter and bylaws or under Maryland law may also inhibit acquisitions of a significant stake in us and deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a stockholder may consider favorable, including, for example, provisions relating to:

•	the division of our Directors into three classes, with the term of one class expiring each year, which could delay a change of control of us;

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

•
the authority of our Board of Directors to create and issue new classes or series of stock (including stock with voting rights and other rights and privileges that may deter a change in control) and issue additional common shares;

•
restrictions on business combinations between us and an interested stockholder that have not first been approved by our Board of Directors (including a majority of Directors not related to the interested stockholder); and

•	the authority of our Board of Directors, without stockholder approval, to implement certain takeover defenses.

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
Our ownership interest in AIC may prevent stockholders from accumulating a large stake in us, from nominating or serving as our Directors, or from taking actions to otherwise control our business.
As an owner of AIC, we are licensed and approved as an insurance holding company, and any stockholder who owns or controls 10% or more of our securities or anyone who wishes to solicit proxies for election of, or to serve as, one of our Directors or for another proposal of business not approved by our Board of Directors may be required to receive pre-clearance from the concerned insurance regulators. These pre-approval procedures may discourage or prevent investors from purchasing our securities, from nominating persons to serve as our Directors or from taking other actions.
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

Our charter and contractual obligations authorize and may require us to indemnify, to the maximum extent permitted by Maryland law, any present or former Director or officer for actions taken by them in those and other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our stockholders may have more limited rights against our present and former Directors and officers than might otherwise exist absent the provisions in our charter and contracts or that might exist with other companies, which could limit our stockholders recourse in the event of actions not in their best interest.

Stockholder litigation against us or our Directors, officers, manager, other agents or employees may be referred to mandatory arbitration proceedings, which follow different procedures than in-court litigation and may be more restrictive to stockholders asserting claims than in-court litigation.

Our stockholders agree, by virtue of becoming stockholders, that they are bound by our governing documents, including the arbitration provisions of our bylaws, as they may be amended from time to time. Our bylaws provide that certain actions by one or more of our stockholders against us or any of our Directors, officers, manager, other agents or employees, other than disputes, or any portion thereof, regarding the meaning, interpretation or validity of any provision of our charter or bylaws, will be referred to mandatory, binding and final arbitration proceedings if we, or any other party to such dispute, including any of our Directors, officers, manager, other agents or employees, unilaterally so demands. As a result, we and our stockholders would not be able to pursue litigation in state or federal court against us or our Directors, officers, manager, other agents or employees, including, for example, claims alleging violations of federal securities laws or breach of fiduciary duties or similar director or officer duties under Maryland law, if we or any of our Directors, officers, manager, other parties or employees, against whom the claim is made unilaterally demands the matter be resolved by arbitration. Instead, our stockholders would be required to pursue such claims through binding and final arbitration.

Our bylaws provide that such arbitration proceedings would be conducted in accordance with the procedures of the Commercial Arbitration Rules of the American Arbitration Association, as modified by our bylaws. These procedures may provide materially more limited rights to our stockholders than litigation in a federal or state court. For example, arbitration in accordance with these procedures does not include the opportunity for a jury trial, document discovery is limited, arbitration hearings generally are not open to the public, there are no witness depositions in advance of arbitration hearings and arbitrators may have different qualifications or experiences than judges. In addition, although our bylaws’ arbitration provisions contemplate that arbitration may be brought in a representative capacity or on behalf of a class of our stockholders, the rules governing such representation or class arbitration may be different from, and less favorable to, stockholders than the rules governing representative or class action litigation in courts. Our bylaws also generally provide that each party to such an arbitration is required to bear their own costs in the arbitration, including attorneys’ fees, and that the arbitrators may not render an award that includes shifting of such costs or, in a derivative or class proceeding, award any portion of our award to any stockholder or such stockholder’s attorneys. The arbitration provisions of our bylaws may discourage our stockholders from bringing, and attorneys from agreeing to represent our stockholders wishing to bring, litigation against us or our Directors, officers, manager, other agents or employees. Our agreements with RMR LLC and SNH have similar arbitration provisions to those in our bylaws.
We believe that the arbitration provisions in our bylaws are enforceable under both state and federal law, including with respect to federal securities laws claims. We are a Maryland corporation and Maryland courts have upheld the enforceability of arbitration bylaws. In addition, the United States Supreme Court has repeatedly upheld agreements to arbitrate other federal statutory claims, including those that implicate important federal policies. However, some academics, legal practitioners and others are of the view that charter or bylaw provisions mandating arbitration are not enforceable with respect to federal securities laws claims. It is possible that the arbitration provisions of our bylaws may ultimately be determined to be unenforceable.
By agreeing to the arbitration provisions of our bylaws, stockholders will not be deemed to have waived compliance by us with federal securities laws and the rules and regulations thereunder.

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our Directors, officers, manager, agents or employees.
Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a fiduciary duty owed by any Director, officer, manager, agent or employee of ours to us or our stockholders; (3) any action asserting a claim against us or any Director, officer, manager, agent or employee of ours arising pursuant to Maryland law, our charter or bylaws brought by or on behalf of a stockholder, either on his, her or its own behalf, on our behalf or on behalf of any series or class of our shares of stock or by stockholders against us or any of our Directors, officers, agents, employees, or our manager including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of the charter or bylaws; or (4) any action asserting a claim against us or any Director, officer, agent, employee, or manager of ours that is governed by the internal affairs doctrine. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our charter or bylaws. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction or to a dispute that has been referred to binding arbitration in accordance with our bylaws. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act of 1933, as amended, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our common shares shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The arbitration and exclusive forum provisions of our bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our Directors, officers, agents, employees, or our manager, which may discourage lawsuits against us and our Directors, officers, agents, employees or our manager.

We may experience losses from our business dealings with AIC.
We, SNH, ABP Trust and four other companies to which RMR LLC provides management services each own 14.3% of AIC, and we have invested $6.0 million in AIC. We and those other AIC shareholders participate in a combined property insurance program arranged and insured or reinsured in part by AIC and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverage at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC’s business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.

RISKS RELATED TO OUR SECURITIES
If we become insolvent or fail to continue as a going concern, our securities may become worthless.
As noted elsewhere in this Annual Report on Form 10-K, we have incurred operating losses in each of our past three fiscal years, we had an accumulated deficit of $292.6 million as of December 31, 2018 and we had net negative cash flows from operations of $54.2 million for the year ended December 31, 2018. In addition, we have determined that there is a substantial doubt about our ability to continue as a going concern. If we become insolvent or fail to continue as a going concern, our securities may become worthless.

Any future equity issuances we may make may significantly dilute our stockholders’ equity interests.

                The trading price of our common shares is currently well below the historical trading prices for our common shares. If we issue additional common shares at or near current trading price levels, our pre-existing stockholders, especially our long term stockholders, may experience significant dilution of their equity interests. As noted elsewhere in this Annual Report on Form 10-K, we have determined that there is a substantial doubt about our ability to continue as a going concern. We are considering possible alternatives to improve our current operating and financial condition, including possible options to reduce operating leverage. To the extent we issue additional common shares as part of a transaction or other arrangement in an attempt to improve our current operating and financial condition, our existing shareholders’ equity interests may be significantly diluted.

We are not currently in compliance with the minimum bid price continued listing standard of The Nasdaq Stock Market LLC, or Nasdaq. If our common shares continue to trade below $1.00 per share for a sustained period, or we fail to meet other Nasdaq continued listing standards, Nasdaq may determine to delist our common shares, which could negatively impact the market price and liquidity of our common shares and reduce our ability to raise additional capital.
On October 22, 2018, we received a notification letter from Nasdaq informing us that, for the prior 30 consecutive business days, the bid price of our common shares had closed below $1.00 per common share, which is the minimum required closing bid price for continued listing on Nasdaq pursuant to Listing Rule 5550(a)(2). Under Nasdaq Listing Rule 5810(c)(3)(A), we have a 180 calendar day grace period, or until April 22, 2019, to regain compliance with the minimum bid price continued listing standard. To regain compliance, the closing bid price of our common shares must meet or exceed $1.00 per common share for a minimum of 10 consecutive business days during the 180 calendar day grace period. If we are not in compliance by April 22, 2019, we may be afforded a second 180 calendar day grace period. To qualify for this additional grace period, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq with the exception of the minimum bid price requirement. If we do not regain compliance within the allotted period(s), including any extensions that we may receive, Nasdaq will provide notice that our common shares will be subject to delisting.
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

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
OUR SENIOR LIVING COMMUNITIES
We classify a senior living community based on the predominant type of services offered at that community. As of December 31, 2018, we owned or leased and operated 208 senior living communities which we have categorized into two groups as follows (dollars in thousands):

		Type of units				Average occupancy for the year ended Dec. 31, 2018	Revenues for the year ended Dec. 31, 2018	Percent of revenues from private resources
Type of community	No. of communities	Indep. living apts.	Assist. living suites	Skilled nursing beds	Total living units
Independent and assisted living communities	179	6,742	11,127	1,876	19,745	82.7%	$892,412	88.1%
SNFs	29	76	—	2,429	2,505	76.3%	164,234	21.0%
Totals:	208	6,818	11,127	4,305	22,250	82.0%	$1,056,646	77.7%

Excluded from the preceding data and the data below under the above heading "Our Senior Living Communities" are 76 independent and assisted living communities with 4,077 independent living apartments, 5,262 assisted living suites and 427 SNF units that we manage for the account of SNH.
Independent and Assisted Living Communities
As of December 31, 2018, we owned or leased and operated 179 independent and assisted living communities. We leased 155 of these communities from SNH and four of these communities from HCP, Inc., or HCP, and owned the remaining 20 communities. These 179 communities have a combined 19,745 living units and are located in 26 states. The following table provides additional information about these communities and their operations as of December 31, 2018 (dollars in thousands):

		Type of units				Average occupancy for the year ended Dec. 31, 2018	Revenues for the year ended Dec. 31, 2018	Percent of revenues from private resources
Location	No. of communities	Indep. living apts.	Assist. living suites	Skilled nursing beds	Total living units
1. Alabama	7	—	325	—	325	85.7%	$12,011	100.0%
2. Arizona	3	460	220	199	879	77.1%	37,188	82.6%
3. California	9	490	424	59	973	86.0%	49,285	90.2%
4. Delaware	6	337	295	356	988	74.8%	59,027	72.0%
5. Florida	9	1,173	723	155	2,051	93.2%	88,088	83.1%
6. Georgia	11	111	527	40	678	81.8%	25,943	94.2%
7. Illinois	4	112	199	—	311	91.9%	10,076	100.0%
8. Indiana	15	933	485	140	1,558	78.4%	56,259	91.2%
9. Kansas	3	332	67	158	557	83.1%	28,853	73.1%
10. Kentucky	9	477	291	166	934	84.0%	44,108	84.4%
11. Maryland	10	238	708	—	946	81.4%	56,021	100.0%
12. Massachusetts	1	—	123	—	123	93.1%	8,917	100.0%
13. Minnesota	1	—	202	—	202	76.1%	10,571	90.1%
14. Mississippi	2	—	116	—	116	82.2%	3,628	100.0%
15. Missouri	1	110	—	—	110	91.9%	2,676	100.0%
16. Nebraska	2	27	111	62	200	84.6%	9,673	59.4%
17. New Jersey	5	215	544	60	819	77.4%	38,373	81.8%
18. New Mexico	1	112	35	57	204	79.9%	11,795	87.3%
19. North Carolina	15	143	1,296	—	1,439	83.3%	69,546	99.8%
20. Ohio	1	143	115	24	282	82.4%	16,213	84.8%
21. Pennsylvania	10	—	991	—	991	80.6%	37,793	100.0%
22. South Carolina	18	101	887	58	1,046	77.7%	42,666	93.1%
23. Tennessee	10	7	619	—	626	88.2%	26,163	100.0%
24. Texas	9	837	610	273	1,720	79.7%	82,826	82.8%
25. Virginia	11	285	696	—	981	84.3%	36,467	99.8%
26. Wisconsin	6	99	518	69	686	85.4%	28,246	68.6%
Totals:	179	6,742	11,127	1,876	19,745	82.7%	$892,412	88.1%

Skilled Nursing Facilities
As of December 31, 2018, we leased from SNH and operated 29 SNFs with a combined 2,505 living units that are located in seven states. The following table provides additional information about these SNFs and their operations as of December 31, 2018 (dollars in thousands):

		Type of units				Average occupancy for the year ended Dec. 31, 2018	Revenues for the year ended Dec. 31, 2018	Percent of revenues from private resources
Location	No. of communities	Indep. living apts.	Assist living suites	Skilled nursing beds	Total living units
1. California	3	—	—	278	278	77.7%	$26,226	6.4%
2. Colorado	7	46	—	719	765	80.7%	57,156	22.3%
3. Iowa	4	19	—	283	302	78.9%	17,224	29.9%
4. Kansas	1	4	—	56	60	85.5%	3,824	28.3%
5. Nebraska	10	—	—	602	602	76.6%	31,430	22.5%
6. Wisconsin	2	—	—	309	309	59.2%	14,884	23.0%
7. Wyoming	2	7	—	182	189	76.2%	13,490	24.8%
Totals:	29	76	—	2,429	2,505	76.3%	$164,234	21.0%
OUR LEASES AND MANAGEMENT AGREEMENTS WITH SNH
The following is a summary of the material terms of our leases and management agreements with SNH. For more information about the terms of our leases and management agreements with SNH and related amounts, see Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10‑K.

Leases with SNH
As of December 31, 2018, we had five leases with SNH as follows:

	Number of Properties	Annual Rent as of December 31, 2018		Current Expiration Date	Remaining Renewal Options
1. Lease No. 1 for SNFs and independent and assisted living communities	82	$59.3	million	December 31, 2024	Two 15-year renewal options.
2. Lease No. 2 for SNFs, independent and assisted living communities	47	67.0	million	June 30, 2026	Two 10-year renewal options.
3. Lease No. 3 for independent and assisted living communities	17	36.0	million	December 31, 2028	Two 15-year renewal options.
4. Lease No. 4 for SNFs and independent and assisted living communities	29	35.6	million	April 30, 2032	Two 15-year renewal options.
5. Lease No. 5 for independent and assisted living communities	9	9.9	million	December 31, 2028	Two 15-year renewal options.
Totals	184	$207.8	million
Percentage Rent.  Our leases with SNH require us to pay percentage rent at the senior living communities we lease from SNH equal to 4% of the amount by which gross revenues, as defined in our leases, of each property exceeds gross revenues for a specific base year, as defined in our leases. These amounts are in addition to the annual rent amounts payable by us to SNH. We incurred total percentage rent of $5.5 million in 2018. Different base years apply to those communities that pay percentage rent. The base year is usually the first full calendar year after each community is initially leased.
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
Maintenance and Alterations.  We are required to operate continuously and maintain, at our expense, the leased properties in good order and repair, including structural and non-structural components. We may request that SNH fund amounts needed for qualifying improvements to the leased communities in return for rent increases according to formulas in the leases; however, SNH is not obligated to fund such requests, and we are not required to sell them to SNH. At the end of each lease term, we are required to surrender the leased properties in substantially the same condition as existed on the commencement date of the lease, subject to any permitted alterations and ordinary wear and tear.
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
Damage, Destruction, Condemnation and Environmental Matters.  In the event of any damage or immaterial condemnation of a leased property, we are generally required to rebuild with insurance or condemnation proceeds or, if such proceeds are insufficient, other amounts made available by SNH, if any, but if other amounts are made available by SNH, our rent will be increased accordingly. In the event of any material or total condemnation of a leased property, the lease shall terminate with respect to such leased property, in which event SNH shall be entitled to the condemnation proceeds and our rent will be reduced accordingly. In the event of any material or total destruction of a leased property, we may terminate the lease with respect to such leased property, in which event we are required to pay to SNH any shortfall in the amount of proceeds SNH receives from insurance compared to the replacement cost of such leased property and our rent will be reduced accordingly. We are also required to remove and dispose of any hazardous substance at the leased properties in compliance with all applicable environmental laws and regulations.

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
Lease Subordination.  Our leases may be subordinated to any mortgages on properties leased from SNH. As of December 31, 2018, none of our leases were subordinated to any mortgage notes.
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

Management Agreements with SNH
As of December 31, 2018, we managed 76 senior living communities for the account of SNH, pursuant to long term management and pooling agreements that combine various calculations of revenues and expenses from the operations of the communities covered by the applicable pooling agreement. Our management agreements with SNH for the part of the senior living community owned by SNH and located in Yonkers, New York that is not subject to the requirements of New York healthcare licensing laws, and for the assisted living communities owned by SNH and located in Villa Valencia, California and Aurora, Colorado are not currently included in any of our pooling agreements with SNH. Pursuant to our management agreements with SNH for senior living communities that include assisted living units and the pooling agreements, we receive from SNH:

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
Our management agreements with SNH generally expire between 2030 and 2042, and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. These management agreements also provide that SNH has, and in some cases we have, the option to terminate the agreements upon the acquisition by a person or group of more than 9.8% of the other’s voting stock and upon certain change in control events affecting the other party, as defined in the applicable agreements, including the adoption of any stockholder proposal (other than a precatory proposal) with respect to the other party, or the election to the board of directors or trustees, as applicable, of the other party of any individual, if such proposal or individual was not approved, nominated or appointed, as the case may be, by a majority of the other party’s board of directors or board of trustees, as applicable, in office immediately prior to the making of such proposal or the nomination or appointment of such individual.
In November 2017, we entered a transaction agreement with SNH pursuant to which we agreed to sell six senior living communities to SNH. In December 2017, January 2018, February 2018 and June 2018, we sold to SNH these six senior living communities and, concurrently with those sales, we and SNH entered management agreements for each of these senior living communities and two new pooling agreements with terms substantially similar to our other management and pooling agreements with SNH, and we began managing these communities for the account of SNH.

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

In June 2018, we began managing for the account of SNH, pursuant to a management agreement and our existing Pooling Agreement No. 12 with SNH, as amended and restated, a senior living community SNH owns located in California.

In November 2018, we began managing for the account of SNH pursuant to a management agreement with SNH, a senior living community SNH owns located in Colorado.

We currently operate 260 senior living communities under lease and management arrangements with SNH, or approximately 91.5% of the total communities we operate. In order to address the operating and liquidity issues we are currently experiencing, our Independent Directors and SNH's independent trustees are currently evaluating our lease and management arrangements with SNH. As a result, there may be agreed changes to our arrangements with SNH in the future. In addition, we are also currently evaluating options to refinance our existing credit facility, which is scheduled to expire on June 28, 2019. We cannot be sure that any changes to our arrangements with SNH will be agreed to or occur. In addition, we cannot be sure that we will obtain any renewed or restructured credit facility, and our ability to do so will likely depend on the lenders’ belief that our prospects, operating leverage and expected future operating results will permit us to continue as a going concern and to fund our operations, capital investments and debt service and other obligations. Any changes to our lease or management arrangements with SNH or renewed or restructured credit facility may not result in our realizing improved operating results or liquidity and may not be sufficient to enable us to continue as a going concern.

For more information regarding our leases and management arrangements with SNH, see Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. For more information regarding our relationship with SNH, see Note 14 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 3.  Legal Proceedings

We are defendants in two lawsuits filed by former employees in California. The first lawsuit, Lefevre v. Five Star Quality Care, Inc. was filed in San Bernardino County Superior Court in May 2015 and the second lawsuit, Mandviwala v. Five Star Quality Care, Inc. d/b/a Five Star Quality Care - CA, Inc. and FVE Managers, Inc. was filed in Orange County Superior Court in July 2015. The claims asserted against us in the similar, though not identical, complaints include: (i) failure to pay all wages due, (ii) failure to pay overtime, (iii) failure to provide meal and rest breaks, (iv) failure to provide itemized, printed wage statements, (v) failure to keep accurate payroll records and (vi) failure to reimburse business expenses. Both plaintiffs assert causes of action on behalf of themselves and on behalf of other similarly situated employees, including causes of action pursuant to the California Labor Code Private Attorney General Act. We believe that the claims against us are without merit and intend to vigorously defend against them. The results of litigation are uncertain and entail risk of adverse outcomes, and litigation is usually expensive and can be distracting to management. We can provide no assurance as to the outcome of these lawsuits. Our costs related to this litigation were $0.4 million in 2017. We incurred an additional $0.6 million of costs related to this litigation in 2018.

Procedurally, both matters were removed to the U.S. District Court for the Central District of California, or the District Court, where we filed motions to compel arbitration in each matter. In December 2015, our motions to compel arbitration in both cases were denied and we appealed each to the U.S. Court of Appeals for the Ninth Circuit, or the Ninth Circuit. In Lefevre, the Ninth Circuit affirmed the District Court’s decision. In Mandviwala, the Ninth Circuit affirmed the District Court’s decision in part and reversed the District Court’s decision in part. We filed petitions for writ of certiorari seeking review by the U.S. Supreme Court in both cases. The U.S. Supreme Court denied our petition for writ of certiorari in both cases and, as a result, the merits of both cases will be decided in litigation in the District Court.

In addition, from time to time, we become involved in litigation matters incidental to the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, we do not believe any of our currently pending litigation is likely to have a material adverse effect on our business.

Item 4.  Mine Safety Disclosures
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on Nasdaq (symbol: FVE).
As of February 27, 2019, there were approximately 2,000 stockholders of record of our common shares.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2018:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2018	—	—	—	$—
November 2018	—	—	—	$—
December 2018	30,492	0.38	—	$—

(1)
In December 2018, all common share purchases were made to satisfy tax withholding and payment obligations of employees and officers of us and of RMR LLC in connection with the vesting of awards of our common shares.  We purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

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

For the past few years, low capital costs appear to have encouraged increased senior living development, particularly in areas where existing senior living communities have historically experienced high occupancies. This has resulted in a significant number of new senior living communities being developed in recent years, although there are indications that the rate of newly started development has recently declined. The development activity has increased competitive pressures on us, particularly in certain of our geographic markets, and we expect these challenges to continue for at least the next few years. As recently developed senior living communities begin operations, we expect to have continuing challenges to maintain or increase occupancies and charges at our senior living communities. These challenges are currently negatively impacting our revenues, cash flows and results from operations and we expect these challenges to continue at least through 2019.

Another factor which appears to be negatively affecting us and our industry is that the same medical advances and healthcare services that are extending lives and periods of occupancy at senior living communities are also allowing some potential residents to defer the time when they require the special services available at our communities or forgo moving to senior living communities altogether. We do not currently believe that the increased stays that may result from medical advances and healthcare services will be completely offset by deferred entry, but we think this factor may be contributing to occupancy declines at this time.

In addition, low unemployment in the United States combined with a competitive labor market and, in certain jurisdictions, legislation and regulations that increase minimum wages, is increasing our employment costs, including salaries, wages and benefits, such as health care benefit coverage for our employees, which will increase our operating expenses and may negatively impact our financial results.

The senior living and healthcare industries are subject to extensive and frequently changing federal, state and local laws and regulations. These laws and regulations vary by jurisdiction but may address, among other things, licensure, personnel training, staffing ratios, types and quality of medical care, physical facility requirements, government healthcare program participation, the definition of "fraud and abuse", payment rates for resident services and confidentiality of patient records. We incur significant costs to comply with these laws and regulations and these laws and regulations may result in our having to repay payments we received for services we provided and to pay penalties, fines and interest, which amounts can be significant. See Note 12 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. For further information regarding government regulations and reimbursements, including possible changes and related legislative and other reform efforts, see "Business—Government Regulation and Reimbursement" in Part I, Item 1, and "—Our Revenues" in Part II, Item 7, of this Annual Report on Form 10-K.

OPERATIONS
We primarily earn our senior living revenues by providing housing and services to residents of our senior living communities. During 2018, approximately 23.3% of our senior living revenues came from the Medicare and Medicaid programs and approximately 76.7% of our senior living revenues came from residents’ private resources. We bill all private pay residents in advance for the housing and services to be provided in the following month.
Our material expenses are:

•	Wages and benefits—includes wages and wage related expenses, such as health insurance, workers’ compensation insurance and other benefits for our employees working at our senior living communities.

•	Other senior living operating expenses—includes utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs at our senior living communities.

•	Rent expense—as of December 31, 2018, we lease 184 senior living communities from SNH and four senior living communities from HCP.

•	General and administrative expenses—principally wages and wage related expenses for headquarters and regional staff supporting our communities.

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

As of December 31, 2018, we had two operating segments: senior living communities and rehabilitation and wellness. In the senior living communities segment, we operate for our own account or manage for the account of others independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. In the rehabilitation and wellness operating segment, we provide therapy services, including physical, occupational, speech and other specialized therapy services, in the inpatient setting and in outpatient clinics. We determined that our two operating segments meet the aggregation criteria as prescribed under the FASB Accounting Standards Codification™ Topic 280, Segment Reporting, and we have therefore determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation, professional and general liability and certain automobile insurance programs.

EXPANSION ACTIVITIES
In June 2018, SNH acquired an additional living unit at a senior living community we lease from SNH located in Florida which was added to the lease for that senior living community, and our annual rent payable to SNH increased by $14,000 as a result.
Also in June 2018, we began managing for the account of SNH, pursuant to a management agreement and our existing Pooling Agreement No. 12 with SNH, as amended and restated, a senior living community SNH owns located in California with 98 living units.

In November 2018, we began managing for the account of SNH, pursuant to a new management agreement we entered with SNH, a senior living community SNH owns located in Colorado with 238 living units. We and SNH both have the option to terminate the management agreement with respect to this community as of December 31, 2019.

We currently expect that our expansion activities will be focused on internal growth from our existing senior living communities and the healthcare services that we may provide and not from our acquisition of senior living communities, although we may from time to time acquire additional senior living communities.

For more information regarding our leases and management arrangements with SNH, see Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

INVESTMENT ACTIVITIES

During 2018 and 2017, we made capital expenditures for property, plant and equipment related to our operations, on a net basis after considering the proceeds from sales to SNH of improvements we made to senior living communities we lease from SNH, of $31.0 million and $31.3 million, respectively.

During 2018 and 2017, we received gross proceeds of $9.4 million and $22.4 million, respectively, in connection with the sale of equity and debt investments, and recorded net realized gains of $0.1 million and $0.4 million, respectively.

During 2018 and 2017, we purchased certain debt and equity investments for $5.3 million and $14.4 million, respectively.

DISPOSITION ACTIVITIES
In August 2017, we sold to SNH a land parcel adjacent to a senior living community located in Delaware that we lease from SNH for $0.8 million, excluding closing costs. This land parcel was added to the applicable lease and our annual minimum rent payable to SNH increased by $33,000 in accordance with the terms of that lease.

In November 2017, we entered a transaction agreement with SNH pursuant to which we agreed to sell six senior living communities to SNH for $104.4 million, including SNH’s assumption of approximately $33.5 million of mortgage debt principal secured by certain of these senior living communities and excluding closing costs. In December 2017, January 2018, February 2018 and June 2018, we sold to SNH two of these senior living communities located in Alabama and Indiana, one of these senior living communities located in Tennessee, one of these senior living communities located in Arizona and two of these senior living communities located in Tennessee, respectively, and in connection with those sales, we entered management agreements for each of these senior living communities and two new pooling agreements with SNH and we began managing these communities for the account of SNH.

In June 2018, we and SNH sold a SNF, which had been previously leased to us, located in California with 97 living units to a third party for a sales price of approximately $6.5 million, excluding closing costs. Pursuant to the terms of our lease with SNH, as a result of this sale, our annual rent payable to SNH decreased by 10.0% of the net proceeds that SNH received from this sale.

GOING CONCERN
We face increased competition across the senior living industry, including in specific markets in which we operate senior living communities. Medical advances and healthcare services also allow some potential residents to defer the time when they require the special services available at our communities. In addition, low unemployment in the United States combined with a competitive labor market within our industry are increasing our employment costs. These challenges are currently negatively impacting our revenues, expenses, cash flows and results from operations, and we expect these challenges to continue at least through 2019. At December 31, 2018, we have an accumulated deficit of $292.6 million and have incurred operating losses in each of the last three years. In addition, our credit facility is scheduled to expire on June 28, 2019, and we currently have $51.5 million of borrowings outstanding under that facility. These conditions raise substantial doubt about our ability to continue as a going concern. Further, due to our current operating and liquidity challenges, we may not be able to fund our operating and capital expenses or debt service obligations. In addition, we may reduce our capital and operating expenses, which may harm our competitive position, require us to make larger expenditures in the future for deferred maintenance and other costs and harm our business.

We currently operate 260 senior living communities under lease and management arrangements with SNH, or approximately 91.5% of the total communities we operate. In order to address the operating and liquidity issues we are currently experiencing, our Independent Directors and SNH's independent trustees are currently evaluating our lease and management arrangements with SNH. As a result, there may be agreed changes to our arrangements with SNH in the future. In addition, we are also currently evaluating options to refinance our existing credit facility, which is scheduled to expire on June 28, 2019. We cannot be sure that any changes to our arrangements with SNH will be agreed to or occur. If we are not able to reach agreement to change our arrangements with SNH, we will likely default on our rent obligations owed to SNH unless we obtain relief. For example, we expect to obtain a temporary deferral from SNH on our obligation to pay rent to SNH under our leases with SNH for the month of February 2019 but we cannot be sure that SNH will grant us this deferral; if we do not receive this deferral or any other relief we may need in the future, we may default in paying some or all of the rent due to SNH. In addition, we cannot be sure that we will obtain any renewed or restructured credit facility, and our ability to do so will likely depend on the lenders’ belief that our prospects, operating leverage and expected future operating results will permit us to continue as a going concern and to fund our operations, capital investments and debt service and other obligations. Any changes to our lease or management arrangements with SNH or renewed or restructured credit facility may not result in our realizing improved operating results or liquidity and may not be sufficient to enable us to continue as a going concern.

For more information regarding our leases and management agreements with SNH, see Note 9 and 11 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
Key Statistical Data For the Years Ended December 31, 2018 and 2017
The following tables present a summary of our operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(dollars in thousands, except average monthly rate)	2018	2017	Change	%/ bps Change
Senior living revenue	$1,094,404	$1,122,176	$(27,772)	(2.5)%
Management fee revenue	15,145	14,080	1,065	7.6%
Reimbursed costs incurred on behalf of managed communities	280,845	259,850	20,995	8.1%
Total revenues	1,390,394	1,396,106	(5,712)	(0.4)%
Senior living wages and benefits	(563,263)	(551,096)	(12,167)	2.2%
Other senior living operating expenses	(301,239)	(293,425)	(7,814)	2.7%
Costs incurred on behalf of managed communities	(280,845)	(259,850)	(20,995)	8.1%
Rent expense	(209,150)	(206,531)	(2,619)	1.3%
General and administrative expenses	(78,189)	(75,212)	(2,977)	4.0%
Depreciation and amortization expense	(35,939)	(38,192)	2,253	(5.9)%
Gain on sale of senior living communities	7,131	7,258	(127)	(1.7)%
Long lived asset impairment	(461)	(2,112)	1,651	(78.2)%
Interest, dividend and other income	818	765	53	6.9%
Interest and other expense	(3,018)	(4,308)	1,290	(29.9)%
Gain on early extinguishment of debt	—	143	(143)	(100.0)%
Unrealized loss on equity investments	(690)	—	(690)	100.0%
Realized gain on sale of debt and equity investments, net of tax	99	408	(309)	(75.7)%
(Provision) benefit for income taxes	(247)	4,536	(4,783)	(105.4)%
Equity in earnings of an investee	516	608	(92)	(15.1)%
Loss from continuing operations	$(74,083)	$(20,902)	$(53,181)	254.4%

Total number of communities (end of period):
Owned and leased communities	208	213	(5)	(2.3)%
Managed communities	76	70	6	8.6%
Number of total communities	284	283	1	0.4%

Total number of living units (end of period):
Owned and leased living units(1)	22,250	22,742	(492)	(2.2)%
Managed living units (1)	9,766	9,043	723	8.0%
Number of total living units (1)	32,016	31,785	(45)	(0.1)%

Owned and leased communities:
Occupancy % (1)(2)	82.0%	83.1%	n/a	(110)	bps
Average monthly rate (2)(3)	$4,729	$4,693	$36	0.8%
Percent of senior living revenue from Medicaid	12.4%	11.9%	n/a	—	bps
Percent of senior living revenue from Medicare	10.9%	11.1%	n/a	(20)	bps
Percent of senior living revenue from private and other sources	76.7%	77.1%	n/a	(40)	bps
_______________________________________
(1) Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(2) Occupancy and average monthly rate for the year ended December 31, 2018 include data for the senior living communities that were sold to SNH during such period as owned until the time of sale and as managed from the time of sale through the end of such period.
(3) Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues for senior living services divided by occupied units during the period, and multiplying it by 30 days.

Comparable communities (senior living communities that we owned, leased or managed and operated continuously since January 1, 2017):

	Year Ended December 31,
(dollars in thousands, except average monthly rate)	2018	2017	Change	%/bps Change
Senior living revenue	$1,081,462	$1,091,886	$(10,424)	(1.0)%
Management fee revenue	13,323	13,230	93	0.7%
Senior living wages and benefits	555,297	537,793	17,504	3.3%
Other senior living operating expenses	298,621	285,218	13,403	4.7%

Total number of communities (end of period):
Owned and leased communities	208	208	—	—
Managed communities	68	68	—	—
Number of total communities	276	276	—	—

Total number of living units (end of period):
Owned and leased living units (1)	22,250	22,279	(29)	(0.1)%
Managed living units (1)	8,830	8,814	16	0.2%
Number of total living units (1)	31,080	31,093	(13)	—%

Owned and leased communities:
Occupancy % (1)	82.0%	82.9%	n/a	(90)	bps
Average monthly rate (2)	$4,732	$4,721	$11	0.2%
Percent of senior living revenue from Medicaid	12.4%	11.5%	n/a	90	bps
Percent of senior living revenue from Medicare	10.5%	10.7%	n/a	(20)	bps
Percent of senior living revenue from private and other sources	77.1%	77.8%	n/a	(70)	bps
_______________________________________
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
Year Ended December 31, 2018, Compared to Year Ended December 31, 2017
The following is a discussion of our operating results for our senior living communities during the year ended December 31, 2018 compared to the year ended December 31, 2017.
Senior living revenue. Senior living revenue for the year ended December 31, 2018 decreased by 2.5% compared to the year ended December 31, 2017 primarily due to the sale of two senior living communities during the fourth quarter of 2017 and five senior living communities during the first half of 2018 and a decrease in occupancy, partially offset by an increase in average monthly rates to residents who pay privately for services, an increase in revenues from ancillary services, such as rehabilitation and wellness services, and an estimated $0.9 million revenue reserve we recorded in 2017 in connection with our voluntary Medicare compliance assessment in 2017 at one of our SNFs, or the 2017 Compliance Assessment. The 1.0% decrease in senior living revenue at the senior living communities that we have operated continuously since January 1, 2017 was primarily due to a decrease in occupancy, partially offset by an increase in average monthly rates to residents who pay privately for services and an estimated $0.9 million revenue reserve we recorded in 2017 in connection with the 2017 Compliance Assessment.
Management fee revenue. Management fee revenue increased by 7.6% for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to an increase in the number of managed communities from 70 to 76.
Reimbursed costs incurred on behalf of managed communities. Reimbursed costs incurred on behalf of managed communities increased by 8.1% for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to an increase in the number of managed communities from 70 to 76.

Senior living wages and benefits. Senior living wages and benefits increased by 2.2% for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to increases in overtime expenses, annual wage increases and employee health insurance expenses, partially offset by the sale of two senior living communities during the fourth quarter of 2017 and five senior living communities during the first half of 2018. The 3.3% increase in senior living wages and benefits at the senior living communities that we have operated continuously since January 1, 2017 was primarily due to increases in overtime expenses, annual wage increases and employee health insurance expenses.
Other senior living operating expenses. Other senior living operating expenses, which include utilities, housekeeping, dietary, repairs and maintenance, insurance and community level administrative costs, increased by 2.7% for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to an increase in repairs and maintenance and certain consulting and other purchased services expenses, partially offset by the sale of two senior living communities during the fourth quarter of 2017 and five senior living communities during the first half of 2018, a decrease in professional and general liability insurance expenses and $0.7 million of estimated penalties and fees recorded in 2017 in connection with the 2017 Compliance Assessment. The 4.7% increase in other senior living operating expenses at the senior living communities that we have operated continuously since January 1, 2017 was primarily due to an increase in repairs and maintenance and certain consulting and other purchased services expenses, partially offset by a decrease in professional and general liability insurance expenses and $0.7 million of estimated penalties and fees recorded in 2017 in connection with the 2017 Compliance Assessment.

Rent expense. Rent expense increased by 1.3% for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to additional rent related to senior living community capital improvements we sold to SNH since January 1, 2017 pursuant to our leases with SNH.

General and administrative expenses. General and administrative expenses increased by 4.0% for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to an increase in expenses for certain consulting and other purchased services and increases in corporate wages and benefits expenses.
Depreciation and amortization expense. Depreciation and amortization expense decreased by 5.9% for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to the sale of two senior living communities during the fourth quarter of 2017 and five senior living communities during the first half of 2018, partially offset by capital expenditures we incurred at our owned and leased senior living communities (net of our sales of capital improvements to SNH at our leased communities) since January 1, 2017.

Gain on sale of senior living communities. For the years ended December 31, 2018 and 2017, we recorded a gain on sale of senior living communities of $7.1 million and $7.3 million, respectively, primarily in connection with our sale of four senior living communities in January, February and June 2018 and two senior living communities in December 2017 to SNH pursuant to the transaction agreement discussed above.

Long lived asset impairment. For the years ended December 31, 2018 and 2017, we recorded non-cash charges for long lived asset impairment of $0.5 million and $2.1 million, respectively, to reduce the carrying value of certain of our long lived assets to their estimated fair values.
Interest, dividend and other income. Interest, dividend and other income increased by 6.9% for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to higher investable cash and cash equivalents balances.

Interest and other expense. Interest and other expense decreased by 29.9% for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to the repayment of one mortgage note in September 2017 and another mortgage note in December 2017 and SNH’s assumption of one mortgage note in February 2018 and another mortgage note in June 2018 in connection with our sale of three senior living communities to SNH pursuant to the transaction agreement discussed above.

Gain on early extinguishment of debt. In September 2017, we prepaid a mortgage note and recorded a gain of $0.1 million, net of unamortized premiums and a prepayment penalty equal to 1% of the principal prepaid.
Unrealized loss on equity investments. Unrealized loss on equity investments represents our unrealized loss on our equity investments held at December 31, 2018 in accordance with new U.S. generally accepted accounting principles.

Realized gain on sale of debt and equity investments, net of tax. Realized gain on sale of debt and equity investments represents our realized gain on our sale of investments, net of applicable taxes.

(Provision) benefit for income taxes. For the years ended December 31, 2018 and 2017, we recognized a provision for income taxes of $0.2 million and a benefit for income taxes of $4.5 million, respectively. The provision for income taxes for the year ended December 31, 2018 was due to state taxes. The benefit for income taxes for the year ended December 31, 2017 is primarily due to our monetization of alternative minimum tax credits. For additional information regarding our taxes, see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Equity in earnings of an investee, net of tax. Equity in earnings of an investee, net of tax, represents our proportionate share of earnings from AIC.

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2018, we had $29.5 million of unrestricted cash and cash equivalents and no availability for further borrowing under our credit facility.
Our principal sources of funds to meet operating and capital expenses and debt service obligations are cash flows from operating activities, unrestricted cash balances and proceeds from our sales to SNH of qualified capital improvements we may make to communities that we lease from SNH for increased rent pursuant to our leases with SNH. As noted elsewhere in this Annual Report of Form 10-K, we are currently experiencing substantial operating and liquidity challenges and we have determined that there is a substantial doubt about our ability to continue as a going concern.
Based on our cash balance at December 31, 2018 and projected cash needs for the next 12 months, our management believes that we will need to increase our revenues, reduce our costs and/or pursue other transactions to be able to continue to fund our operating and capital requirements. We will need to raise the additional funds by: (i) increasing occupancy and/or rates we charge at our senior living communities, (ii) reducing our costs, (iii) increasing our revenues from other services we provide, such as rehabilitation, home health or other services, (iv) engaging in additional sale and leaseback or manageback or other transactions or otherwise expanding the scope of our business, (v) selling assets, including senior living communities we own, (vi) obtaining mortgage financing on our owned senior living communities, (vii) obtaining additional debt financing, such as term debt and/or a new credit facility, and/or (viii) issuing other debt or equity securities. We cannot be sure that we will be able to obtain any such additional funds by any of the foregoing or other means, and any such funds we may obtain may not be sufficient. If we are unable to obtain sufficient funds, we may be unable to continue as a going concern.

Assets and Liabilities
At December 31, 2018, we had $29.5 million of unrestricted cash and cash equivalents compared to $26.3 million at December 31, 2017. Our total current and long term assets were $138.1 million and $267.6 million, respectively, at December 31, 2018, compared to $197.2 million and $278.7 million, respectively, at December 31, 2017. Our total current and long term liabilities were $229.7 million and $104.8 million, respectively, at December 31, 2018, compared to $218.6 million and $112.3 million, respectively, at December 31, 2017. The decrease in total current assets primarily relates to a decrease in assets held for sale as a result of the sale of four senior living communities to SNH during the first half of 2018, partially offset by an increase in due from related persons because of timing differences in when payments were received. The increase in our total current liabilities primarily relates to borrowings under our credit facility, partially offset by decreases in our accounts payable and accrued expenses due to timing differences in when payments were made and a decrease in liabilities held for sale as a result of SNH’s assumption of mortgage debt in connection with the sale of three senior living communities to SNH during the first half of 2018.
We had cash flows used in operating activities of $54.2 million for the year ended December 31, 2018 compared to cash flows provided by operating activities of $16.2 million for the year ended December 31, 2017. The increase in cash flows used in operating activities for the year ended December 31, 2018 compared to the year ended December 31, 2017 relates to the timing of payments made by us for payables and other accrued expenses, amounts received by us from related persons, a $0.8 million payment we received from our former liability insurer related to the settlement of our previously disclosed Arizona litigation matter during the year ended December 31, 2017, and lower operating income before non-cash items during the year ended December 31, 2018 compared to the year ended December 31, 2017.
We had cash flows provided by investing activities of $4.9 million and $16.5 million for the years ended December 31, 2018 and 2017, respectively. The decrease in cash flows provided by investing activities was primarily due to the $31.8 million of net proceeds received from the sale of four senior living communities to SNH during the first half of 2018 compared to the $39.1 million of net proceeds received from the sale of two senior living communities to SNH during the fourth quarter of 2017. Acquisitions of property and equipment, net of sales of such assets to SNH, were $31.0 million and $31.3 million for the years ended December 31, 2018 and 2017, respectively.
We had cash flows provided by financing activities of $51.0 million for the year ended December 31, 2018 compared to cash flows used in financing activities of $18.9 million for the year ended December 31, 2017. The increase in cash flows provided by financing activities was due to net borrowings of $51.5 million under our credit facility, the prepayment of a $13.1 million mortgage note in September 2017 and fees paid in 2017 in connection with the replacement of our credit facility.
Debt Investments

We routinely evaluate our debt investments to determine if they have been impaired. If the fair value of a debt investment is less than its book or carrying value, and we expect that situation to continue for more than a temporary period, we will record an “other than temporary impairment” loss in our consolidated statements of operations. We evaluate the fair value of our debt investments by reviewing each debt investment's current market price, the ratings of the investment, the financial condition of the issuer, and our intent and ability to retain the investment during temporary market price fluctuations or until maturity. In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the investment is below the investment's cost basis for an extended period. However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the investment is historically volatile. Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not meet the criteria described above, such as if we plan to sell the investment in the near term and the fair value is below our cost basis. When we believe that a change in fair value of a debt investment is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses. When we determine that impairment in the fair value of a debt investment is an “other than temporary impairment”, we record a charge to earnings. We did not record an impairment charge for the years ended December 31, 2018 or 2017 for our debt investments.
Compliance and Litigation Matters
As previously disclosed, in July 2017, as a result of our compliance program to review records related to our Medicare billing practices, we became aware of certain potential inadequate documentation and other issues at one of our leased SNFs. This compliance review was not initiated in response to any specific complaint or allegation, but was a review of the type that we periodically undertake to test our compliance with applicable Medicare billing rules. As a result of these discoveries, we made a voluntary disclosure of deficiencies to the OIG pursuant to the OIG's Provider Self-Disclosure Protocol. We submitted supplemental disclosures related to this matter to the OIG in December 2017 and March 2018. At December 31, 2017, we accrued an estimated revenue reserve of $0.9 million for historical Medicare payments we received and expect to repay as a result of these deficiencies, which amount we reduced to $0.8 million in March 2018. The entire $0.8 million reserve remained accrued and unpaid at December 31, 2018. In addition, at December 31, 2017, we recorded an aggregate $0.7 million expense for additional costs we incurred as a result of this matter, including estimated OIG imposed penalties. Our total costs incurred related to this matter at December 31, 2018, excluding revenue reserves, was $0.7 million, $0.6 million of which remained accrued and unpaid at December 31, 2018.

We were defendants in a lawsuit filed in the Superior Court of Maricopa County, Arizona by the estate of a former resident of a senior living community operated by us, or the Arizona litigation matter. The complaint asserted claims against us for pain and suffering as a result of improper treatment constituting violations of the Arizona Adult Protective Services Act and wrongful death. In May 2015, the jury rendered a decision in our favor on the wrongful death claim, and against us on the remaining claims, returning verdicts awarding damages of approximately $19.2 million, which consisted of $2.5 million for pain and suffering and the remainder in punitive damages. In March 2016, pursuant to a settlement agreement we entered with the plaintiff, $7.3 million was paid to the plaintiff, of which $3.0 million was paid by our then liability insurer and the balance by us. We recorded a $4.2 million charge for the year ended December 31, 2015 for the net settlement amount we paid. In September 2017, pursuant to an agreement we entered with our former liability insurer to settle litigation we had commenced against it, our former liability insurer paid us an additional $0.8 million related to our settlement of the Arizona litigation matter and we recorded a decrease to other senior living operating expenses in our consolidated statements of operations consistent with the classification of the original charge.

Our Leases and Management Agreements with SNH
As of December 31, 2018, we leased 184 senior living communities from SNH under five leases. Our total annual rent payable to SNH as of December 31, 2018 was $207.8 million, excluding percentage rent based on increases in gross revenues at certain communities. Our total rent expense under all of our leases with SNH, net of lease inducement amortization and the amortization of the deferred gain associated with the June 2016 sale and leaseback transaction, was $206.2 million and $203.6 million for the years ended December 31, 2018 and 2017, respectively, which included approximately $5.5 million in estimated percentage rent due to SNH for each of the years ended December 31, 2018 and 2017.

Upon our request, SNH may purchase capital improvements made at the communities we lease from SNH and increase our rent pursuant to contractual formulas; however, we are not required to offer these improvements for sale to SNH and SNH is not obligated to purchase these improvements from us. During the year ended December 31, 2018, we sold to SNH $18.0 million of capital improvements made at the communities we lease from SNH. As a result, our annual rent payable to SNH increased by approximately $1.4 million.

We managed 76 senior living communities for the account of SNH and its related entities as of December 31, 2018, pursuant to long term management and pooling agreements that combine various calculations of revenues and expenses from the operations of the communities covered by the applicable pooling agreements. We earned management fees from SNH of $15.1 million and $14.1 million for the years ended December 31, 2018 and 2017, respectively, from the senior living communities we manage for the account of SNH and its related entities. Included in these amounts were fees we earned for our management of capital expenditure projects at the communities we manage for the account of SNH of $0.7 million and $0.8 million for the years ended December 31, 2018 and 2017, respectively. In addition, we earned incentive fees of $36,000 for the year ended December 31, 2018.

In November 2017, we entered a transaction agreement with SNH pursuant to which we agreed to sell six senior living communities to SNH and, as we sold these communities, to enter new management agreements with SNH for us to manage the sold communities for SNH, with the new management agreements being combined pursuant to two new pooling agreements between us and SNH. In December 2017, January 2018, February 2018 and June 2018, we sold to SNH these six senior living communities and concurrently with those sales, we and SNH entered management agreements for each of these senior living communities and two new pooling agreements and we began managing these communities for the account of SNH.

Our Independent Directors and SNH’s independent trustees are currently evaluating our lease and management arrangements with SNH. As a result, there may be agreed changes to our arrangements with SNH in the future. We cannot be sure that any changes to our arrangements with SNH will be agreed to or occur. For more information regarding our leases and management arrangements and other transactions with SNH, see Notes 9, 11 and 14 to our Consolidated Financial Statements included in Part IV, Item 15 in this Annual Report on Form 10-K.

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
At some of our senior living communities (principally our SNFs) and our rehabilitation and wellness clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation and wellness services. We derived approximately 23.3% and 22.9% of our consolidated revenues from these government funded programs for the years ended December 31, 2018 and 2017, respectively. Our net Medicare revenues totaled $119.1 million and $124.3 million for the years ended December 31, 2018 and 2017, respectively.  Our net Medicaid revenues totaled $135.9 million and $133.0 million for the years ended December 31, 2018 and 2017, respectively.
We cannot currently predict the type or magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our increasing expenses, but they may be adverse and material to our operations and to our future financial results of operations. Similarly, we are unable to predict the impact on us of the insurance changes, payment changes and healthcare delivery systems changes contained in and to be developed pursuant to the ACA. If the changes implemented under the ACA result in reduced payments for our services, or the failure of Medicare, Medicaid or insurance payment rates to cover our costs of providing required services to residents, our future financial results could be materially and adversely affected. Finally, to the extent the

ACA is repealed, replaced or modified, additional regulatory risks may arise. Depending upon what aspects of the ACA are repealed, replaced or modified, our future financial results could be adversely and materially affected.
For more information regarding government regulation and its possible impact on us and our business, revenues and operations, see “Business—Government Regulation and Reimbursement” in Part I, Item 1 of this Annual Report on Form 10-K.
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
Debt Financings and Covenants
In February 2017, we replaced our prior credit facility, which was scheduled to mature in April 2017, with a $100.0 million secured revolving credit facility, with terms substantially similar to those of our prior credit facility. We paid fees of $1.9 million in 2017 in connection with the replacement of our credit facility, which fees were deferred and are being amortized over the term of our credit facility. On December 18, 2018, we amended our credit agreement. As a result of the amendment to our credit agreement, the aggregate amount of the commitments under our credit facility was reduced to $54.0 million from $100.0 million, and the stated maturity date of our credit facility was changed to June 28, 2019 from February 24, 2020. In addition, the amendment eliminated our options to extend the maturity date of our credit facility for two, one year periods, as well as to request an increase in the aggregate amount of the commitments under our credit facility. The amendment also removed certain financial covenants we were previously required to comply with, including the leverage and fixed charge coverage ratios and the tangible net worth covenant. Certain other covenants and related definitions, among other provisions, included in our credit agreement were also modified pursuant to the amendment. Our credit facility is available for general business purposes, including acquisitions. We are required to pay interest at a rate based on, at our option, LIBOR or a base rate, plus a premium, or 4.85% and 7.00%, respectively, per annum as of December 31, 2018, on outstanding borrowings under our credit facility. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the available borrowings under our credit facility. No principal repayment is due until maturity.
Our credit facility is secured by real estate mortgages on 10 senior living communities with a combined 1,219 living units owned by certain of our subsidiaries that guarantee our obligations under our credit facility. Our credit facility is also secured by these subsidiaries’ accounts receivable and related collateral. The amount of available borrowings under our credit facility is subject to our having qualified collateral, which is primarily based on the value of the communities securing our obligations under our credit facility. Our credit facility provides for acceleration of payment of all amounts outstanding under our credit facility upon the occurrence and continuation of certain events of default, including a change of control of us, as defined. Our credit agreement, contains a number of financial and other covenants, including covenants that restrict our ability to pay dividends or make other distributions to our stockholders in certain circumstances.
At December 31, 2018, we had seven irrevocable standby letters of credit outstanding, totaling $25.2 million. In June 2018, we increased, from $17.8 million to $22.7 million, one of these letters of credit which secures our workers' compensation insurance program, and this letter of credit is currently collateralized by approximately $17.9 million of cash equivalents and $5.4 million of debt and equity investments. This letter of credit currently expires in June 2019 and is automatically extended for one year terms unless notice of nonrenewal is provided by the issuing bank prior to the end of the applicable term. We expect that our workers' compensation insurance program will require an increase in the value of this letter of credit in June 2019. The remaining six irrevocable standby letters of credit outstanding at December 31, 2018 totaling $2.5 million, secure certain of our other obligations. These letters of credit are scheduled to mature between May 2019 and October 2019 and are required to be renewed annually.

We also have mortgage debt of $7.9 million as of December 31, 2018 that we assumed in connection with a previous acquisition of a senior living community. Payments of principal and interest are due monthly under this mortgage debt until maturity in September 2032. The annual interest rate on this mortgage debt was 6.20% as of December 31, 2018.

In September 2017, we prepaid a mortgage note for one of our senior living communities that had a principal balance of $13.1 million and required interest at the contracted rate of 6.47% per annum.
In November 2017, we entered a transaction agreement with SNH pursuant to which in December 2017, January 2018, February 2018 and June 2018 we sold to SNH a total of six senior living communities and, concurrently with those sales, we and SNH entered management agreements for each of these senior living communities and two new pooling agreements with terms substantially similar to our other management and pooling agreements with SNH, and we began managing these communities for the account of SNH. In December 2017, we sold two of these senior living communities for approximately $39.2 million, including $2.3 million of mortgage debt, net of a mortgage discount, which was prepaid with proceeds from the sale, excluding closing costs. In January and February 2018 we sold two senior living communities for an aggregate sales price of approximately $41.9 million, including $17.4 million of mortgage debt, net of a mortgage premium, which SNH assumed upon completion of the sale, excluding closing costs. In June 2018, we sold two senior living communities for an aggregate sales price of approximately $23.3 million, including $17.2 million of mortgage debt, net of a mortgage premium, which SNH assumed upon completion of the sale, excluding closing costs.
As of December 31, 2018, we had $51.5 million in outstanding borrowings under our credit facility and $2.5 million in letters of credit issued under our credit facility, and no availability for further borrowing under our credit facility, and we had $7.9 million in outstanding mortgage debt. As of December 31, 2018, we believe we were in compliance with all applicable covenants under our debt agreements. We are evaluating options to refinance our existing credit facility, which is scheduled to expire on June 28, 2019. We cannot be sure that we will obtain any renewed or restructured credit facility, and our ability to do so will likely depend on the lenders’ belief that our prospects, operating leverage and expected future operating results will permit us to continue as a going concern and to fund our operations, capital investments and debt service and other obligations.
Related Person Transactions
We have relationships and historical and continuing transactions with SNH, RMR LLC, ABP Trust, AIC and others related to them. For example: SNH is our former parent company, our largest landlord, the owner of the senior living communities that we manage and a significant stockholder of us, owning as of December 31, 2018, 8.3% of our outstanding common stock; various services we require to operate our business are provided to us by RMR LLC pursuant to our business management agreement with RMR LLC and RMR LLC also provides management services to SNH; RMR LLC employs our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer; Adam D. Portnoy, one of our Managing Directors, directly and indirectly through ABP Trust and its subsidiaries, is our largest stockholder, beneficially owning approximately 35.7% of our outstanding common stock as of December 31, 2018; a subsidiary of ABP Trust is also the landlord for our headquarters; and Adam Portnoy, through ABP Trust and its subsidiaries, is also the controlling shareholder of RMR Inc., which is the managing member of RMR LLC. We have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and some of which have directors, trustees or officers who are also directors, trustees or officers of us, SNH, RMR LLC or RMR Inc., including: AIC, of which we, ABP Trust, SNH and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and insures or reinsures in part a combined property insurance program for us and its six other shareholders.
For further information about these and other such relationships and related person transactions, see Notes 9, 11, 13 and 14 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC, including our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2018. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements”, Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” Our filings with the SEC and copies of certain of our agreements with these related persons, including our leases, forms of management agreements and related pooling agreements with SNH, the 2017 transaction agreement we entered with SNH, our business management agreement with RMR LLC, our headquarters lease with a subsidiary of ABP Trust, and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

Critical Accounting Policies
Our critical accounting policies concern revenue recognition, including contractual allowances, the allowance for doubtful accounts, self insurance reserves, long lived assets and our judgments and estimates concerning our provisions for income taxes.
Our revenue recognition policies involve judgments about Medicare and Medicaid rate calculations. These judgments are based principally upon our experience with these programs and our knowledge of current rules and regulations applicable to these programs. Our principal sources of revenue are senior living revenues and management fee revenue and reimbursed costs incurred pursuant to our management agreements and pooling agreements.

We recognize revenues when services are provided, and these amounts are reported at their estimated net realizable amounts. Some Medicare and Medicaid revenues are subject to audit and retroactive adjustment and sometimes retroactive legislative changes. See “Revenue Recognition” in Note 2 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for a detailed discussion of our revenue recognition policies and our contractual arrangements.

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

We established a valuation allowance against our deferred tax assets that we have determined to be not realizable. The decision to establish the valuation allowance includes our assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. An important aspect of objective negative evidence evaluated includes the significant losses incurred by us in recent years, excluding the gain recognized for tax purposes from the June 2016 sale and leaseback transaction. This objective negative evidence is difficult to overcome and would require a substantial amount of objectively verifiable positive evidence of future income to support the realizability of our deferred tax assets. For these reasons, we have recorded a valuation allowance against the majority of our deferred tax assets and liabilities as of December 31, 2018 and 2017.

Some of our judgments and estimates are based upon published industry statistics and, in some cases, third party professionals. Any misjudgments or incorrect estimates affecting our critical accounting policies could have a material effect on our financial statements.
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

Seasonality

Our senior living business is subject to modest effects of seasonality. During the calendar fourth quarter holiday periods, residents at such facilities are sometimes discharged to spend time with family and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among residents which can result in increased costs or discharges to hospitals. As a result of these and other factors, these operations sometimes produce greater earnings in the second and third quarters of a calendar year and lesser earnings in the fourth and first calendar quarters. We do not expect these seasonal differences to cause material fluctuations in our revenues or operating cash flows.

Impact of Climate Change

Concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our communities to increase. In the long term, we believe any such increased costs will be passed through and paid by our residents and other customers in higher charges for our services. However, in the short term, these increased costs, if material in amount, could materially and adversely affect our financial condition and results of operations.

Some observers believe severe weather in different parts of the world over the last few years is evidence of global climate change. Severe weather has had and may continue to have an adverse effect on certain senior living communities we operate. Flooding caused by rising seas levels and severe weather events including hurricanes, tornadoes and widespread fires may have an adverse effect on the senior living communities we operate. We mitigate these risks by procuring insurance coverage we believe adequate to protect us from material damages and losses resulting from the consequences of losses caused by climate change. However, we cannot be sure that our mitigation efforts will be sufficient or that future storms, rising sea levels or other changes that may occur due to future climate change could not have a material adverse effect on our financial results.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data
The information required by this Item is included in Part IV, Item 15 of this Annual Report on Form 10‑K.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a‑15 and 15d‑15 under the Exchange Act. Based upon that evaluation, our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on this assessment, we believe that, as of December 31, 2018, our internal control over financial reporting is effective.

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
We may grant common shares to our officers and employees and to employees of RMR LLC under our 2014 Equity Compensation Plan, or the 2014 Plan. In addition, each of our Directors receives common shares as part of his or her annual compensation for serving as a Director and such shares are awarded under the 2014 Plan. The terms of awards made under the 2014 Plan are determined by the Compensation Committee of our Board of Directors at the time of the awards. The following table is as of December 31, 2018:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted‑average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders—2014 Plan	None	None	2,528,500	(1)
Equity compensation plans not approved by securityholders	None	None	None
Total	None	None	2,528,500	(1)
_______________________________________
(1) Consists of common shares available for issuance pursuant to the terms of the 2014 Plan. Share awards that are forfeited will be added to the common shares available for issuance under the 2014 Plan.

Payments by us to RMR LLC and RMR LLC employees are described in Notes 13 and 14 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to our definitive Proxy Statement.
Item 14.  Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to our definitive Proxy Statement.

PART IV
Item 15.  Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements

Page
Consolidated Financial Statements of Five Star Senior Living Inc.
Report of Independent Registered Public Accounting Firm	F‑1
Consolidated Balance Sheets at December 31, 2018 and 2017	F‑2
Consolidated Statements of Operations for the years ended December 31, 2018 and 2017	F‑3
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2018 and 2017	F‑4
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018 and 2017	F‑5
Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017	F‑6
Notes to Consolidated Financial Statements	F‑7

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

10.1	Five Star Senior Living Inc. (f/k/a Five Star Quality Care, Inc.) 2014 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 30, 2014.)
10.2	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2013.)
10.3	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)
10.4	Five Star Senior Living Inc. Management Incentive Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 15, 2017.)
10.5	Five Star Senior Living Inc. Nonqualified Deferred Compensation Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 17, 2018.)
10.6	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.)
10.7	Summary of Director Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 17, 2018.)
10.8
Amended and Restated Credit Agreement, dated as of February 24, 2017, among the Company, the Guarantors party thereto, Citibank, N.A. and the other parties thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2017.)

10.9	Waiver, dated as of March 31, 2018. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.)
10.10
First Letter Amendment to Amended and Restated Credit Agreement, dated as of December 18, 2018, among the Company, the guarantors party thereto, Citibank, N.A., as administrative agent and lender, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 18, 2018.)

10.11
Transaction Agreement, dated December 7, 2001, among Senior Housing Properties Trust, certain subsidiaries of Senior Housing Properties Trust, the Company, certain subsidiaries of the Company, FSQ, Inc., Hospitality Properties Trust, Equity Commonwealth (f/k/a HRPT Properties Trust) and The RMR Group LLC (f/k/a Reit Management & Research LLC). (Incorporated by reference to Senior Housing Properties Trust’s Current Report on Form 8-K dated December 13, 2001, File No. 001-15319.)

10.12	Transaction Agreement, dated June 29, 2016, between the Company and Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)
10.13
Transaction Agreement, dated as of November 8, 2017, between the Company and Senior Housing Properties Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.)

10.14
First Amendment to Transaction Agreement, dated as of March 29, 2018, between the Company and Senior Housing Properties Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.)

10.15
Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 001-16817.)

10.16
Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 1, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2009, File No. 001-16817.)

10.17
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

10.19
Partial Termination of and Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 1, 2010, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2010, File No. 001-16817.)

10.20
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

10.22
Seventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011, File No. 001-16817.)

10.23
Eighth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 31, 2012, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012, File No. 001-16817.)

10.24
Partial Termination of and Ninth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 1, 2013, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2013, File No. 001-16817.)

10.25
Partial Termination of and Tenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of January 22, 2014, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2013, File No. 001-16817.)

10.26
Partial Termination of and Eleventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 1, 2014, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

10.27
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

10.29
Partial Termination of and Fourteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2015, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)

10.30
Partial Termination of and Fifteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of December 29, 2015, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and the Company, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.)

10.31
Partial Termination of and Sixteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 1, 2018, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.)

10.32
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

10.33
Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

10.34
Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of November 1, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2009, File No. 001-16817.)

10.35
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

10.36
Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011, File No. 001-16817.)

10.37
Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of July 22, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011, File No. 001-16817.)

10.38
Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 31, 2012, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012, File No. 001-16817.)

10.39
Partial Termination of and Sixth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of September 19, 2013, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated September 19, 2013.)

10.40
Partial Termination of and Seventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 1, 2014, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)

10.41
Partial Termination of and Eighth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of July 20, 2015, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)

10.42
Partial Termination of and Ninth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of September 29, 2016, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)

10.43
Tenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 1, 2017, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)

10.44
Eleventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of July 31, 2018, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.)

11.45
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

10.46
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

10.48
Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of May 1, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated June 8, 2011, File No. 001-16817.)

10.49
Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011, File No. 001-16817.)

10.50
Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 31, 2012, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012, File No. 001-16817.)

10.51
Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated July 10, 2014, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated July 10, 2014.)

10.52
Sixth Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of January 1, 2018, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

10.53
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

10.55
Joinder and First Amendment to Master Lease Agreement (Lease No. 5), dated as of December 8, 2016, by and between SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016.)

10.56
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

10.57
Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No.001-16817.)

10.58
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

10.60
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

10.63
Lease Realignment Agreement, dated as of August 4, 2009, among Senior Housing Properties Trust and certain of its subsidiaries and the Company and certain of its subsidiaries. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

10.64
Registration Rights Agreement, dated as of August 4, 2009, between the Company and Senior Housing Properties Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

10.65
Amended and Restated Business Management and Shared Services Agreement, dated as of March 16, 2015, between the Company and The RMR Group LLC.(+) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.)

10.66
Letter Agreement, dated December 11, 2018, between the Company, The RMR Group LLC and Bruce J. Mackey Jr.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 11, 2018.)

10.67	Letter Agreement, dated as of December 27, 2018, between the Company and R. Scott Herzig.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 27, 2018.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of RSM US LLP. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith. )
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
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

99.33
Amended and Restated Pooling Agreement No. 12, dated as of June 28, 2018, among FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2018.)

99.34
Accession Agreement to Amended and Restated Pooling Agreement No. 12, dated as of June 29, 2018, among FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2018.)

99.35
Pooling Agreement No. 13, dated as of January 19, 2018, between FVE Managers, Inc. and SNH Tellico Tenant LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.)

99.36
Representative form of AL Management Agreement, dated March 30, 2015, between FVE Managers, Inc., as Manager, and SNH AL AIMO Tenant, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

99.37
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

99.40
Pooling Agreement, dated August 31, 2012, between FVE IL Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012, File No. 001-16817.)

99.41
Representative form of IL Management Agreement, dated as of December 15, 2011, between FVE IL Managers, Inc., as Manager, and SNH IL Properties Trust, as Owner. (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2011, File No. 001-16817.)

99.42
Amendment to IL Management Agreements, dated July 10, 2014, between FVE IL Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated July 10, 2014.)

99.43
Management Agreement, dated as of August 31, 2012, between FVE Managers, Inc., as Manager, and D&R Yonkers LLC, as Licensee. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012, File No. 001-16817.)

99.44
First Amendment to Management Agreement, dated as of August 31, 2012, between FVE Managers, Inc., as Manager, and D&R Yonkers LLC, as Licensee. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.)

99.45
Amended and Restated Shareholders Agreement, dated May 21, 2012, among Affiliates Insurance Company, the Company, Hospitality Properties Trust, Senior Housing Properties Trust, Travel Centers of America LLC, ABP Trust (as successor to The RMR Group LLC), Office Properties Income Trust (f/k/a Government Properties Income Trust) and Industrial Logistics Properties Trust (as successor to Select Income REIT). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 001-16817.)

99.46
FedEx Pricing Agreement, dated June 17, 2015, among the Company, TA Operating LLC, Sonesta International Hotels Corporation and The RMR Group LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)

99.47
Letter Agreement, dated June 1, 2017, among certain subsidiaries of the Company and certain subsidiaries of Senior Housing Properties Trust, relating to the Millcroft Community. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)

99.48
Letter Agreement, dated June 1, 2017, among certain subsidiaries of the Company and certain subsidiaries of Senior Housing Properties Trust, relating to the Remington Club. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)

99.49
Letter Agreement, dated June 1, 2017, among certain subsidiaries of the Company and certain subsidiaries of Senior Housing Properties Trust, relating to the Tiffany Court community. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)

101.1
The following materials from the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

________________________
(+)  Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Five Star Senior Living Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Five Star Senior Living Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis of Accounting
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $292.6 million. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boston, Massachusetts
March 6, 2019

 FIVE STAR SENIOR LIVING INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$29,512	$26,255
Accounts receivable, net of allowance of $3,422 and $3,572 at December 31, 2018 and 2017, respectively	37,758	38,673
Due from related persons	7,855	4,774
Prepaid expenses	9,670	11,484
Investments in available for sale securities, of which $11,285 and $7,310 are restricted as of December 31, 2018 and 2017, respectively	20,179	22,524
Restricted cash	19,720	20,747
Other current assets	13,359	13,648
Assets held for sale	—	59,080
Total current assets	138,053	197,185

Property and equipment, net	243,873	251,504
Equity investment of an investee	8,633	8,185
Restricted cash	923	1,476
Restricted investments in available for sale securities	8,073	10,758
Other long term assets	6,069	6,800
Total assets	$405,624	$475,908
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit facilities	$51,484	$—
Accounts payable and accrued expenses	69,667	74,734
Accrued compensation and benefits	35,421	37,893
Due to related persons	18,883	18,683
Mortgage notes payable	339	316
Accrued real estate taxes	12,959	11,801
Security deposits and current portion of continuing care contracts	3,468	4,073
Other current liabilities	37,472	36,361
Liabilities held for sale	—	34,781
Total current liabilities	229,693	218,642

Long term liabilities:
Mortgage notes payable	7,533	7,872
Accrued self insurance obligations	33,030	33,082
Deferred gain on sale and leaseback transaction	59,478	66,087
Other long term liabilities	4,721	5,231
Total long term liabilities	104,762	112,272

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01: 75,000,000 shares authorized, 50,852,052 and 50,524,424 shares issued and outstanding at December 31, 2018 and 2017, respectively	508	505
Additional paid in capital	361,555	360,942
Accumulated deficit	(292,636)	(220,489)
Accumulated other comprehensive income	1,742	4,036
Total shareholders’ equity	71,169	144,994
Total liabilities and shareholders' equity	$405,624	$475,908

See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the year ended December 31,
	2018	2017
Revenues:
Senior living revenue	$1,094,404	$1,122,176
Management fee revenue	15,145	14,080
Reimbursed costs incurred on behalf of managed communities	280,845	259,850
Total revenues	1,390,394	1,396,106

Operating expenses:
Senior living wages and benefits	563,263	551,096
Other senior living operating expenses	301,239	293,425
Costs incurred on behalf of managed communities	280,845	259,850
Rent expense	209,150	206,531
General and administrative expenses	78,189	75,212
Depreciation and amortization expense	35,939	38,192
Gain on sale of senior living communities	(7,131)	(7,258)
Long lived asset impairment	461	2,112
Total operating expenses	1,461,955	1,419,160

Operating loss	(71,561)	(23,054)

Interest, dividend and other income	818	765
Interest and other expense	(3,018)	(4,308)
Gain on early extinguishment of debt	—	143
Unrealized loss on equity investments	(690)	—
Realized gain on sale of debt and equity investments, net of tax	99	408

Loss before income taxes and equity in earnings of an investee	(74,352)	(26,046)
(Provision) benefit for income taxes	(247)	4,536
Equity in earnings of an investee, net of tax	516	608
Net loss	$(74,083)	$(20,902)

Weighted average shares outstanding—basic and diluted	49,687	49,204

Net loss per share—basic and diluted	$(1.49)	$(0.42)

See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	For the year ended December 31,
	2018	2017
Net loss	$(74,083)	$(20,902)
Other comprehensive income:
Unrealized (loss) gain on investments, net of tax of $0 and $249, respectively	(385)	388
Equity in unrealized (loss) gain of an investee, net of tax	(68)	461
Realized loss (gain) on investments reclassified and included in net loss, net of tax of $0 and $161, respectively	106	(247)
Other comprehensive (loss) income	(347)	602
Comprehensive loss	$(74,430)	$(20,300)

See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2016	49,995,932	$500	$359,853	$(199,521)	$3,434	$164,266
Comprehensive loss:
Net loss	—	—	—	(20,902)	—	(20,902)
Unrealized gain on investments, net of tax	—	—	—	—	388	388
Realized gain on investments reclassified and included in net loss, net of tax	—	—	—	—	(247)	(247)
Equity in unrealized gain of an investee, net of tax	—	—	—	—	461	461
Total comprehensive loss	—	—	—	(20,902)	602	(20,300)
Grants under share award plan and share based compensation	590,600	5	1,089	—	—	1,094
Repurchases under share award plan	(62,108)	—	—	(66)	—	(66)
Balance at December 31, 2017	50,524,424	$505	$360,942	$(220,489)	$4,036	$144,994
Comprehensive loss:
Cumulative effect of reclassification of unrealized gain on equity investments in connection with the adoption of FASB ASU No. 2016-01	—	—	—	1,947	(1,947)	—
Net loss	—	—	—	(74,083)	—	(74,083)
Unrealized loss on investments, net of tax	—	—	—	—	(385)	(385)
Realized loss on investments reclassified and included in net loss, net of tax	—	—	—	—	106	106
Equity in unrealized loss of an investee, net of tax	—	—	—	—	(68)	(68)
Total comprehensive loss	—	—	—	(72,136)	(2,294)	(74,430)
Grants under share award plan and share based compensation	471,000	5	613	—	—	618
Repurchases under share award plan	(143,372)	(2)	—	(11)	—	(13)
Balance at December 31, 2018	50,852,052	$508	$361,555	$(292,636)	$1,742	$71,169
See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(74,083)	$(20,902)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	35,939	38,192
Gain on sale of senior living communities	(7,131)	(7,258)
Gain on early extinguishment of debt	—	(166)
Unrealized loss on equity securities	690	—
Realized gain on sale of debt and equity securities	(99)	(408)
Loss on disposal of property and equipment	16	277
Long lived asset impairment	461	2,112
Equity in earnings of an investee, net of tax	(516)	(608)
Stock based compensation	616	1,094
Provision for losses on receivables	4,904	4,697
Amortization of deferred gain on sale and leaseback transaction	(6,609)	(6,608)
Other non-cash expense (income) adjustments, net	1,192	703
Changes in assets and liabilities:
Accounts receivable	(3,989)	(5,046)
Prepaid expenses and other assets	1,535	(10,650)
Accounts payable and accrued expenses	(4,211)	6,306
Accrued compensation and benefits	(2,472)	1,954
Due (to) from related persons, net	(1,683)	11,439
Other current and long term liabilities	1,217	1,120
Cash (used in) provided by operating activities	(54,223)	16,248

Cash flows from investing activities:
Acquisition of property and equipment	(48,980)	(71,095)
Purchases of investments	(5,297)	(14,409)
Proceeds from sale of property and equipment	17,956	39,800
Proceeds from sale of land	—	750
Proceeds from sale of communities	31,819	39,076
Proceeds from sale of investments	9,438	22,382
Cash provided by investing activities	4,936	16,504

Cash flows from financing activities:
Proceeds from borrowings on credit facilities	76,484	65,000
Repayments of borrowings on credit facilities	(25,000)	(65,000)
Repayments of mortgage notes payable	(509)	(16,766)
Prepayment fees on early extinguishment of debt	—	(132)
Payment of deferred financing fees	—	(1,889)
Payment of employee tax obligations on withheld shares	(11)	(66)
Cash provided by (used in) financing activities	50,964	(18,853)

Cash flows from discontinued operations:
Net cash provided by operating activities	—	1,003
Net cash used in investing activities	—	—
Net cash flows provided by discontinued operations	—	1,003

Change in cash and cash equivalents and restricted cash	1,677	14,902
Cash and cash equivalents and restricted cash at beginning of period	48,478	33,576
Cash and cash equivalents and restricted cash at end of period	$50,155	$48,478
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$29,512	$26,255
Restricted cash	20,643	22,223
Cash and cash equivalents and restricted cash at end of period	$50,155	$48,478

Supplemental cash flow information:
Cash paid for interest	$1,577	$3,932
Cash paid (received) for income taxes, net	$311	$(1,399)

Non-cash activities:
Real estate sales	$33,364	$—
Mortgage notes assumed by purchaser in real estate sales	$33,364	$—

See accompanying notes.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)

1. Organization and Business
General. We are a corporation that was formed under the laws of the State of Maryland in 2001. As of December 31, 2018, we operated 284 senior living communities located in 32 states with 32,016 living units, including 255 primarily independent and assisted living communities with 29,511 living units and 29 skilled nursing facilities, or SNFs, with 2,505 living units. As of December 31, 2018, we owned and operated 20 of these senior living communities (2,108 living units), we leased and operated 188 of these senior living communities (20,142 living units) and we managed 76 of these senior living communities (9,766 living units). Our 284 senior living communities included 10,895 independent living apartments, 16,389 assisted living suites and 4,732 SNF units. The foregoing numbers exclude living units categorized as out of service.
Going Concern. On January 1, 2016, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2014-15, Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires us to evaluate, as of each reporting period, whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that our financial statements are issued and to provide related disclosures in certain circumstances.
The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which accordingly assumes, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We face increased competition across the senior living industry, including in specific markets in which we operate senior living communities. Medical advances and healthcare services also allow some potential residents to defer the time when they require the special services available at our communities. In addition, low unemployment in the United States combined with a competitive labor market within our industry are increasing our employment costs. These challenges are currently negatively impacting our revenues, expenses, cash flows and results from operations, and we expect these challenges to continue at least through 2019. At December 31, 2018, we have an accumulated deficit of $292,636 and have incurred operating losses in each of the last three years. In addition, our credit facility is scheduled to expire on June 28, 2019, and we currently have $51,484 of borrowings outstanding under that facility. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Based on our cash balance at December 31, 2018 and projected cash needs for the next 12 months, our management believes that we will need to increase our revenues, reduce our costs and/or pursue other transactions to be able to continue to fund our operating and capital requirements. See Note 8 for more information regarding our indebtedness and covenants. We will need to raise the additional funds by: (i) increasing occupancy and/or rates we charge at our senior living communities, (ii) reducing our costs, (iii) increasing our revenues from other services we provide, such as rehabilitation, home health or other services, (iv) engaging in additional sale and leaseback or manageback transactions or otherwise expanding the scope of our business, (v) selling assets, including senior living communities we own, (vi) obtaining mortgage financing for our owned senior living communities, (vii) obtaining additional debt financing, such as term debt and/or a new credit facility, and/or (viii) issuing other debt or equity securities. We cannot be sure that we will be able to obtain any such additional funds by any of the foregoing or other means, and any such funds we may obtain may not be sufficient. If we are unable to obtain sufficient funds, we may be unable to continue as a going concern.
We currently operate 260 senior living communities under lease and management arrangements with SNH, or approximately 91.5% of the total communities we operate. In order to address the operating and liquidity issues we are currently experiencing, our Independent Directors and SNH's independent trustees are currently evaluating our lease and management arrangements with SNH. As a result, there may be agreed changes to our arrangements with SNH in the future. In addition, we are also currently evaluating options to refinance our existing credit facility, which is scheduled to expire on June 28, 2019. We cannot be sure that any changes to our arrangements with SNH will be agreed to or occur. If we are not able to reach agreement to change our arrangements with SNH, we will likely default on our rent obligations owed to SNH unless we obtain relief. For example, we expect to obtain a temporary deferral from SNH on our obligation to pay rent to SNH under our leases with SNH for the month of February 2019 but we cannot be sure that SNH will grant us this deferral; if we do not receive this deferral or any other relief we may need in the future, we may default in paying some or all of the rent due to SNH. In addition, we cannot be sure that we will obtain any renewed or restructured credit facility, and our ability to do so will likely depend on the lenders’ belief that our prospects, operating leverage and expected future operating results will permit us to continue as a going concern and to fund our operations, capital investments and debt service and other obligations. Any changes to our lease or management arrangements with SNH or renewed or restructured credit facility may not result in our realizing improved operating results or liquidity and may not be sufficient to enable us to continue as a going concern.

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
Earnings Per Share.  We calculate basic earnings per common share, or EPS, by dividing net income (loss) by the weighted average number of common shares outstanding during the year. We calculate diluted EPS using the more dilutive of the two-class method or the treasury stock method.
Cash and Cash Equivalents.  Cash and cash equivalents, consisting of short term, highly liquid investments and money market funds with original maturities of three months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.
Equity Method Investments.  As of December 31, 2018, we and six other shareholders each owned approximately 14.3% of the outstanding equity of Affiliates Insurance Company, or AIC. Although we owned less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC, as all of our Directors are also directors of AIC. Under the equity method, we recorded our percentage share of net earnings from AIC in our consolidated statements of operations. If we determine there is an “other than temporary impairment” in the fair value of this investment, we would record a charge to earnings. In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally. As of December 31, 2018, we have invested $6,034 in AIC.
Equity and Debt Investment.  On January 1, 2018, we adopted FASB ASU, No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. Prior to our adoption of this ASU, we recorded changes in the fair value of our equity investments through other comprehensive income. Pursuant to this ASU, these changes will now be recorded through earnings. We adopted this ASU using the cumulative effect adjustment method and recorded an adjustment of $1,107 on January 1, 2018 to accumulated other comprehensive income and accumulated deficit in our consolidated balance sheets.

Equity investments are carried at fair value with changes in fair value recorded in earnings. At December 31, 2018, these equity investments had a fair value of $5,466 and a net unrealized holding gain of $419. At December 31, 2017, these equity investments had a fair value of $6,438 and a net unrealized holding gain of $1,107.
Debt investments are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity and “other than temporary impairment” losses recorded through earnings. Realized gains and losses on debt investments are recognized based on specific identification. Restricted debt investments are kept as security for obligations arising from our self insurance programs. At December 31, 2018, these debt investments had a fair value of $22,785 and a net unrealized holding gain of $979. At December 31, 2017, these debt investments had a fair value of $26,844 and a net unrealized holding gain of $1,255.

In 2018 and 2017, our debt and equity investments generated interest and dividend income of $818 and $762, respectively, which is included in interest, dividend and other income in our consolidated statements of operations.

The following table summarizes the fair value and gross unrealized losses related to our debt investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the years ended:

	December 31, 2018
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt investments	$1,688	$31	$12,234	$265	$13,922	$296

	December 31, 2017
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt investments	$12,562	$113	$2,253	$33	$14,815	$146

We routinely evaluate our debt investments to determine if they have been impaired. If the fair value of a debt investment is less than its book or carrying value and we expect that situation to continue for a more than temporary period, we will record an “other than temporary impairment” loss in our consolidated statements of operations. We evaluate the fair value of our debt investments by reviewing each investment's current market price, the ratings of the investment, the financial condition of the issuer and our intent and ability to retain the investment during temporary market price fluctuations or until maturity. In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the investment is below the investment's cost basis for an extended period. However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the investment is historically volatile. Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not meet the criteria described above, such as if we plan to sell the investment in the near term and the fair value is below our cost basis. When we believe that a change in fair value of a debt investment is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses. When we determine that impairment in the fair value of a debt investment is an “other than temporary impairment”, we record a charge to earnings. We did not record such an impairment charge for the years ended December 31, 2018 and 2017.

Restricted Cash.  Restricted cash as of December 31, 2018 and 2017 includes cash that we deposited as security for obligations arising from our self insurance programs and other amounts for which we are required to establish escrows including real estate taxes and capital expenditures as required by our mortgages and certain resident security deposits.

	2018		2017
	Current	Long term	Current	Long term
Insurance reserves	$691	$923	$1,095	$1,476
Real estate taxes and capital expenditures as required by our mortgages	483	—	1,161	—
Resident security deposits	612	—	655	—
Workers' compensation letter of credit collateral	17,934	—	17,836	—
Total	$19,720	$923	$20,747	$1,476

Accounts Receivable and Allowance for Doubtful Accounts.  We record accounts receivable at their estimated net realizable value. Included in accounts receivable as of December 31, 2018 and 2017 are amounts due from the Medicare program of $8,821 and $9,558, respectively, and amounts due from various state Medicaid programs of $12,757 and $13,059, respectively.

We estimate allowances for uncollectible amounts and contractual allowances based upon factors which include, but are not limited to, the age of the receivable and the terms of the agreements, the residents’ or third party payers’ stated intent to pay, the payers’ financial capacity to pay and other factors which may include likelihood and cost of litigation. Accounts receivable allowances are estimates. We periodically review and revise these estimates based on new information and these revisions may be material. Our allowance for doubtful accounts consists of the following:

Balance January 1, 2017	$3,191
Provision for doubtful accounts	4,697
Write-offs	(4,316)
Balance December 31, 2017	3,572
Provision for doubtful accounts	4,904
Write-offs	(5,054)
Balance December 31, 2018	$3,422

Deferred Finance Costs.  We capitalize issuance costs related to our secured revolving credit facility, or our credit facility, and amortize the deferred costs over the term of the agreements. Our unamortized balance of deferred finance costs was $187 and $1,377 at December 31, 2018 and 2017, respectively, of which $187 and $635 was included in other current assets on our consolidated balance sheets as of December 31, 2018 and 2017, respectively, and $0 and $742 was included in other long term assets on our consolidated balance sheets as of December 31, 2018 and 2017, respectively. In connection with an amendment to the agreement governing our credit facility, or our credit agreement, in December 2018, we wrote off $554 in deferred financing fees in the fourth quarter of 2018 and recorded such amount to interest and other expense in our consolidated statements of operations. See Note 8 for more information on our credit facility. At December 31, 2018, the weighted average amortization period remaining, related to our finance costs, is less than one year.

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

Legal Proceedings and Claims.  We have been, are currently, and expect in the future to be involved in claims, lawsuits, and regulatory and other government audits, investigations and proceedings arising in the ordinary course of our business, some of which may involve material amounts. Also, the defense and resolution of these claims, lawsuits, and regulatory and other government audits, investigations and proceedings may require us to incur significant expense. We account for claims and litigation losses in accordance with FASB, Accounting Standards Codification™, or ASC, Topic 450, Contingencies. Under FASB ASC Topic 450, loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss or, when a best estimate cannot be made, at our estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment, and are refined as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the estimated minimum loss amount, which could be zero, is recorded; then, as information becomes known, the minimum loss amount is updated, as appropriate. Occasionally, a minimum or best estimate amount may be increased or decreased when events result in a changed expectation.

Self Insurance.  We self insure up to certain limits for workers’ compensation, professional and general liability claims, automobile claims and property losses. Claims in excess of these limits are insured up to contractual limits, over which we are self insured. We fully self insure all health related claims for our covered employees. We have established an offshore captive insurance company subsidiary which participates in our workers’ compensation and professional and general liability insurance programs. Determining reserves for the casualty, liability, workers’ compensation and healthcare losses and costs that we have incurred as of the end of a reporting period involves significant judgments based upon our experience and our expectations of future events, including projected settlements for pending claims, known incidents that we expect may result in claims, estimates of incurred but not yet reported claims, expected changes in premiums for insurance provided by insurers whose policies provide for retroactive adjustments, estimated litigation costs and other factors. Since these reserves are based on estimates, the actual expenses we incur may differ from the amount reserved. We regularly adjust these estimates to reflect changes in the foregoing factors, our actual claims experience, recommendations from our professional consultants, changes in market conditions and other factors; it is possible that such adjustments may be material. Our total self insurance reserves were $67,534 and $66,945 as of the year ended December 31, 2018 and 2017, respectively, and are included in accrued compensation and benefits, other current liabilities and accrued self insurance obligations in our consolidated balance sheets.

Continuing Care Contracts.  Residents at one of our communities may enter continuing care contracts with us. We offer one form of continuing care contract to new residents at this community. This form of contract provides that 10% of the resident admission fee becomes non‑refundable upon occupancy, and the remaining 90% becomes non-refundable at the rate of

1.5% per month of the original amount over the subsequent 60 months. Four other forms of continuing care contracts are in effect for existing residents but are not offered to new residents. One historical form of contract provides that the resident admission fee is 10% non-refundable upon occupancy and 90% refundable. The second historical form of contract provides that the resident admission fee is 100% refundable. The third historical form of contract provides that the resident admission fee is 1% refundable and 99% non-refundable upon admission. The fourth historical form of contract provides that 30% of the resident admission fee is non-refundable upon occupancy and 70% is refundable. In each case, we amortize the non-refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay refunds of these admission fees to the extent refundable under the contract when residents relocate from our communities. We report the refundable amount of these admission fees as current liabilities and the non‑refundable amount as deferred revenue, a portion of which is classified as a current liability. The balance of our refundable admission fees as of December 31, 2018 and 2017 were $755 and $1,142, respectively, and were included in security deposits and current portion of continuing care contracts on our consolidated balance sheets. The balance of non-refundable admission fees as of December 31, 2018 and 2017 were $1,119 and $1,154, respectively, of which $863 and $898, respectively, were included in other long term liabilities on our consolidated balance sheets.

Leases.  On the inception date of a lease and upon any relevant amendments to such lease, we test the classification of such lease as either a capital lease or an operating lease. None of our leases have met any of the criteria to be classified as a capital lease under FASB ASC Topic 840, Leases, or ASC Topic 840, and, therefore, we have accounted for all of our leases as operating leases. Other aspects of our lease accounting policies relate to the accounting for sale leaseback transactions, including the appropriate amortization of related deferred liabilities and any deferred gains or losses, and the accounting for lease incentives.

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

Fair Value of Financial Instruments.  Our financial instruments are limited to cash and cash equivalents, accounts receivable, debt and equity investments, accounts payable and mortgage notes payable. Except for our mortgage debt, the fair value of these financial instruments was not materially different from their carrying values at December 31, 2018 and 2017. We estimate the fair values of our mortgage debt using market quotes when available, discounted cash flow analyses and current prevailing interest rates.

Revenue Recognition.  On January 1, 2018, we adopted FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606, under the modified retrospective approach applied to certain contracts which were not completed as of December 31, 2017 using the practical expedient in paragraph 606-10-10-4 that allows for the use of a portfolio approach, because we determined that the effect of applying the guidance to our portfolios of contracts within the scope of ASC Topic 606 on our consolidated financial statements would not differ materially from applying the guidance to each individual contract within the respective portfolio or our performance obligations within that portfolio. This approach will also be used for future contract modifications, if any. The five step model defined by ASC Topic 606 requires us to: (1) identify our contracts with customers, (2) identify our performance obligations under those contracts, (3) determine the transaction prices of those contracts, (4) allocate the transaction prices to our performance obligations in those contracts and (5) recognize revenue when each performance obligation under those contracts is satisfied. Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. Our adoption of ASC Topic 606 did not result in an adjustment to our retained earnings and did not have a material impact on the amount and timing of our revenue recognition for the year ended December 31, 2018.

A substantial portion of our revenue relates to contracts with residents for housing services that are generally short term in nature and fall under ASC Topic 840, which are specifically excluded from the scope of ASC Topic 606. Our contracts with residents and other customers that are within the scope of ASC Topic 606 are also generally short term in nature. We have determined that services performed under those contracts are considered one performance obligation in accordance with ASC Topic 606 as such services are regarded a series of distinct events with the same timing and pattern of transfer to the resident or customer. Revenue is recognized for those contracts when our performance obligation is satisfied by transferring control of the service provided to the resident or customer, which is generally when the services are provided over time.

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

In our SNFs and certain of our independent and assisted living communities where we provide SNF services, we are paid fixed daily rates from governmental and contracted third party payers, and we charge a predetermined fixed daily rate for private pay residents. These fixed daily rates and certain other fees are billed monthly in arrears. Although there are complex regulatory compliance rules governing fixed daily rates, we have no episodic payments or capitation arrangements. We currently use the “most likely amount” technique to estimate revenue in accordance with ASC Topic 606, although rates are generally known and considered fixed prior to services being performed, whether included in the resident agreement or contracted with governmental or third party payers. Rate adjustments from Medicare or Medicaid are recorded when known (without regard to when the assessment is paid or withheld), and subsequent adjustments to these amounts are recorded in revenues when known. Billings under certain of these programs are subject to audit and possible retroactive adjustment, and related revenue is recorded at the amount we ultimately expect to receive, which is inclusive of the estimated retroactive adjustments or refunds, if any, under reimbursement programs. Retroactive adjustments are recorded on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. Revenue is recognized when performance obligations are satisfied by transferring control of the service provided to the resident, which is generally when services are provided over the duration of care. We derived approximately 23.3% and 22.9% of our senior living revenues for the years ended December 31, 2018 and 2017, respectively, from payments under Medicare and Medicaid programs.

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

The following table presents revenue disaggregated by type of contract and payer:

Year Ended December 31, 2018
Leasing revenue (1)	649,493
Revenue from contracts with customers:
Medicare and Medicaid programs (1)	255,032
Additional requested services, and private pay and other third party payer SNF services (1)	189,879
Management fee revenue	15,145
Reimbursed costs incurred on behalf of managed communities	280,845
740,901
Total revenues	1,390,394

(1)    Included in senior living revenue in our consolidated statements of operations.

One-time Employee Termination Benefits.  FASB ASC Topic 420, Exit or Disposal Cost Obligations, or ASC Topic 420, specifies the criteria for recognizing a one-time employee termination arrangement. In connection with the resignation of Bruce J. Mackey Jr. as our president and chief executive officer, we and The RMR Group LLC, or RMR LLC, entered into a separation agreement with Bruce Mackey on December 11, 2018. Pursuant to this separation agreement, Bruce Mackey will remain an employee of us and RMR LLC until December 31, 2019, or such earlier date as he may elect, he received a cash payment from us in January 2019 in the amount of $600 and will receive release payments in the aggregate amount of $550, paid in four equal quarterly installments starting in March 2019 and ending in December 2019, transition payments at the rate of $10 per month from January 1, 2019 until December 31, 2019, and certain other employee benefits, subject to him signing a customary release. RMR LLC has agreed to pay 20.0% and we have agreed to pay 80.0% of the transition payments and release payments payable to Bruce Mackey pursuant to this separation agreement. Our arrangement with Bruce Mackey meets the criteria in ASC Topic 420, and, as a result, we recorded the full severance cost of $1,160 in the year ended December 31, 2018, which is included in general and administrative expenses in our consolidated statements of operations. In addition, all of our unvested common stock previously awarded to Bruce Mackey will vest in full upon the date of his separation from us, subject to conditions.

In connection with the termination, effective December 12, 2018, of the employment of our former senior vice president of senior living operations with us, we entered into a letter agreement with him on December 27, 2018. Pursuant to the letter agreement, we made a cash payment to him in the amount of $510 on January 11, 2019. Our arrangement with our former senior vice president, senior living operations meets the criteria in ASC Topic 420, and, as a result, we recorded the full severance cost of $510 in the year ended December 31, 2018, which are included in general and administrative expenses in our consolidated statements of operations.

Reclassifications.  We have made reclassifications to the prior years’ financial statements to conform to the current year’s presentation. These reclassifications had no effect on net loss or shareholders’ equity.

Recent Accounting Pronouncements. On January 1, 2018, we adopted FASB ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. AIC, a private company in which we have an equity investment, chose to early adopt this ASU during the second quarter of 2018, and therefore we recorded a cumulative effect adjustment of $840 to accumulated other comprehensive income and accumulated deficit in our consolidated balance sheets to reflect our share of AIC's adjustment to its equity investments. See the discussion above under “Equity and Debt Investments” for more information regarding the impact of these ASUs on our consolidated financial statements. See Note 14 for more information regarding our arrangements with AIC.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). This ASU requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. This ASU also changes the accounting for sale and leaseback transactions, such as our sale and leaseback transaction with SNH in June 2016, and any associated deferred gain. Additionally, this ASU requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. This ASU is effective for reporting periods beginning after December 15, 2018. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which works to improve on certain aspects of ASU No. 2016-02 identified by stakeholders as problematic or difficult to implement, including the adoption method. ASU No. 2018-11 provides for a transition method option, allowing entities to recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption, rather than restating comparative periods being presented. ASU No. 2018-11 also provides lessors with a practical expedient, by class of underlying asset, not to separate non-lease components from the associated lease component if certain conditions are met. In addition, ASU No. 2018-11 clarifies which ASC Topic (Topic 842 or Topic 606) applies for the combined component. Specifically, if the non-lease components associated with the lease component are the predominant component of the combined component, an entity should account for the combined component in accordance with ASC Topic 606. Otherwise, the entity should account for the combined component as an operating lease in accordance with ASC Topic 842. We will elect this practical expedient provided to lessors and will recognize revenue under our resident agreements based upon the predominant component. We will adopt these ASUs as required effective January 1, 2019 utilizing the modified retrospective transition method with no adjustments to comparative periods presented in accordance with ASU No. 2018-11. Additionally, we will elect the practical expedients within ASU No. 2016-02 that allow an entity to not reassess as of January 1, 2019 its prior conclusions on whether an existing contract contains a lease, lease classification for existing leases, and whether costs incurred for existing leases qualify as initial direct costs. While we continue to assess certain effects of adoption, including the recognition of the related deferred income tax impact and any impact on our valuation allowance, we have concluded that the most significant effects relate to the recognition of lease liabilities and right of use assets for operating leases on the balance sheet and additional disclosures about our leases.

We expect that the adoption of ASU No. 2016-02 will result in the recognition of lease liabilities and right of use assets of approximately $1.5 billion as of January 1, 2019. Such amount of right of use assets will be recognized based upon the amount of the recognized lease liabilities, adjusted for accrued lease payments, which are not material to the consolidated financial statements as of December 31, 2018. We have also concluded that any previously unrecognized right of use assets will need to be reviewed for impairment effective January 1, 2019, which could result in a reduction to the initially recognized right of use assets with a cumulative effect adjustment to beginning retained earnings as of January 1, 2019. We are still in the process of evaluating the initial right of use assets for impairment. While the adoption of these ASUs will not affect the rent we pay, we expect the rent expense amounts presented in our consolidated statements of operations and comprehensive loss to increase by $6,778 primarily due to changes in how we will account for our deferred gain on our sale and leaseback transaction described above. On January 1, 2019, we also expect to record through retained earnings our total deferred gain of $67,472 on our consolidated balance sheets as of December 31, 2018, $55 of which was in accounts payable and accrued expenses, $6,723 of which was in other current liabilities, $1,216 of which was in other long term liabilities and the remaining $59,478 was separately stated on our consolidated balance sheets.

For the year ended December 31, 2018, a substantial portion of our senior living revenue at our independent living and assisted living communities relates to housing services and falls under ASC Topic 840, and revenue for additional requested services is recognized in accordance with ASC Topic 606. Upon adoption of ASU No. 2016-02 and ASU No. 2018-11, we will elect the lessor practical expedient within ASU No. 2018-11 and will recognize revenue under these resident agreements based upon the predominant component, either the lease or non-lease component, of the contracts rather than allocating the consideration and separately accounting for it under ASC Topic 842 and ASC Topic 606. We have concluded that the non-lease components of the agreements with respect to our assisted living communities are the predominant component of the contract, therefore, we currently expect that we will recognize revenue for the agreements with respect to our assisted living communities under ASC Topic 606. We are still determining the predominant component of the agreement with respect to our independent living communities. After the adoption of ASU No. 2016-02 and ASU No. 2018-11, we expect the timing and pattern of revenue recognition will be substantially the same as that prior to adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires a financial asset or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This ASU eliminates the probable initial recognition threshold and instead requires reflection of an entity’s current estimate of all expected credit losses. In addition, this ASU amends the current available for sale security other-than-temporary impairment model for debt securities. The length of time that the fair value of an available for sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists and credit losses will now be limited to the difference between a security’s amortized cost basis and its fair value. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amends the transition and effective date for nonpublic entities and clarifies that receivables arising from operating leases are not in the scope of this ASU. These ASUs are effective for reporting periods beginning after December 15, 2019. We are assessing the potential impact that the adoption of these ASUs will have on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), which shortens the amortization period for certain callable debt securities held at a premium. Specifically, this ASU requires the premium to be amortized to the earliest call date. This ASU does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We expect the impact of this ASU will not be material our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220), which permits an entity to reclassify the tax effects that remain recorded within other comprehensive income to retained earnings as a result of the tax reform legislation that became effective in December 2017. This ASU is effective for reporting periods beginning after December 15, 2018. We expect that the impact of this ASU will not be material to our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718), which expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from non-employees. This ASU is effective for reporting periods beginning after December 15, 2018. We expect the impact of this ASU will not be material to our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies certain disclosure requirements in Topic 820, such as the removal of the need to disclose the amount of and reason for transfers between Level 1 and Level 2 of the fair value hierarchy, and several changes related to Level 3 fair value measurements. This ASU is effective for reporting periods beginning after December 15, 2019. We are assessing the potential impact that the adoption of this ASU will have on our consolidated financial statements.

In August 2018, the FASB also issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a cloud computing hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. This ASU is effective for reporting periods beginning after December 15, 2019. We are assessing the potential impact that the adoption of this ASU will have on our consolidated financial statements.

Segment Information.  As of December 31, 2018, we have two operating segments: senior living communities and rehabilitation and wellness. In the senior living community segment, we operate for our own account or manage for the account of others independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. In the rehabilitation and wellness operating segment we provide therapy services, including physical, occupational, speech and other specialized therapy services, in the inpatient setting and in outpatient clinics. We have determined that our two operating segments meet the aggregation criteria as prescribed under FASB ASC Topic 280, Segment Reporting, and we have therefore determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation, professional and general liability and certain automobile insurance programs.

3. Property and Equipment
Property and equipment consists of the following:

	December 31,	December 31,
	2018	2017
Land	$16,383	$16,383
Buildings and improvements	208,375	211,812
Furniture, fixtures and equipment	239,240	208,262
Property and equipment, at cost	463,998	436,457
Accumulated depreciation	(220,125)	(184,953)
Property and equipment, net	$243,873	$251,504

We recorded depreciation expense relating to our property and equipment of $35,859 and $37,996 for the years ended December 31, 2018 and 2017, respectively.
We review the carrying value of long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value based on input from market participants, our experience selling similar assets, market conditions and internally developed cash flow models that our assets or asset groups are expected to generate, and we consider these estimates to be a Level 3 fair value measurement. As a result of our long lived assets impairment review, we recorded $387 and $528 of impairment charges to certain of our long lived assets for the years ended December 31, 2018 and 2017, respectively. The fair values of the impaired assets were $362 and $341 as of December 31, 2018 and 2017, respectively. We recorded long lived asset impairment charges of $74 for the year ended December 31, 2018 to reduce the carrying value of one senior living community we and SNH sold to its estimated fair value less costs to sell. We also recorded long lived asset impairment charges of $1,584 for the year ended December 31, 2017 to reduce the carrying value of one senior living community we classified as held for sale as of December 31, 2017 to its estimated fair value less costs to sell. See Notes 9 and 11 for further information regarding the sale of this community.

As of December 31, 2018 and 2017, we had $0 and $59,080, respectively, of net property and equipment classified as held for sale and presented separately on our consolidated balance sheets. See Notes 9 and 11 for more information regarding our communities classified as held for sale.

As of December 31, 2017, we had $1,702 of assets related to our leased senior living communities included in our property and equipment that we subsequently sold during the year ended December 31, 2018 to SNH for increased rent pursuant to the terms of our leases with SNH. As of December 31, 2018, we had $1,863 of assets related to our leased senior living communities included in our property and equipment that we expect to request that SNH purchase from us for an increase in future rent; however, SNH is not obligated to purchase such amounts. See Note 9 for more information regarding our leases and other arrangements with SNH.

4. Other Intangible Assets
The other intangible assets balance is made up of management agreements, trademarks, resident agreements, liquor licenses and other intangible assets that we primarily acquired in connection with our acquisitions of senior living communities. The changes in the carrying amount of our other intangible assets for the years ended December 31, 2018 and 2017 are as follows:

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite lived intangible assets	191	—	191	191	—	191
Definite lived intangible assets	3,767	(3,767)	—	5,676	(5,596)	80
	3,958	(3,767)	191	5,867	(5,596)	271

In December 2017, we disposed of $2,337 of fully amortized indefinite lived intangible assets in connection with the sale of two senior living communities. See Notes 9 and 11 for further information regarding the sale of these communities.

We amortize definite lived intangible assets using the straight line method over the useful lives of the assets which have identifiable useful lives commencing on the date of acquisition. Total amortization expense for definite lived intangible assets for the years ended December 31, 2018 and 2017 was $80 and $196, respectively.

5. Income Taxes
Significant components of our deferred tax assets and liabilities at December 31, 2018 and 2017, which are included in other long term assets on our consolidated balance sheets, were as follows:

	2018	2017
Non-current deferred tax assets:
Allowance for doubtful accounts	894	933
Deferred gains on sale and leaseback transactions	18,789	20,548
Insurance reserves	2,558	2,369
Tax credits	19,636	20,286
Tax loss carryforwards	57,914	35,999
Interest expense	801	—
Depreciable assets	4,831	4,114
Goodwill	2,992	3,865
Other assets	1,050	1,301
Total non-current deferred tax assets before valuation allowance	109,465	89,415
Valuation allowance:	(101,300)	(80,154)
Total non-current deferred tax assets	8,165	9,261

Non-current deferred tax liabilities:
Lease expense	(5,434)	(5,941)
Employee stock grants	(35)	(36)
Other liabilities	(1,374)	(1,312)
Total non-current deferred tax liabilities	(6,843)	(7,289)
Net deferred tax assets	$1,322	$1,972

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
In addition, the TCJA will have other impacts on us in the future. Our federal net operating losses incurred prior to December 31, 2017 will continue to have a 20-year carryforward limitation applied to them and will need to be evaluated for recoverability in the future. Federal net operating losses incurred after December 31, 2017, if any, will have an indefinite life, but their usage will be limited to 80% of taxable income in any given year. The deduction of business interest is limited for any tax year beginning after 2017 to the sum of the taxpayer’s business interest income, floor plan financing, and 30 percent of adjusted taxable income. Any disallowed interest generally may be carried forward indefinitely.
As of December 31, 2018, our federal net operating loss carryforwards, which are scheduled to begin expiring in 2026 if unused, were approximately $167,010, and our federal tax credit carryforwards, which begin expiring in 2022 if unused, were approximately $18,869. At December 31, 2018, our federal tax returns filed for the 2015, 2016, and 2017 tax years are subject to examination and our net operating loss carryforwards and tax credit carryforwards are subject to adjustment by the Internal Revenue Service.
Management assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. An important piece of objective negative evidence evaluated was the significant losses we incurred over the three year period ending December 31, 2018. That objective negative evidence is difficult to overcome and would require a substantial amount of objectively verifiable positive evidence beyond projections of future income to support the realizability of our deferred tax assets. Accordingly, on the basis of that assessment, we have recorded a valuation allowance against the majority of our deferred tax assets and liabilities as of December 31, 2018 and 2017. In the future, if we believe that we will more likely than not realize the benefit of these deferred tax assets, we will adjust our valuation allowance and recognize an income tax benefit, which may affect our results of operations.
The changes in our valuation allowance for deferred tax assets were as follows:

	Balance at Beginning of Period	Amounts Charged To Expense	Amounts Charged Off, Net of Recoveries	Amounts Charged (Credited) to Equity	Balance at End of Period
Year Ended December 31, 2017	$100,524	$—	$(20,280)	$(90)	$80,154
Year Ended December 31, 2018	$80,154	$—	$21,074	$72	$101,300

For the year ended December 31, 2018, we recognized a provision for income taxes from operations of $247, attributable to state income taxes.

The provision for income taxes from operations is as follows:

	Years Ended December 31,
	2018	2017
Current tax provision (benefit):
Federal	$(554)	$(3,167)
State	151	603
Total current tax provision (benefit)	(403)	(2,564)
Deferred tax provision (benefit):
Federal	554	(1,109)
State	96	(863)
Total deferred tax provision (benefit)	650	(1,972)
Total tax provision (benefit)	$247	$(4,536)
The principal reasons for the difference between our effective tax rate on operations and the U.S. federal statutory income tax rate are as follows:

	For the years ended December 31,
	2018	2017
Taxes at statutory U.S. federal income tax rate	(21.0)%	(35.0)%
State and local income taxes, net of federal tax benefit	(5.8)%	(17.0)%
Tax credits	—%	(2.6)%
Change in valuation allowance	26.8%	(72.0)%
Tax rate change	—%	107.2%
Other differences, net	0.3%	1.5%
Effective tax rate	0.3%	(17.9)%

Presentation of the tax rate reconciliation for the year ended December 31, 2017 has been modified to conform to that for the year ended December 31, 2018. The modification has no impact on the provision for income taxes.

We utilize a two-step process for the measurement of uncertain tax positions that have been taken or are expected to be taken on a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position.

As of December 31, 2018 and 2017, there were no unrecognized tax benefits.

We recognize interest and penalties related to income taxes in income tax expense, and such amounts were not material for the years ended December 31, 2018 and 2017.

6. Earnings Per Share
We calculated EPS for the years ended December 31, 2018, and 2017 using the weighted average number of common shares outstanding during the periods. When applicable, diluted EPS reflects the more dilutive earnings per common share amount calculated using the two class method or the treasury stock method. The years ended December 31, 2018 and 2017 had 1,417,629 and 1,056,923, respectively, of potentially dilutive restricted unvested common shares that were not included in the calculation of diluted EPS because to do so would have been antidilutive.

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
Recurring Fair Value Measures
The tables below present the assets measured at fair value at December 31, 2018 and 2017 categorized by the level of inputs used in the valuation of each asset.

	As of December 31, 2018
Description	Total	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents(1)	$23,390	$23,390	$—	$—
Available for sale securities:
Equity securities(2)
Financial services industry	1,686	1,686	—	—
REIT industry	105	105	—	—
Other	3,675	3,675	—	—
Total equity securities	5,466	5,466	—	—
Debt securities(3)
International bond fund(4)	2,537	—	2,537	—
High yield fund(5)	2,669	—	2,669	—
Industrial bonds	1,692	—	1,692	—
Technology bonds	2,375	—	2,375	—
Government bonds	9,791	9,791	—	—
Energy bonds	595	—	595	—
Financial bonds	1,858	—	1,858	—
Other	1,268	—	1,268	—
Total debt securities	22,785	9,791	12,994	—
Total available for sale securities	28,251	15,257	12,994	—
Total	$51,641	$38,647	$12,994	$—

	As of December 31, 2017
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents(1)	$23,578	$23,578	$—	$—
Available for sale securities:
Equity securities(2)
Financial services industry	2,199	2,199	—	—
REIT industry	145	145	—	—
Other	4,094	4,094	—	—
Total equity securities	6,438	6,438	—	—
Debt securities(3)
International bond fund(4)	2,511	—	2,511	—
High yield fund(5)	2,744	—	2,744	—
Industrial bonds	2,017	—	2,017	—
Technology bonds	2,972	—	2,972	—
Government bonds	10,707	10,610	97	—
Energy bonds	1,216	—	1,216	—
Financial bonds	1,423	—	1,423	—
Other	3,254	—	3,254	—
Total debt securities	26,844	10,610	16,234	—
Total available for sale securities	33,282	17,048	16,234	—
Total	$56,860	$40,626	$16,234	$—
_______________________________________
(1) Cash equivalents consist of short term, highly liquid investments and money market funds held principally for obligations arising from our self insurance programs. Cash equivalents are reported in our consolidated balance sheets as cash and cash equivalents and current and long term restricted cash.  Cash equivalents include $19,529 and $20,316 of balances that are restricted at December 31, 2018 and 2017, respectively.

(2) The fair value of our equity investments is readily determinable. During the years ended December 31, 2018 and 2017, we received gross proceeds of $2,407 and $3,200, respectively, in connection with the sales of equity investments and recorded gross realized gains totaling $280 and $388, respectively, and gross realized losses totaling $72 and $147, respectively.

(3)
As of December 31, 2018, our debt investments, which are classified as available for sale, had a fair value of $22,785 with an amortized cost of $21,806; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $1,276, net of unrealized losses of $296. As of December 31, 2017, our debt investments had a fair value of $26,844 with an amortized cost of $25,589; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $1,401, net of unrealized losses of $146. Debt investments include $13,943 and $18,068 of balances that are restricted as of December 31, 2018 and 2017, respectively. At December 31, 2018, eight of the debt investments we hold, with a fair value of $1,688, have been in a loss position for less than 12 months and 44 of the debt investments we hold, with a fair value of $12,234, have been in a loss position for greater than 12 months. We do not believe these investments are impaired primarily because they have not been in a loss position for an extended period of time, the financial conditions of the issuers of these investments remain strong with solid fundamentals, or we intend to hold these investments until recovery, and other factors that support our conclusion that the loss is temporary. During the years ended December 31, 2018 and 2017, we received gross proceeds of $7,031 and $19,182, respectively, in connection with the sales of debt investments and recorded gross realized gains totaling $10 and $251, respectively, and gross realized losses totaling $119 and $84, respectively. We record gains and losses on the sales of these investments using the specific identification method.

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

During the year ended December 31, 2018, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value. Accordingly, there were no transfers of assets or liabilities between levels of the fair value hierarchy during the year ended December 31, 2018.
The carrying values of accounts receivable and accounts payable approximate fair value as of December 31, 2018 and 2017. The carrying value and fair value of our mortgage notes payable were $7,872 and $8,986, respectively, as of December 31, 2018 and $8,188 and $9,617, respectively, as of December 31, 2017, and are categorized in Level 3 of the fair value hierarchy in their entirety. We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date. The carrying value and fair value of our mortgage notes payable as of December 31, 2017, exclude $34,781 of mortgage notes payable categorized as held for sale and presented separately on our consolidated balance sheets. See Note 11 for more information regarding our communities classified as held for sale.

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

8. Indebtedness
On December 18, 2018, we amended our credit agreement. As a result of the amendment to our credit agreement, the aggregate amount of the commitments under our credit facility was reduced to $54,000 from $100,000, and the stated maturity date of our credit facility was changed to June 28, 2019 from February 24, 2020. In addition, the amendment eliminated our options to extend the maturity date of our credit facility for two, one year periods, as well as to request an increase in the aggregate amount of the commitments under our credit facility. The amendment also removed certain financial covenants we were previously required to comply with, including the leverage and fixed charge coverage ratios and the tangible net worth covenant. Certain other covenants and related definitions, among other provisions, included in our credit agreement were also modified pursuant to the amendment. We paid fees of $1,889 in 2017 in connection with the replacement of our credit facility, which fees were deferred and will be amortized over the term of our credit facility. In connection with the amendment, we wrote off $554 in deferred financing fees in the fourth quarter of 2018 and recorded these to interest and other expense in our consolidated statements of operations. Our credit agreement requires us to pay interest at a rate based on, at our option, LIBOR or a base rate, plus a premium, or 4.85% and 7.00%, respectively, per annum as of December 31, 2018, on outstanding borrowings under our credit facility. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the available borrowings under our credit facility. The weighted average annual interest rate for borrowings under our credit facility was 6.3% and 5.4%, respectively, for the years ended December 31, 2018 and 2017. As of December 31, 2018, we had letters of credit issued under our credit facility in an aggregate amount of $2,516 and no availability for further borrowing under our credit facility. We incurred aggregate interest expense and other associated costs related to our credit facilities of $1,965 and $1,296 for the years ended December 31, 2018 and 2017, respectively.

Our credit facility is secured by real estate mortgages on 10 senior living communities with a combined 1,219 living units owned by certain of our subsidiaries that guarantee our obligations under our credit facility. Our credit facility is also secured by these subsidiaries’ accounts receivable and related collateral. The amount of available borrowings under our credit facility is subject to our having qualified collateral, which is primarily based on the value of the communities securing our obligations under our credit facility. Our credit facility provides for acceleration of payment of all amounts outstanding under our credit facility upon the occurrence and continuation of certain events of default, including a change of control of us, as defined. Our credit agreement contains a number of financial and other covenants, including covenants that restrict our ability to pay dividends or make other distributions to our stockholders in certain circumstances.

We are currently evaluating options to refinance our existing credit facility, which is scheduled to expire on June 28, 2019. We cannot be sure that we will obtain any renewed or restructured credit facility, and our ability to do so will likely depend on the lenders’ belief that our prospects, operating leverage and expected future operating results will permit us to continue as a going concern and to fund our operations, capital investments and debt service and other obligations.

At December 31, 2018, we had seven irrevocable standby letters of credit outstanding, totaling $25,216. In June 2018, we increased, from $17,800 to $22,700, one of these letters of credit which secures our workers' compensation insurance program, and this letter of credit is currently collateralized by approximately $17,934 of cash equivalents and $5,415 of debt and equity investments. This letter of credit currently expires in June 2019 and is automatically extended for one year terms unless notice of nonrenewal is provided by the issuing bank prior to the end of the applicable term. We expect that our workers' compensation insurance program will require an increase in the value of this letter of credit in June 2019. At December 31, 2018, the cash equivalents collateralizing this letter of credit, including accumulated interest, were classified as short term restricted cash in our consolidated balance sheets, and the debt and equity investments collateralizing this letter of credit are classified as short term investments in our consolidated balance sheets. The remaining six irrevocable standby letters of credit outstanding at December 31, 2018 totaling $2,516, secure certain of our other obligations. These letters of credit are scheduled to mature between May 2019 and October 2019 and are required to be renewed annually. As of December 31, 2018, our obligations under these six letters of credit, totaling $2,516, were issued and outstanding under our credit facility and there was no availability for further borrowing under our credit facility.

At December 31, 2018, one of our senior living communities was encumbered by a mortgage. This mortgage contains standard mortgage covenants. We recorded a mortgage discount in connection with the assumption of this mortgage note as part of our acquisition of the community secured by this mortgage note in order to record this mortgage at its estimated fair value. We amortize this mortgage discount as an increase in interest expense until the maturity of this mortgage. This mortgage note requires payments of principal and interest monthly until maturity. The following table is a summary of this mortgage note as of December 31, 2018:

Balance as of		Contractual Stated	Effective		Monthly
December 31, 2018		Interest Rate	Interest Rate	Maturity Date	Payment	Lender Type

$8,151	(1)	6.20%	6.70%	September 2032	$72	Federal Home Loan Mortgage Corporation
 _______________________________________
(1)    Contractual principal payment excluding unamortized discount and debt issuance costs of $279.
We incurred mortgage interest expense, net of discount or premium amortization, of $1,053 and $3,012 for the years ended December 31, 2018 and 2017, respectively. Our mortgage debt requires monthly payments into escrows for taxes, insurance and property replacement funds; certain withdrawals from escrows require Federal Home Loan Mortgage Corporation, or FMCC, approval.
In September 2017, we prepaid one of our Federal National Mortgage Association, or FNMA, mortgage notes that had a principal balance of $13,105 and required interest at the contracted rate of 6.47% per annum. In connection with this prepayment, we recorded a gain of $143 on early extinguishment of debt, net of unamortized premiums and a prepayment penalty equal to 1% of the principal prepaid.
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
In February 2018, in connection with the sale of one of our senior living communities to SNH, SNH assumed a FNMA mortgage note that had a principal balance of $16,776 and required interest at the contracted rate of 6.64% per annum. In connection with SNH's assumption of this debt, we recorded a gain of $543, which amount is included in gain on sale of senior living communities in our consolidated statements of operations.
In June 2018, in connection with the sale of two of our senior living communities to SNH, SNH assumed a commercial lender mortgage note that had a principal balance of $16,588 and required interest at the contracted rate of 5.75% per annum. In connection with SNH's assumption of this debt, we recorded a gain of $638, which amount is included in gain on sale of senior living communities in our consolidated statements of operations.

Principal payments due under the terms of our mortgage note are as follows:

2019	$365
2020	387
2021	413
2022	440
2023	469
Thereafter	6,077
$8,151

Less: Unamortized net discount and debt issuance costs	$(279)
Total mortgage note payable	$7,872

Less: Short term portion of mortgage note payable	$(339)

Long term portion of mortgage note payable	$7,533
As of December 31, 2018, we believe we were in compliance with all applicable covenants under our credit facility and mortgage debts.

9. Leases with SNH and HCP and Management Agreements with SNH

We currently operate 260 senior living communities under lease and management arrangements with SNH, or approximately 91.5% of the total communities we operate. In order to address the operating and liquidity issues we are currently experiencing, our Independent Directors and SNH's independent trustees are currently evaluating our lease and management arrangements with SNH. As a result, there may be agreed changes to our arrangements with SNH in the future. In addition, we are also currently evaluating options to refinance our existing credit facility, which is scheduled to expire on June 28, 2019. We cannot be sure that any changes to our arrangements with SNH will be agreed to or occur. If we are not able to reach agreement to change our arrangements with SNH, we will likely default on our rent obligations owed to SNH unless we obtain relief. For example, we expect to obtain a temporary deferral from SNH on our obligation to pay rent to SNH under our leases with SNH for the month of February 2019 but we cannot be sure that SNH will grant us this deferral; if we do not receive this deferral or any other relief we may need in the future, we may default in paying some or all of the rent due to SNH. In addition, we cannot be sure that we will obtain any renewed or restructured credit facility, and our ability to do so will likely depend on the lenders’ belief that our prospects, operating leverage and expected future operating results will permit us to continue as a going concern and to fund our operations, capital investments and debt service and other obligations. Any changes to our lease or management arrangements with SNH or renewed or restructured credit facility may not result in our realizing improved operating results or liquidity and may not be sufficient to enable us to continue as a going concern.

Senior Living Communities Leased from SNH. We are SNH’s largest tenant and SNH is our largest landlord. We leased 184 and 185 senior living communities from SNH as of December 31, 2018 and 2017, respectively. We lease senior living communities from SNH pursuant to five leases with SNH.

Under our leases with SNH, we pay SNH annual rent plus percentage rent equal to 4.0% of the increase in gross revenues at SNH’s senior living communities over base year gross revenues as specified in the applicable lease. Our obligation to pay percentage rent under Lease No. 5 commenced in 2018. Our total annual rent payable to SNH was $207,760 and $207,026 as of December 31, 2018 and 2017, respectively, excluding percentage rent. Our total rent expense under all our leases with SNH, net of lease inducement amortization and the amortization of the deferred gain associated with the sale and leaseback transaction with SNH in June 2016, was $206,190 and $203,639 for the years ended December 31, 2018 and 2017, respectively, which amounts included $5,542 and $5,533, respectively, of percentage rent. As of December 31, 2018 and 2017, we had outstanding rent due and payable to SNH of $18,781 and $18,555, respectively, which are presented in due to related persons in our consolidated balance sheets. Under our leases with SNH, we have the option to extend the lease term for two consecutive 10 or 15 year terms. SNH has the right, in connection with a financing or other capital raising transaction, to reassign one or more of the communities covered by Lease No. 3 or Lease No. 5 to another of our long term lease agreements with SNH.

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
Under our leases with SNH, we may request that SNH purchase certain improvements to the leased communities in return for increases in annual rent in accordance with a formula specified in the applicable lease; however, SNH is not obligated to purchase such improvements and we are not obligated to sell them to SNH. During the years ended December 31, 2018 and 2017, we sold $17,956 and $39,800, respectively, of such improvements and our annual rent payable to SNH increased by approximately $1,433 and $3,193, respectively, in accordance with the terms of the applicable leases. At December 31, 2018, our property and equipment balance included $1,863 of improvements of the type we typically request that SNH purchase for an increase in rent; however SNH is not obligated to purchase these improvements.
Since January 1, 2017, we and SNH added senior living communities to our leases with SNH and engaged in other transactions impacting our leases with SNH, as follows:

•
During the quarter ended June 30, 2017, we and SNH agreed to amend the applicable lease for certain construction, expansion and development projects at two senior living communities we lease from SNH. If and when we request that SNH purchase improvements related to these specific projects from us, our annual rent payable to SNH will increase by an amount equal to the interest rate then applicable to SNH’s borrowings under its revolving credit facility plus 2.0% per annum of the amount SNH purchased. This amount of increased rent will apply until 12 months after a certificate of occupancy is issued with respect to the project; thereafter, our annual rent payable to SNH will be revised to equal the amount otherwise determined pursuant to the capital improvement formula specified in the applicable lease.

•
In August 2017, we sold to SNH a land parcel adjacent to a senior living community located in Delaware that we lease from SNH for $750, excluding closing costs. This land parcel was added to the applicable lease and our annual minimum rent payable to SNH increased by $33 in accordance with the terms of that lease.

•
In June 2018, we and SNH sold one SNF to a third party, which had been previously leased to us, located in California with 97 living units for a sales price of approximately $6,500, excluding closing costs. Pursuant to the terms of our lease with SNH, as a result of this sale, our annual rent payable to SNH decreased by 10.0% of the net proceeds that SNH received from this sale, in accordance with the terms of the applicable lease. We did not receive any proceeds from this sale.

•
Also in June 2018, SNH acquired from a third party an additional living unit at a senior living community we lease from SNH located in Florida which was added to the lease for that senior living community, and, as a result of this acquisition, our annual rent payable to SNH increased by $14 in accordance with the terms of such lease.

Senior Living Communities Leased from HCP. As of December 31, 2018, we leased four senior living communities under one lease with HCP, Inc., or HCP. This lease is also a “triple net” lease which requires that we pay all costs incurred in the operation of the communities, including the cost of insurance and real estate taxes, maintaining the communities, and indemnifying the landlord for any liability which may arise from the operations during the lease term. Our lease with HCP contains a minimum annual escalator of 2.0%, but not greater than 4.0%, depending on increases in certain cost of living indexes and expires on April 30, 2028 and includes one 10 year renewal option.

The following table is a summary of our leases with SNH and with HCP as of December 31, 2018:

	Number of Properties	Annual Minimum Rent as of December 31, 2018	Current Expiration Date	Remaining Renewal Options
1. Lease No. 1 for SNFs and independent and assisted living communities	82	$59,276	December 31, 2024	Two 15-year renewal options.
2. Lease No. 2 for SNFs and independent and assisted living communities	47	67,032	June 30, 2026	Two 10-year renewal options.
3. Lease No. 3 for independent and assisted living communities	17	35,988	December 31, 2028	Two 15-year renewal options.
4. Lease No. 4 for SNFs and independent and assisted living communities	29	35,604	April 30, 2032	Two 15-year renewal options.
5. Lease No. 5 for independent and assisted living communities	9	9,860	December 31, 2028	Two 15-year renewal options.
6. One HCP lease	4	2,797	April 30, 2028	One 10-year renewal option.
Totals	188	$210,557

We entered a sale and leaseback transaction with SNH in 2016. This transaction was completed in 2017. In accordance with ASC Topic 840, this sale and leaseback transaction qualified for sale-leaseback accounting and we classified the related lease, Lease No. 5, as an operating lease. As a result, the carrying value of the senior living communities we sold to SNH of $29,706 was removed from our consolidated balance sheets, and the gain generated from the sale of $82,644 was deferred and is being amortized as a reduction of rent expense over the initial term of Lease No. 5. As of December 31, 2018, the short term portion of the deferred gain in the amount of $6,609 is presented in other current liabilities in our consolidated balance sheets, and the long term portion of $59,478 is presented separately in our consolidated balance sheets.

The future minimum rents required by our leases as of December 31, 2018, are as follows:

2019	210,557
2020	210,613
2021	210,670
2022	210,728
2023	210,787
Thereafter	766,623
$1,819,978
Senior Living Communities Managed for the Account of SNH. As of December 31, 2018 and 2017, we managed 76 and 70 senior living communities, respectively, for the account of SNH, pursuant to long term management agreements. We earned base management fees from SNH of $14,146 and $12,970 for the years ended December 31, 2018 and 2017, respectively. In addition, we earned incentive fees of $36 and $0 and fees for our management of capital expenditure projects at the communities we managed for the account of SNH of $684 and $845 for the years ended December 31, 2018 and 2017, respectively, which amounts are included in management fee revenue in our consolidated statements of operations.
We have pooling agreements with SNH that combine most of our management agreements with SNH that include assisted living units, or our AL Management Agreements. The pooling agreements combine various calculations of revenues and expenses from the operations of the applicable communities covered by such agreements. Our AL Management Agreements and the pooling agreements generally provide that we receive from SNH:

•	a management fee equal to either 3.0% or 5.0% of the gross revenues realized at the applicable communities,

•	reimbursement for our direct costs and expenses related to such communities,

•
an annual incentive fee equal to either 35.0% or 20.0% of the annual net operating income of such communities remaining after SNH realizes an annual minimum return equal to either 8.0% or 7.0% of its invested capital, or, in the case of certain of the communities, a specified amount plus 7.0% of its invested capital since December 31, 2015, and

•	a fee for our management of capital expenditure projects equal to 3.0% of amounts funded by SNH.

For AL Management Agreements that became effective from and after May 2015, our pooling agreements provide that our management fee is 5.0% of the gross revenues realized at the applicable community, and our annual incentive fee is 20.0% of the annual net operating income of the applicable community remaining after SNH realizes its requisite annual minimum return.
Our management agreements with SNH for the part of the senior living community owned by SNH and located in Yonkers, New York that is not subject to the requirements of New York healthcare licensing laws, as described elsewhere herein, and for the assisted living communities owned by SNH and located in Villa Valencia, California and Aurora, Colorado are not currently included in any of our pooling agreements with SNH. We also have a pooling agreement with SNH that combines our management agreements with SNH for senior living communities consisting only of independent living units.
Our management agreements with SNH generally expire between 2030 and 2042, and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. Each management agreement also generally provides that we, in some cases, and SNH each have the option to terminate the agreement upon the acquisition by a person or group of more than 9.8% of the other’s voting stock and upon certain change in control events affecting the other party, as defined in the agreement, including the adoption of any stockholder proposal (other than a precatory proposal) with respect to the other party, or the election to the board of directors or trustees, as applicable, of the other party of any individual, if such proposal or individual was not approved, nominated or appointed, as the case may be, by a majority of the other party’s board of directors or board of trustees, as applicable, in office immediately prior to the making of such proposal or the nomination or appointment of such individual.

Since January 1, 2017, we began managing additional senior living communities of SNH, the terms of which are described below, and engaged in other transactions relevant to our management and pooling arrangements with SNH, as follows:

•
During the quarter ended June 2017, we and SNH agreed to amend the applicable management and pooling agreements for a construction, expansion and development project at a senior living community that SNH owns and that is managed by us. SNH’s minimum return on invested capital for this specific project will increase by an amount equal to the interest rate then applicable to its borrowings under its revolving credit facility plus 2.0% per annum. This amount of increased minimum return will apply until 12 months after a certificate of occupancy is issued with respect to the project; thereafter, the amount of annual minimum return on invested capital will be revised to equal the amount otherwise determined pursuant to the applicable management and pooling agreements. We and SNH also agreed that the commencement of the measurement period for determining whether the specified annual minimum return under the applicable management and pooling agreements has been achieved will be deferred until 12 months after a certificate of occupancy is issued with respect to the project.

•
In November 2017, we entered a transaction agreement with SNH pursuant to which we sold to SNH six senior living communities, which sales were completed in four closings, and concurrently with these sales, we and SNH entered a management agreement for each of these senior living communities and two new pooling agreements and we began managing these communities for the account of SNH, as further described below in Note 11.

•
Also in November 2017, we amended our then existing pooling agreements with SNH to provide, among other things, that if SNH does not receive its annual minimum return under a management agreement covered by such a pooling agreement in each of three consecutive years, for purposes of SNH’s right to terminate such management agreement, the commencement year for the measurement period for determining whether the specified annual minimum return under the applicable pooling agreement has been achieved will be 2017. The commencement year for these purposes for communities that we began managing for the account of SNH since November 2017 is generally the year or the second year following the year the applicable management agreement was entered.

•
In June 2018, we began managing for the account of SNH, pursuant to a management agreement and our existing Pooling Agreement No. 12 with SNH, a senior living community SNH owns located in California with 98 living units.

•
In November 2018, we began managing for the account of SNH, pursuant to a management agreement we entered with SNH, a senior living community SNH owns located in Colorado with 238 living units. We and SNH both have the option to terminate the management agreement with respect to this community as of December 31, 2019.

We also provide certain other services to residents at some of the senior living communities we manage for SNH, such as rehabilitation services. At senior living communities we manage for the account of SNH where we provide rehabilitation services on an outpatient basis, the residents, third party payers or government programs pay us for those rehabilitation services. At senior living communities we manage for the account of SNH where we provide both inpatient and outpatient rehabilitation services, SNH generally pays us for these services and charges for such services are included in amounts charged to residents, third party payers or government programs. We earned revenues of $6,442 and $7,525 for the years ended December 31, 2018 and 2017, respectively, for rehabilitation services we provided at senior living communities we manage for the account of SNH and that are payable by SNH. These amounts are included in senior living revenue in our consolidated statements of operations for those periods.

D&R Yonkers LLC. In order to accommodate certain requirements of New York healthcare licensing laws, a part of the senior living community SNH owns and we manage located in Yonkers, New York is subleased by a subsidiary of SNH to D&R Yonkers LLC. D&R Yonkers LLC is owned by our Executive Vice President, Chief Financial Officer and Treasurer and SNH’s former president and chief operating officer. We manage this part of the community pursuant to a long term management agreement with D&R Yonkers LLC under which we earn a management fee equal to 3.0% of the gross revenues realized at that part of the community and no incentive fee is payable to us. Our management agreement with D&R Yonkers LLC expires on August 31, 2022, and is subject to renewal for eight consecutive five year terms, unless earlier terminated or timely notice of nonrenewal is delivered. Pursuant to our management agreement with D&R Yonkers LLC, we earned management fees of $279 and $265 for the years ended December 31, 2018 and 2017, respectively, which are included in management fee revenue in our consolidated statements of operations.

10. Shareholders’ Equity
We have common shares available for issuance under the terms of our equity compensation plan adopted in 2014, or the 2014 Plan. We awarded 471,000 and 590,600 of our common shares in 2018 and 2017, respectively, to our Directors, officers and others who provide services to us. We valued these shares based upon the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on the dates the awards were made, or $227 in 2018, based on a $0.48 weighted average share price and $920 in 2017, based on a $1.56 weighted average share price. Shares awarded to Directors vest immediately; one fifth of the shares awarded to our officers and others (other than our Directors) vest on the date of grant and on the four succeeding anniversaries of the date of grant. Our unvested common shares totaled 816,900 and 931,920 as of December 31, 2018 and 2017, respectively. Share based compensation expense is recognized ratably over the vesting period and is included in general and administrative expenses in our consolidated statements of operations. We recorded share based compensation expense of $615 and $1,094 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the estimated future stock compensation expense for unvested shares was $991 based on the grant date closing share price for awards granted to our officers and others, and based on the closing share price of $0.48 on December 31, 2018. The weighted average period over which stock compensation expense will be recorded is approximately 2 years. As of December 31, 2018, 2,527,600 of our common shares remain available for issuance under the 2014 Plan.
In 2018 and 2017, employees and officers of us or RMR LLC who were recipients of our share awards were permitted to elect to have us withhold the number of their then vesting common shares with a fair market value sufficient to fund the minimum required tax withholding obligations with respect to their vesting share awards in satisfaction of those tax withholding obligations. During 2018 and 2017, we acquired through this share withholding process 30,492 and 44,708, respectively, common shares with an aggregate value of approximately $11 and $66, respectively, which is reflected as an increase to accumulated deficit in our consolidated balance sheets.

11. Dispositions
In November 2017, we entered a transaction agreement with SNH pursuant to which in December 2017, January 2018, February 2018 and June 2018 we sold to SNH a total of six senior living communities and, concurrently with those sales, we and SNH entered management agreements for each of these senior living communities and two new pooling agreements with terms substantially similar to our other management and pooling agreements with SNH, and we began managing these communities for the account of SNH. These sales were completed as follows:

•
In December 2017, we sold two senior living communities for an aggregate sales price of $39,150, excluding closing costs. At the time of sale, these senior living communities had mortgage debt in the aggregate principal amount of $2,375, which was assumed by SNH.

•	In January 2018, we sold one senior living community for a sales price of $19,667, excluding closing costs.

•
In February 2018, we sold one senior living community for a sales price of $22,250, excluding closing costs. At the time of sale, this senior living community had mortgage debt in the principal amount of $16,776, which was assumed by SNH.

•
In June 2018, we sold the remaining two senior living communities for an aggregate sales price of $23,300, excluding closing costs. At the time of sale, these senior living communities had mortgage debt in the principal amount of $16,588, which was assumed by SNH.

In accordance with FASB ASC Topic 360, Property, Plant and Equipment these six senior living communities met the conditions to be classified as held for sale in November 2017. The carrying value at that time for these six senior living communities was $53,743 and consisted primarily of property, plant and equipment, net of mortgage debt and related discounts or premiums, of $37,084. The two senior living communities sold in December 2017 qualified as real estate sales and the gains on these transactions were recognized immediately in accordance with the full accrual method as a result of our lack of continuing involvement in the ownership of the senior living communities after completing these sales. The carrying value of these two senior living communities was not included in our consolidated balance sheet as of December 31, 2017. The senior living communities sold in 2018 were accounted for in accordance with ASU No. 2014-09, in particular ASC Topic 610 and related ASUs, effective with our adoption of these new ASUs on January 1, 2018. Under these new ASUs, the income recognition for real estate sales is largely based on the transfer of control rather than continuing involvement in the ownership of the real estate. We recorded a gain of $7,231 for the year ended December 31, 2018 as a result of the sale of the four senior living communities sold to SNH in 2018, which gain is included in gain on sale of senior living communities in our consolidated statements of operations. These six senior living communities, while owned by us, generated income from operations before income taxes of $178 and $1,684 for the years ended December 31, 2018 and 2017, respectively, excluding the gain on sale of the communities. These amounts are included in our consolidated statements of operations.

In June 2018, we and SNH sold to a third party a SNF, which was previously leased to us, located in California with 97 living units for a sales price of approximately $6,500, excluding closing costs. We recorded a loss of $102 for the year ended December 31, 2018 as a result of this sale, which loss is included in gain on sale of senior living communities in our consolidated statements of operations. This community, while leased by us, generated a loss from operations before income taxes of $320 and $498 for the years ended December 31, 2018 and 2017, respectively, excluding the loss on sale of the community. Pursuant to the terms of our lease with SNH, as a result of this sale, our annual rent payable to SNH decreased by 10.0% of the net proceeds that SNH received from this sale. We did not receive any proceeds from this sale.

In August 2017, we sold to SNH for $750, excluding closing costs, and simultaneously leased back from, SNH a land parcel adjacent to a senior living community we lease from SNH. This land parcel was added to the applicable lease and our annual minimum rent payable to SNH increased by $33 in accordance with the terms of that lease.

See Notes 9 and 14 for more information regarding these and other transactions with SNH.

12. Legal Proceedings and Claims
We have been, are currently, and expect in the future to be involved in claims, lawsuits, and regulatory and other government audits, investigations and proceedings arising in the ordinary course of our business, some of which may involve material amounts. Also, the defense and resolution of these claims, lawsuits, and regulatory and other government audits, investigations and proceedings may require us to incur significant expense. We account for claims and litigation losses in accordance with FASB ASC Topic 450, Contingencies. Under FASB ASC Topic 450, loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss or, when a best estimate cannot be made, at our estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment and are refined as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the estimated minimum loss amount, which could be zero, is recorded; then, as information becomes known, the minimum loss amount is updated, as appropriate. A minimum or best estimate amount may be increased or decreased when events result in a changed expectation.

As previously disclosed, in July 2017, as a result of our compliance program to review records related to our Medicare billing practices, we became aware of certain potential inadequate documentation and other issues at one of our leased SNFs. This compliance review was not initiated in response to any specific complaint or allegation, but was a review of the type that we periodically undertake to test our compliance with applicable Medicare billing rules. As a result of these discoveries, we made a voluntary disclosure of deficiencies to the U.S. Department of Health and Human Services Office of the Inspector General, or the OIG, pursuant to the OIG's Provider Self-Disclosure Protocol. We submitted supplemental disclosures related to this matter to the OIG in December 2017 and March 2018. At December 31, 2017, we accrued an estimated revenue reserve of $888 for historical Medicare payments we received and expect to repay as a result of these deficiencies, which amount we reduced to $759 in March 2018. The entire $759 reserve remained accrued and unpaid at December 31, 2018. In addition, at December 31, 2017, we recorded an aggregate $658 expense for additional costs we incurred as a result of this matter, including estimated OIG imposed penalties, which amount we reduced to $594 in March 2018, and thereafter recorded an additional expense of $88 for further costs related to this matter for the year ended December 31, 2018. Our total costs incurred related to this matter at December 31, 2018, excluding revenue reserves, was $682, $559 of which remained accrued and unpaid at December 31, 2018.

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

13. Business Management Agreement with RMR LLC
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
Fees. We pay RMR LLC an annual business management fee equal to 0.6% of our revenues. Revenues are defined as our total revenues from all sources reportable under U.S. generally accepted accounting principles, or GAAP, less any revenues reportable by us with respect to communities for which we provide management services plus the gross revenues at those communities determined in accordance with GAAP. Pursuant to our business management agreement with RMR LLC, we recognized business management fees of $9,059 and $9,316 for the years ended December 31, 2018 and 2017, respectively.
Term and Termination. The current term of our business management agreement ends on December 31, 2019 and automatically renews for successive one year terms unless we or RMR LLC gives notice of nonrenewal before the end of an applicable term. RMR LLC may terminate our business management agreement upon 120 days’ written notice, and we may terminate upon 60 days’ written notice, subject to approval by a majority vote of our Independent Directors. If we terminate or elect not to renew our business management agreement other than for cause, as defined, we are obligated to pay RMR LLC a termination fee equal to 2.875 times the sum of the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of nonrenewal or termination.
Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. Under our business management agreement, we reimburse RMR LLC for our allocable costs for our internal audit function. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. The amounts recognized as expense for internal audit costs were $236 and $276 for the years ended December 31, 2018 and 2017, respectively. These amounts are included in general and administrative expenses in our consolidated statements of operations for these periods.

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

14. Related Person Transactions
 We have relationships and historical and continuing transactions with SNH, RMR LLC, ABP Trust, Adam Portnoy, AIC and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have directors, trustees or officers who are also our Directors or officers.

SNH. We were formerly 100% owned subsidiary of SNH until SNH distributed our common shares it then owned to its shareholders in 2001. SNH is currently one of our largest stockholders, owning, as of December 31, 2018, 4,235,000 of our common shares, or 8.3% of our outstanding common shares. SNH is our largest landlord and we manage certain senior living communities for SNH.

One of our former Managing Directors, Barry M. Portnoy, was a managing trustee of SNH until his death on February 25, 2018. One of our Managing Directors, Adam Portnoy, Barry Portnoy’s son, also serves as a managing trustee of SNH. Our Executive Vice President, Chief Financial Officer and Treasurer was formerly SNH’s chief financial officer and treasurer from 2007 through 2015. RMR LLC provides management services to both us and SNH. The RMR Group Inc., or RMR Inc., the managing member of RMR LLC, is controlled by Adam Portnoy as the sole trustee of ABP Trust. SNH’s executive officers are officers of RMR LLC. Our President and Chief Executive Officer, and Executive Vice President, Chief Financial Officer and Treasurer are officers of RMR LLC. See Notes 9 and 11 for more information regarding our relationships, agreements and transactions with SNH and certain parties related to it and us.
In order to effect SNH’s distribution of our common shares to its shareholders in 2001 and to govern our relationship with SNH thereafter, we entered agreements with SNH and others, including RMR LLC. Since then, we have entered various leases, management agreements and other agreements with SNH that include provisions that confirm and modify these undertakings. Among other things, these agreements provide that:

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

Senior Living Communities Leased from or Managed for SNH. As of December 31, 2018 and 2017, we leased 184, and 185 senior living communities from SNH, respectively, pursuant to five leases, and we managed 76 and 70 senior living communities for the account of SNH, respectively. See Note 9 for more information regarding our leases and management arrangements with SNH.

D&R Yonkers LLC. We manage a part of a senior living community that SNH owns and subleases to D&R Yonkers LLC, which is owned by our Executive Vice President, Chief Financial Officer and Treasurer and SNH’s former president and chief operating officer. See Note 9 for more information regarding this arrangement.
Our Manager, RMR LLC. RMR LLC provides business management services to us pursuant to our business management agreement. RMR LLC is a majority owned subsidiary of RMR Inc. One of our Managing Directors, Adam Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. Barry Portnoy was one of our Managing Directors and a managing director and an officer of RMR Inc. and an officer and employee of RMR LLC until his death on February 25, 2018. Katherine E. Potter, our President and Chief Executive Officer, Richard A. Doyle, our Executive Vice President, Chief Financial Officer and Treasurer and Bruce J. Mackey Jr., our former President and Chief Executive Officer, are or were officers and employees of RMR LLC. Our Independent Directors also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves, and, until his death, Barry Portnoy served, as a managing director or managing trustee of these companies and other officers of RMR LLC serve as managing trustees or managing directors of certain of these companies. In addition, officers of RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its subsidiaries provide management services.

See Note 13 for more information regarding our relationship with RMR LLC.

Share Awards to RMR LLC Employees. We have historically made share awards to certain RMR LLC employees who are not also Directors, officers or employees of us under our equity compensation plans. During the years ended December 31, 2018 and 2017, we awarded to such persons annual share awards of 70,900 and 92,800 common shares, respectively, valued at $25 and $139, in aggregate, respectively, based upon the closing price of our common shares on Nasdaq on the dates the awards were made under our equity compensation plans. Generally, one fifth of these awards vest on the grant date and one fifth vests on each of the next four anniversaries of the grant date. In certain instances, we may accelerate the vesting of an award, such as in connection with the award holder’s retirement as an officer of us or an officer or employee of RMR LLC. These awards to RMR LLC employees are in addition to the share awards granted to our current and former Managing Directors, as Director compensation and the fees we paid to RMR LLC. In 2018, we purchased 30,492 common shares, at the closing price of the common shares on Nasdaq on the date of purchase, from certain of our officers and other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. See Note 10 for further information regarding these purchases.

Other. In connection with the resignation of Bruce J. Mackey Jr. as our President and Chief Executive Officer and as an executive vice president of RMR LLC effective December 31, 2018, we and RMR LLC entered into a separation agreement with Bruce Mackey on December 11, 2018. Pursuant to this separation agreement, Bruce Mackey will remain an employee of us and RMR LLC until December 31, 2019, or such earlier date as he may elect, he received a cash payment from us in January 2019 in the amount of $600 and will receive release payments in the aggregate amount of $550, paid in four equal quarterly installments starting in March 2019 and ending in December 2019, transition payments at the rate of $10 per month from January 1, 2019 until December 31, 2019, and certain other employee benefits, subject to him signing a customary release. RMR LLC has agreed to pay 20.0% and we have agreed to pay 80.0% of the transition payments and release payments payable to Bruce Mackey pursuant to this separation agreement. In addition, all of our unvested common stock previously awarded to Bruce Mackey will vest in full upon the date of his separation from us, subject to conditions. Pursuant to the recommendation of RMR LLC, the board of trustees or board of directors, as applicable, of each of RMR Inc. and the other companies managed by RMR LLC that all of the unvested shares he owns of such company will vest in full upon his resignation as an employee of RMR LLC, subject to conditions. Pursuant to his separation agreement, Bruce Mackey agreed that, as long as he owns shares in us, he will vote those shares at shareholders’ meetings in favor of nominees for director and proposals recommended by our Board of Directors and Bruce Mackey made similar agreements, for the benefit of those companies, regarding voting of his shares of those companies. Bruce Mackey’s separation agreement contains other terms and conditions, including cooperation, confidentiality, non-solicitation, non-competition and other covenants, and a waiver and release.

In connection with the termination, effective December 12, 2018, of R. Scott Herzig’s employment with us, we entered into a letter agreement with him on December 27, 2018. Scott Herzig was our Senior Vice President of Senior Living Operations. Pursuant to the letter agreement we made a cash payment to him in the amount of $510 on January 11, 2019. The letter agreement also contains standard restrictive covenants relating to non-competition, confidentiality and non-solicitation of employees.
Adam Portnoy and ABP Trust. Adam Portnoy, one of our Managing Directors, directly and indirectly through ABP Trust and its subsidiaries is our largest stockholder, beneficially owning 35.7% of our outstanding common shares as of

December 31, 2018. As explained above, Adam Portnoy, directly and indirectly through ABP Trust and its subsidiaries, is also the controlling shareholder of RMR Inc., which is the managing member of RMR LLC.
We are party to a Consent, Standstill, Registration Rights and Lock-Up Agreement, dated October 2, 2016, with Adam Portnoy, ABP Trust and certain other related persons, or the ABP Parties, under which, among other things, the ABP Parties have each agreed not to transfer, except for certain permitted transfers as provided for therein, any of our shares of common stock acquired after October 2, 2016, but not including shares issued under our equity compensation plans, for a lock-up period that ends on the earlier of (i) the 10 year anniversary of such agreement, (ii) January 1st of the fourth calendar year after our first taxable year to which no then existing net operating loss or certain other tax benefits may be carried forward by us, but no earlier than January 1, 2022, (iii) the date that we enter into a definitive binding agreement for a transaction that, if consummated, would result in a change of control of us, (iv) the date that our Board otherwise approves and recommends that our stockholders accept a transaction that, if consummated, would result in a change of control of us and (v) the consummation of a change of control of us.

Under the Consent, Standstill, Registration Rights and Lock-Up Agreement, the ABP Parties also each agreed, for a period of 10 years, not to engage in certain activities involving us without the approval of our Board, including not to effect or seek to effect any tender or exchange offer, merger, business combination, recapitalization, restructuring, liquidation or other extraordinary transaction involving us, other than the acquisition by the ABP Parties, in aggregate, of up to 18,000,000 of our common shares prior to March 31, 2017, or solicit any proxies to vote any of our voting securities. These provisions do not restrict activities taken by an individual in her or his capacity as a Director, officer or employee of us.

We lease our headquarters from a subsidiary of ABP Trust pursuant to a lease that currently requires us to pay annual rent of $964, which amount is subject to fixed increases. Our rent expense for our headquarters, including utilities and real estate taxes that we pay as additional rent, $1,715 and $1,633 for the years ended December 31, 2018 and 2017, respectively.

AIC. We, ABP Trust, SNH and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts, and are parties to a shareholders agreement regarding AIC.

All our Directors and all the independent trustees and independent directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR LLC provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Pursuant to this agreement, AIC pays RMR LLC a service fee equal to 3.0% of the total annual net earned premiums payable under then active policies issued or underwritten by AIC or by a vendor or an agent of AIC on its behalf or in furtherance of AIC’s business.

We and the other AIC shareholders participate in a combined property insurance program arranged and insured or reinsured in part by AIC. We paid aggregate annual premiums, including taxes and fees, of $3,144 and $4,329 in connection with this insurance program for the policy years ending June 30, 2019 and 2018, respectively, which amount for the policy year ending June 30, 2019 may be adjusted from time to time as we acquire or dispose of properties that are included in this insurance program.

As of December 31, 2018 and 2017, our investment in AIC had a carrying value of $8,633 and $8,185, respectively. These amounts are presented as an equity investment in our consolidated balance sheets. We recognized income of $516 and $608 related to our investment in AIC for the years ended December 31, 2018 and 2017, respectively. These amounts are presented as equity in earnings of an investee in our consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate part of unrealized (losses) gains on securities which are owned and held for sale by AIC of $(68) and $461 related to our investment in AIC for the years ended December 31, 2018 and 2017, respectively.

Directors’ and Officers’ Liability Insurance. We, RMR Inc., RMR LLC and certain other companies to which RMR LLC or its subsidiaries provide management services, including SNH, participate in a combined directors’ and officers’ liability insurance policy. The current combined policy expires in September 2020. We paid aggregate premiums of $152 and $151 in 2018 and 2017, respectively, for these policies.

15. Employee Benefit Plans
Employee 401(k) Plan. We have an employee savings plan, or our 401(k) Plan, under the provisions of Section 401(k) of the IRC. All of our employees are eligible to participate in our 401(k) Plan and are entitled upon termination or retirement to receive their vested portion of our 401(k) Plan assets. We match a certain amount of employee contributions. We also pay certain expenses related to our 401(k) Plan. Our contributions and related expenses for our 401(k) Plan were $1,332 and $1,211 for the years ended December 31, 2018 and 2017, respectively, of which $1,155 and $1,041, respectively, was recorded to senior living wages and benefits in our consolidated statements of operations and $177 and $170, respectively, was recorded to general and administrative expenses in our consolidated statements of operations.

Non-Qualified Deferred Compensation Plan. In May 2018, our Board of Directors adopted a non-qualified deferred compensation plan, or our Deferred Compensation Plan, which we began offering to certain of our employees, including our executive officers, in August 2018. Participation in our Deferred Compensation Plan is limited to a group of highly compensated employees holding the position of administrator or director or a position above such levels, which group includes our named executive officers. Our Deferred Compensation Plan is an unfunded and unsecured deferred compensation arrangement. A participant may, on a pre-tax basis, elect to defer base salary and bonus up to the maximum percentages for such deferrals as described in our Deferred Compensation Plan. We may also, at our discretion, match deferrals made under our Deferred Compensation Plan, subject to a vesting schedule. Compensation deferred under our Deferred Compensation Plan was recorded in accounts payable and accrued expenses in our consolidated balance sheets as of December 31, 2018. Expenses related to such deferred compensation were recorded in senior living wages and benefits and general and administrative expenses in our consolidated statements of operations. Compensation deferred under our Deferred Compensation Plan was not material to our consolidated balance sheets as of December 31, 2018 or our consolidated statements of operations for the year ended December 31, 2018.

16. Selected Quarterly Financial Data (Unaudited)
The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2018 and 2017:

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$345,517	$343,098	$348,910	$352,869
Operating loss	(7,183)	(20,241)	(22,532)	(21,605)
Net loss	(7,949)	(20,894)	(21,582)	(23,658)
Net loss per common share—Basic and diluted	$(0.16)	$(0.42)	$(0.43)	$(0.47)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$350,689	$350,025	$347,101	$348,291
Operating loss	(6,069)	(7,613)	(5,930)	(3,442)
Net loss	(6,787)	(6,506)	(6,603)	(1,006)
Net loss per common share—Basic and diluted	$(0.14)	$(0.13)	$(0.13)	$(0.02)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR SENIOR LIVING INC.
By:	/s/ Katherine E. Potter
Katherine E. Potter President and Chief Executive Officer

Dated: March 6, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Katherine E. Potter	President and Chief Executive Officer (Principal Executive Officer)	March 6, 2019
Katherine E. Potter
/s/ Richard A. Doyle	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)	March 6, 2019
Richard A. Doyle
/s/ Adam D. Portnoy	Managing Director	March 6, 2019
Adam D. Portnoy
/s/ Gerard M. Martin	Managing Director	March 6, 2019
Gerard M. Martin
/s/ Bruce M. Gans	Independent Director	March 6, 2019
Bruce M. Gans
/s/ Barbara D. Gilmore	Independent Director	March 6, 2019
Barbara D. Gilmore
/s/ Donna D. Fraiche	Independent Director	March 6, 2019
Donna D. Fraiche