Form 10-Q
period 2019-03-31
FIVE STAR SENIOR LIVING INC.
filed 2019-05-08
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐ No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Shares of Common Stock	FVE	The Nasdaq Stock Market LLC

Number of registrant’s shares of common stock, $.01 par value, outstanding as of May 3, 2019:  50,843,032.

FIVE STAR SENIOR LIVING INC.
FORM 10-Q
MARCH 31, 2019

References in this Quarterly Report on Form 10-Q to the Company, Five Star, we, us or our include Five Star Senior Living Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.   Financial Information
Item 1.  Condensed Consolidated Financial Statements

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$49,699	$29,512
Accounts receivable, net of allowance of $3,748 and $3,422 at March 31, 2019 and December 31, 2018, respectively	39,744	37,758
Due from related persons	9,800	7,855
Investments, of which $10,717 and $11,285 are restricted at March 31, 2019 and December 31, 2018, respectively	19,850	20,179
Restricted cash	19,464	19,720
Prepaid expenses and other current assets	22,571	23,029
Assets held for sale	526	—
Total current assets	161,654	138,053

Property and equipment, net	223,195	243,873
Equity investment of an investee	9,102	8,633
Restricted cash	930	923
Restricted investments	8,227	8,073
Right of use assets	1,455,568	—
Other long term assets	5,375	6,069
Total assets	$1,864,051	$405,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$51,484	$51,484
Accounts payable and accrued expenses	82,067	69,667
Current portion of lease liabilities	149,381	—
Accrued compensation and benefits	43,204	35,421
Due to related persons	36,466	18,883
Mortgage notes payable	344	339
Accrued real estate taxes	10,730	12,959
Security deposits and current portion of continuing care contracts	3,093	3,468
Other current liabilities	29,850	37,472
Total current liabilities	406,619	229,693

Long term liabilities:
Mortgage notes payable	7,445	7,533
Long term portion of lease liabilities	1,307,868	—
Accrued self insurance obligations	34,898	33,030
Deferred gain on sale and leaseback transaction	—	59,478
Other long term liabilities	1,833	4,721
Total long term liabilities	1,352,044	104,762

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01: 75,000,000 shares authorized, 50,843,032 and 50,853,452 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	508	508
Additional paid in capital	361,652	361,555
Accumulated deficit	(258,378)	(292,636)
Accumulated other comprehensive income	1,606	1,742
Total shareholders’ equity	105,388	71,169
	$1,864,051	$405,624
See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Senior living revenue	$276,935	$274,525
Management fee revenue	3,983	3,622
Reimbursed costs incurred on behalf of managed communities	74,605	67,370
Total revenues	355,523	345,517

Operating expenses:
Senior living wages and benefits	143,630	136,169
Other senior living operating expenses	76,768	73,777
Costs incurred on behalf of managed communities	74,605	67,370
Rent expense	54,542	52,245
General and administrative expenses	26,502	19,963
Depreciation and amortization expense	8,165	8,860
Gain on sale of senior living communities	—	(5,684)
Long lived asset impairment	3,148	—
Total operating expenses	387,360	352,700

Operating loss	(31,837)	(7,183)

Interest, dividend and other income	156	167
Interest and other expense	(906)	(703)
Unrealized gain (loss) on equity investments	366	(50)
Realized gain on sale of debt and equity investments, net of tax	92	32

Loss before income taxes and equity in earnings of an investee	(32,129)	(7,737)
Provision for income taxes	(1,490)	(256)
Equity in earnings of an investee, net of tax	404	44
Net loss	$(33,215)	$(7,949)

Weighted average shares outstanding—basic and diluted	50,040	49,594

Net loss per share—basic and diluted	$(0.66)	$(0.16)

See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Net loss	$(33,215)	$(7,949)
Other comprehensive income:
Unrealized loss on investments, net of tax	(205)	(397)
Equity in unrealized gain (loss) of an investee, net of tax	65	(93)
Realized loss (gain) on investments reclassified and included in net loss, net of tax	4	(3)
Other comprehensive loss	(136)	(493)
Comprehensive loss	$(33,351)	$(8,442)
See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2019
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2019	50,853,452	$508	$361,555	$(292,636)	$1,742	$71,169
Comprehensive loss:
Net loss	—	—	—	(33,215)	—	(33,215)
Unrealized loss on investments in available for sale securities, net of tax	—	—	—	—	(205)	(205)
Realized loss on investments in available for sale securities reclassified and included in net loss, net of tax	—	—	—	—	4	4
Equity in unrealized gain of an investee, net of tax	—	—	—	—	65	65
Total comprehensive loss	—	—	—	(33,215)	(136)	(33,351)
Cumulative effect adjustment to beginning retained earnings in connection with the adoption of FASB ASU No. 2016-02	—	—	—	67,473	—	67,473
Grants under share award plan and share based compensation	—	—	97	—	—	97
Repurchases and forfeitures under share award plan	(10,420)	—	—	—	—	—
Balance at March 31, 2019	50,843,032	$508	$361,652	$(258,378)	$1,606	$105,388

	Three Months Ended March 31, 2018
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2018	50,524,424	$505	$360,942	$(220,489)	$4,036	$144,994
Comprehensive loss:
Cumulative effect of reclassification of unrealized gain on equity investments in connection with the adoption of FASB ASU No. 2016-01				1,107	(1,107)	—
Net loss	—	—	—	(7,949)	—	(7,949)
Unrealized gain on investments in available for sale securities, net of tax	—	—	—	—	(397)	(397)
Realized gain on investments in available for sale securities reclassified and included in net loss, net of tax	—	—	—	—	(3)	(3)
Equity in unrealized gain of an investee, net of tax	—	—	—	—	(93)	(93)
Total comprehensive loss	—	—	—	(6,842)	(1,600)	(8,442)
Grants under share award plan and share based compensation	12,500	—	211	—	—	211
Balance at March 31, 2018	50,536,924	$505	$361,153	$(227,331)	$2,436	$136,763

See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(33,215)	$(7,949)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	8,165	8,860
Gain on sale of senior living communities	—	(5,684)
Unrealized (gain) loss on equity securities	(366)	50
Realized gain on sale of debt and equity investments	(92)	(32)
Loss on disposal of property and equipment	76	—
Long lived asset impairment	3,148	—
Equity in earnings of an investee, net of tax	(404)	(44)
Stock based compensation	97	211
Provision for losses on receivables	1,045	1,761
Amortization of deferred gain on sale and leaseback transaction	—	(1,653)
Other noncash expense (income) adjustments, net	125	246
Changes in assets and liabilities:
Accounts receivable	(3,031)	(1,222)
Prepaid expenses and other assets	1,062	1,123
Accounts payable and accrued expenses	9,732	(4,971)
Accrued compensation and benefits	7,783	3,126
Due from (to) related persons, net	15,702	(4,511)
Other current and long term liabilities	(1,492)	(1,513)
Cash provided by (used in) operating activities	8,335	(12,202)

Cash flows from investing activities:
Acquisition of property and equipment	(12,056)	(9,639)
Purchases of investments	(1,471)	(300)
Proceeds from sale of property and equipment	22,578	—
Proceeds from sale of communities	—	25,141
Proceeds from sale of investments	2,643	1,425
Cash provided by investing activities	11,694	16,627

Cash flows from financing activities:
Repayments of mortgage notes payable	(91)	(189)
Cash used in financing activities	(91)	(189)

Change in cash and cash equivalents and restricted cash	19,938	4,236
Cash and cash equivalents and restricted cash at beginning of period	50,155	48,478
Cash and cash equivalents and restricted cash at end of period	$70,093	$52,714

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$49,699	$31,186
Restricted cash	20,394	21,528
Cash and cash equivalents and restricted cash at end of period	$70,093	$52,714

Supplemental cash flow information:
Cash paid for interest	$780	$563
Cash paid for income taxes, net	$120	$348

Non-cash activities:
Initial recognition of right of use assets	$1,478,958	$—
Initial recognition of lease liabilities	$1,478,958	$—
Real estate sale	$—	$16,776
Mortgage notes assumed by purchaser in real estate sale	$—	$16,776
See accompanying notes.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

Note 1.  Basis of Presentation and Organization

General

The accompanying condensed consolidated financial statements of Five Star Senior Living Inc. and its subsidiaries, or we, us or our, are unaudited.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2018, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Certain reclassifications have been made to the prior years’ condensed consolidated financial statements to conform to the current year’s presentation.

We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs. As of March 31, 2019, we operated 284 senior living communities located in 32 states with 31,956 living units, including 255 primarily independent and assisted living communities with 29,450 living units and 29 SNFs with 2,506 living units. As of March 31, 2019, we owned and operated 20 of these senior living communities (2,108 living units), we leased and operated 188 of these senior living communities (20,082 living units) and we managed 76 of these senior living communities (9,766 living units). Our 284 senior living communities, as of March 31, 2019, included 10,893 independent living apartments, 16,393 assisted living suites and 4,670 SNF units. The foregoing numbers exclude living units categorized as out of service.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which accordingly assumes, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We face increased competition across the senior living industry, including in specific markets in which we operate senior living communities. Medical advances and healthcare services also allow some potential residents to defer the time when they require the special services available at our communities. In addition, low unemployment in the United States combined with a competitive labor market within our industry are increasing our employment costs. These challenges are currently negatively impacting our revenues, expenses, cash flows and results from operations, and we expect these challenges to continue at least through the first quarter of 2020. At March 31, 2019, we had an accumulated deficit of $258,378 and we had incurred operating losses in each of the last three years. In addition, our credit facility is scheduled to expire on June 28, 2019, and we currently have $51,484 of borrowings outstanding under that facility. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We currently operate 261 senior living communities under lease and management arrangements with Senior Housing Properties Trust, or, together with its subsidiaries, SNH, or approximately 91.9% of the total communities we operate. In order to address the operating and liquidity challenges we face, on April 1, 2019, we entered into a transaction agreement with SNH, or the Transaction Agreement, pursuant to which we and SNH agreed to modify our existing business arrangements, subject to certain conditions and the receipt of various approvals. For more information regarding the Transaction Agreement and related agreements and the transactions contemplated thereby, see Note 13 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are also currently evaluating options to refinance our existing credit facility with unrelated lenders, which is scheduled to expire on June 28, 2019. We cannot be sure that we will obtain any renewed or restructured credit facility, and our ability to do so will likely depend on the lenders’ belief that our prospects, operating leverage and expected future operating results, including the potential impact of the agreed upon modifications of our existing business arrangements with SNH, will permit us to continue as a going concern and to fund our operations, capital investments and debt service and other obligations.

The Transaction Agreement and any renewed or restructured credit facility, if completed and obtained, may not result in our realizing improved operating results or liquidity and may not be sufficient to enable us to continue as a going concern.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

Segment Information

As of March 31, 2019, we have two operating segments: senior living communities and rehabilitation and wellness. In the senior living community segment, we operate for our own account or manage for the account of others independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. In the rehabilitation and wellness operating segment we provide therapy services, including physical, occupational, speech and other specialized therapy services, in the inpatient setting and in outpatient clinics. We have determined that our two operating segments meet the aggregation criteria as prescribed under Financial Accounting Standards Board, or FASB, Accounting Standards Codification™, or ASC, Topic 280, Segment Reporting, and we have therefore determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation, professional and general liability and certain automobile insurance programs.

Note 2. Summary of Significant Accounting Policies

Leases

On January 1, 2019, we adopted FASB ASC Topic 842, Leases, or ASC Topic 842, utilizing the modified retrospective transition method with no adjustments to comparative periods presented. Additionally, we elected the practical expedients within FASB Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842), or ASU No. 2016-02, that allow an entity to not reassess as of January 1, 2019 its prior conclusions on whether an existing contract contains a lease, lease classification for existing leases, and whether costs incurred for existing leases qualify as initial direct costs.

In accordance with ASC Topic 842, at inception of a contract, we, as lessee, evaluate and determine whether such contract is or contains a lease based on whether such contract conveys the right to control the use of the identified asset. We apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. We have elected to apply the portfolio approach where possible in assessing our leases and performed an assessment of all our leases. In addition, we have elected the practical expedient, by class of underlying asset, not to separate non-lease components from the associated lease component if certain conditions are met. As lessee, we lease senior living communities and our headquarters, and enter into contracts for the use and maintenance of various pieces of equipment that contain a lease. We have determined that none of these leases have met any of the criteria to be classified as a finance lease and, therefore, we have accounted for all of these leases as operating leases.

We have determined that our leases for the use and maintenance of equipment are short term leases. In accordance with ASC Topic 842, we have made an accounting policy election for our leases which are determined to be short term leases, whereby we recognize the lease payments on a straight line basis over the lease term and variable lease payments in the period in which the obligations for those payments are incurred. Expense related to these leases is recognized in the statement of operations in other senior living operating expenses and is not material to our condensed consolidated financial statements.

We have determined that our leases for senior living communities and our headquarters are long term leases. In accordance with ASC Topic 842, a lessee is required to record a right of use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Accordingly, we have recorded a right of use asset and lease liability for all of our leased communities and our headquarters. We determined that the discount rate implicit in the leases was not readily available, and therefore, in accordance with ASC Topic 842, we determined our incremental borrowing rate, or IBR, to calculate the right of use assets and lease liabilities. For purposes of determining the lease term, we concluded that it is not reasonably certain that our lease extensions will be exercised and, therefore, we included payments required to be made under the committed lease term in calculating the right of use assets and lease liabilities. Expense related to these leases is recognized in the statement of operations in rent expense, except for the expense related to our headquarters, which is recorded in general and administrative expenses. We recognize variable lease payments primarily relating to percentage rent paid under our leases with SNH, and operating costs such as insurance and real estate taxes, in the statement of operations in the period in which the obligations for those payments are incurred.

We have not capitalized any initial direct costs related to our leases as these costs are not material to our condensed consolidated financial statements.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

ASC Topic 842 provides lessors with a practical expedient, by class of underlying asset, not to separate non-lease components from the associated lease component if certain conditions are met. In addition, ASC Topic 842 clarifies which ASC Topic (Topic 842 or FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606) applies for the combined component. Specifically, if the non-lease components associated with the lease component are the predominant component of the combined components, the lessor should account for the combined component in accordance with FASB ASC Topic 606. Otherwise, the lessor should account for the combined component as an operating lease in accordance with ASC Topic 842. We have elected this practical expedient and recognized revenue under our resident agreements at our independent living and assisted living communities based upon the predominant component rather than allocating the consideration and separately accounting for it under ASC Topic 842 and ASC Topic 606. We have concluded that the non-lease components of the agreements with respect to our independent and assisted living communities are the predominant component of the leases and, therefore, we recognize revenue for these agreements under ASC Topic 606.

Revenue Recognition

We recognize revenue from contracts with customers in accordance with ASC Topic 606 using the practical expedient in paragraph 606-10-10-4 that allows for the use of a portfolio approach, because we have determined that the effect of applying the guidance to our portfolios of contracts within the scope of ASC Topic 606 on our consolidated financial statements would not differ materially from applying the guidance to each individual contract within the respective portfolio or our performance obligations within that portfolio. The five step model defined by ASC Topic 606 requires us to: (1) identify our contracts with customers; (2) identify our performance obligations under those contracts; (3) determine the transaction prices of those contracts; (4) allocate the transaction prices to our performance obligations in those contracts; and (5) recognize revenue when each performance obligation under those contracts is satisfied. Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.

A substantial portion of our revenue at our independent living and assisted living communities relates to contracts with residents for housing services that are generally short term in nature and initially is subject to ASC Topic 842. As previously discussed, we have concluded that the non-lease components of these agreements are the predominant components of the contracts; therefore, we recognize revenue for these agreements under ASC Topic 606. Our contracts with residents and other customers that are within the scope of ASC Topic 606 are generally short term in nature. We have determined that services performed under those contracts are considered one performance obligation in accordance with ASC Topic 606 as such services are regarded as a series of distinct events with the same timing and pattern of transfer to the resident or customer. Revenue is recognized for those contracts when our performance obligation is satisfied by transferring control of the service provided to the resident or customer, which is generally when the services are provided over time.

Senior Living Revenue. Resident fees at our independent living and assisted living communities consist of regular monthly charges for basic housing and support services and fees for additional requested services, such as assisted living services, personalized health services and ancillary services. Fees are specified in our agreements with residents, which are generally short term (30 days to one year), with regular monthly charges billed in advance. Funds received from residents in advance of services being provided are not material to our consolidated financial statements. Some of our senior living communities require payment of an entrance fee in advance of a resident moving into the community; substantially all of these community fees are non-refundable and are initially recorded as deferred revenue and included in other current liabilities in our consolidated balance sheets. These deferred amounts then are amortized on a straight line basis into revenue over the term of the resident agreement. Revenue recorded and deferred in connection with community fees is not material to our consolidated financial statements. Revenue for basic housing and support services and additional requested services is recognized in accordance with ASC Topic 606 and measured based on the consideration specified in the resident agreement and is recorded when the services are provided.

In our SNFs and certain of our independent and assisted living communities where we provide SNF services, we are paid fixed daily rates from governmental and contracted third party payers, and we charge a predetermined fixed daily rate for private pay residents. These fixed daily rates and certain other fees are billed monthly in arrears. Although there are complex regulatory compliance rules governing fixed daily rates, we have no episodic payments or capitation arrangements. We currently use the “most likely amount” technique to estimate revenue in accordance with ASC Topic 606, although rates are generally known and considered fixed prior to services being performed, whether included in the resident agreement or contracted with governmental or third party payers. Rate adjustments from Medicare or Medicaid are recorded when known (without regard to when the assessment is paid or withheld), and subsequent adjustments to these amounts are recorded in revenues when known. Billings under certain of these programs are subject to audit and possible retroactive adjustment, and related revenue is recorded at the

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

amount we ultimately expect to receive, which is inclusive of the estimated retroactive adjustments or refunds, if any, under reimbursement programs. Retroactive adjustments are recorded on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. Revenue is recognized when performance obligations are satisfied by transferring control of the service provided to the resident, which is generally when services are provided over the duration of care. We derived approximately 23.6% and 23.7% of our senior living revenues for the three months ended March 31, 2019 and 2018, respectively, from payments under Medicare and Medicaid programs.

Management Fee Revenue and Reimbursed Costs Incurred on Behalf of Managed Communities. We manage senior living communities for the account of SNH pursuant to long term management agreements which provide for periodic management fee payments to us and reimbursement for our direct costs and expenses related to such communities. Management fees are determined by an agreed upon percentage of gross revenues (as defined) and recognized in accordance with ASC Topic 606 in the same period that we provide the management services to SNH, generally monthly. FASB ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. Where we are the primary obligor and therefore control the transfer of the goods and services with respect to any such operating expenses incurred in connection with the management of these communities, we recognize revenue when the goods have been delivered or the service has been rendered and we are due to be reimbursed from SNH. Such revenue is included in reimbursed costs incurred on behalf of managed communities in our consolidated statements of operations. The related costs are included in costs incurred on behalf of managed communities in our consolidated statements of operations. Amounts due from SNH related to management fees and reimbursed costs incurred on behalf of managed communities are included in due from related persons in our consolidated balance sheets.

The following table presents revenue disaggregated by type of contract and payer:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Revenue from contracts with customers:
Basic housing and support services (1)	$162,776	$162,106
Medicare and Medicaid programs (1)	65,320	64,966
Additional requested services, and private pay and other third party payer SNF services (1)	48,839	47,453
Management fee revenue	3,983	3,622
Reimbursed costs incurred on behalf of managed communities	74,605	67,370
Total revenues	$355,523	$345,517

(1)	Included in senior living revenue in our consolidated statements of operations.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). This ASU also changes the accounting for sale and leaseback transactions, such as our sale and leaseback transaction with SNH in June 2016, and any associated deferred gain. In accordance with ASC Topic 842, if a previous sale and leaseback transaction was accounted for as a sale and operating leaseback in accordance with FASB ASC Topic 840, Leases, or ASC Topic 840, any deferred gain or loss not resulting from off-market terms shall be recognized as a cumulative-effect adjustment to equity. This ASU is effective for reporting periods beginning after December 15, 2018. In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements, or ASU No. 2018-11, which works to improve on certain aspects of ASU No. 2016-02 identified by stakeholders as problematic or difficult to implement, including the adoption method. ASU No. 2018-11 provides for a transition method option, allowing entities to recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption, rather than restating comparative periods being presented. ASU No. 2018-11 also provides lessors with a practical expedient, by class of underlying asset, not to separate non-lease components from the associated lease component if certain conditions are met. We adopted these ASUs as required effective January 1, 2019 utilizing the modified retrospective transition method with no adjustments to comparative periods presented in accordance with ASU No. 2018-11.

The adoption of ASC Topic 842 resulted in the recognition of lease liabilities and right of use assets of approximately $1.5 billion as of January 1, 2019. Such amount of right of use assets was recognized based upon the amount of the recognized lease

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

liabilities, adjusted for accrued lease payments, which are not material to our condensed consolidated financial statements as of January 1, 2019. We have also concluded that any previously unrecognized right of use assets needed to be reviewed for impairment effective January 1, 2019, which could have resulted in a reduction to the initially recognized right of use assets with a cumulative effect adjustment to beginning retained earnings as of January 1, 2019. We have completed the process of evaluating the initial right of use assets for impairment and have determined there were no indicators of impairment. While the adoption of these ASUs does not affect the rent we pay, the rent expense amounts presented in our condensed consolidated statements of operations and comprehensive loss increased by approximately $1,700 for the three months ended March 31, 2019 as a result of adopting these ASUs primarily due to changes in how we accounted for the deferred gain on our sale and leaseback transaction described above effective with the adoption of these ASUs. On January 1, 2019, we recorded through retained earnings our total deferred gain of $67,473 on our consolidated balance sheets as of December 31, 2018, $55 of which was in accounts payable and accrued expenses, $6,723 of which was in other current liabilities, $1,217 of which was in other long term liabilities and the remaining $59,478 was separately stated on our consolidated balance sheets.

For the year ended December 31, 2018, a substantial portion of our senior living revenue at our independent living and assisted living communities related to housing services and was subject to ASC Topic 840, and revenue for additional requested services was recognized in accordance with ASC Topic 606. Upon adoption of Topic 842, we elected the lessor practical expedient within ASU No. 2018-11 and recognized revenue under our resident agreements at our independent living and assisted living communities based upon the predominant component, either the lease or non-lease component, of the contracts rather than allocating the consideration and separately accounting for it under ASC Topic 842 and ASC Topic 606. We have concluded that the non-lease components of the agreements with respect to our independent and assisted living communities are the predominant component of the lease and, therefore, we recognize revenue for these agreements under ASC Topic 606. After the adoption of ASC Topic 842, the timing and pattern of revenue recognition are substantially the same as those prior to the adoption.

See also the discussion above under “Leases” and Note 9 for more information regarding the impact of these ASUs on our consolidated financial statements.

On January 1, 2019, we adopted FASB ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), which shortens the amortization period for certain callable debt securities held at a premium. Specifically, this ASU requires the premium to be amortized to the earliest call date. This ASU does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The adoption of this ASU did not have a material impact on our consolidated financial statements.

On January 1, 2019, we adopted FASB ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), which permits an entity to reclassify the tax effects that remain recorded within other comprehensive income to retained earnings as a result of tax reform legislation that became effective in December 2017. The adoption of this ASU did not have a material impact on our consolidated financial statements.

On January 1, 2019, we adopted FASB ASU No. 2018-07, Compensation—Stock Compensation (Topic 718), which expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from non-employees. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

Note 3. Property and Equipment

Property and equipment consists of the following:

	March 31, 2019	December 31, 2018
Land	$16,383	$16,383
Buildings and improvements	205,818	208,375
Furniture, fixtures and equipment	223,951	239,240
Property and equipment, at cost	446,152	463,998
Accumulated depreciation	(222,957)	(220,125)
Property and equipment, net	$223,195	$243,873

We recorded depreciation expense relating to our property and equipment of $8,165 and $8,840 for the three months ended March 31, 2019 and 2018, respectively.

We review the carrying value of long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value based on input from market participants, our experience selling similar assets, market conditions and internally developed cash flow models that our assets or asset groups are expected to generate, and we consider these estimates to be a Level 3 fair value measurement. As a result of our long lived assets impairment review, we recorded $3,148 of impairment charges to certain of our long lived assets for the three months ended March 31, 2019.

As of March 31, 2019 and December 31, 2018, we had $526 and $0, respectively, of net property and equipment classified as held for sale and presented separately in our consolidated balance sheets. See Note 9 for more information regarding our communities classified as held for sale.

As of March 31, 2019, we had $2,478 of assets related to our leased senior living communities included in our property and equipment that we expect to request SNH to purchase from us; however, SNH is not obligated to purchase such amounts. See Note 9 for more information regarding our leases and other arrangements with SNH.

On April 1, 2019, pursuant to the Transaction Agreement, SNH purchased from us approximately $50,000 of unencumbered fixed assets and improvements related to SNH’s senior living communities leased to and operated by us. See Note 13 for more information regarding the Transaction Agreement and the transactions contemplated thereby.

Note 4. Accumulated Other Comprehensive Income

The following table details the changes in accumulated other comprehensive income, net of tax, for the three months ended March 31, 2019:

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

	Equity Investment of an Investee	Investments	Accumulated Other Comprehensive Income
Balance at January 1, 2019	$(266)	$2,008	$1,742
Unrealized loss on investments, net of tax	—	(205)	(205)
Equity in unrealized gain of an investee, net of tax	65	—	65
Realized loss on investments reclassified and included in net loss, net of tax	—	4	4
Balance at March 31, 2019	$(201)	$1,807	$1,606

Accumulated other comprehensive income represents the unrealized gains and losses of our debt investments, net of tax, and our share of other comprehensive income of Affiliates Insurance Company, or AIC. See Note 11 for more information regarding our arrangements with AIC.

Note 5.  Income Taxes

We recognized a provision for income taxes of $1,490 and $256 for the three months ended March 31, 2019 and 2018, respectively. The provision for income taxes for the three months ended March 31, 2019 is due to state income taxes partially offset by the intraperiod tax allocation benefit related to unrealized gains on available for sale securities, and the provision for income taxes for the three months ended March 31, 2018 is due to state income taxes.

We previously determined it was more likely than not that a majority of our net deferred tax assets would not be realized and concluded that a valuation allowance was required, which eliminated the majority of our net deferred tax assets recorded in our condensed consolidated balance sheets. In the future, if we believe that we will more likely than not realize the benefit of these deferred tax assets, we will adjust our valuation allowance and recognize an income tax benefit, which may affect our results of operations.

If our common shares are issued to SNH and SNH’s shareholders as contemplated by the Transaction Agreement, and further described in Note 13, our net operating loss and tax credit carryforwards, which currently are expected to be utilized to offset future taxable income, may be subject to limitations on usage or elimination.

Note 6.  Earnings Per Share

We calculated basic earnings per common share, or EPS, for the three months ended March 31, 2019 and 2018 using the weighted average number of shares of our common shares, outstanding during the periods.  When applicable, diluted EPS reflects the more dilutive earnings per common share amount calculated using the two class method or the treasury stock method. The three months ended March 31, 2019 and 2018 had 1,082,100 and 1,265,770, respectively of potentially dilutive restricted unvested common shares that were not included in the calculation of diluted EPS because to do so would have been antidilutive.

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

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

Recurring Fair Value Measures

The tables below present the assets measured at fair value at March 31, 2019 and December 31, 2018 categorized by the level of inputs used in the valuation of each asset.

	As of March 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$23,611	$23,611	$—	$—
Investments:
Equity investments(2)
Financial services industry	1,763	1,763	—	—
REIT industry	83	83	—	—
Other	3,884	3,884	—	—
Total equity investments	5,730	5,730	—	—
Debt investments:(3)
International bond fund(4)	2,588	—	2,588	—
High yield fund(5)	2,855	—	2,855	—
Industrial bonds	1,411	—	1,411	—
Technology bonds	2,131	—	2,131	—
Government bonds	9,826	9,826	—	—
Energy bonds	612	—	612	—
Financial bonds	1,927	—	1,927	—
Other	997	—	997	—
Total debt investments	22,347	9,826	12,521	—
Total investments	28,077	15,556	12,521	—
Total	$51,688	$39,167	$12,521	$—

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

	As of December 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$23,390	$23,390	$—	$—
Investments:
Equity investments(2)
Financial services industry	1,686	1,686	—	—
REIT industry	105	105	—	—
Other	3,675	3,675	—	—
Total equity investments	5,466	5,466	—	—
Debt investments(3)
International bond fund(4)	2,537	—	2,537	—
High yield fund(5)	2,669	—	2,669	—
Industrial bonds	1,692	—	1,692	—
Technology bonds	2,375	—	2,375	—
Government bonds	9,791	9,791	—	—
Energy bonds	595	—	595	—
Financial bonds	1,858	—	1,858	—
Other	1,268	—	1,268	—
Total debt investments	22,785	9,791	12,994	—
Total investments	28,251	15,257	12,994	—
Total	$51,641	$38,647	$12,994	$—

(1)
Cash equivalents consist of short term, highly liquid investments and money market funds held principally for obligations arising from our self insurance programs. Cash equivalents are reported in our condensed consolidated balance sheets as cash and cash equivalents and current and long term restricted cash.  Cash equivalents include $19,470 and $19,529 of balances that are restricted at March 31, 2019 and December 31, 2018, respectively.

(2)
The fair value of our equity investments is readily determinable. During the three months ended March 31, 2019 and 2018, we received gross proceeds of $1,115 and $220, respectively, in connection with the sales of equity investments and recorded gross realized gains totaling $136 and $34, respectively, and gross realized losses totaling $40 and $5, respectively.

(3)
As of March 31, 2019, our debt investments, which are classified as available for sale, had a fair value of $22,347 with an amortized cost of $20,826; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $1,602, net of unrealized losses of $81. As of December 31, 2018, our debt investments had a fair value of $22,785 with an amortized cost of $21,806; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $1,276, net of unrealized losses of $296. Debt investments include $13,186 and $13,943 of balances that are restricted as of March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, two of the securities we hold, with a fair value of $305, have been in a loss position for less than 12 months and 37 of the investments we hold, with a fair value of $9,996, have been in a loss position for greater than 12 months. We do not believe these investments are impaired primarily because they have not been in a loss position for an extended period of time, the financial conditions of the issuers of these investments remain strong with solid fundamentals, or we intend to hold these investments until recovery, and other factors that support our conclusion that the loss is temporary. During the three months ended March 31, 2019 and 2018, we received gross proceeds of $1,528 and $1,205, respectively, in connection with the sales of debt investments and recorded gross realized gains totaling $2 and $6, respectively, and gross realized losses totaling $6 and $3, respectively. We record gains and losses on the sales of these investments using the specific identification method.

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

During the three months ended March 31, 2019, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value.  Accordingly, there were no transfers of assets or liabilities between levels of the fair value hierarchy during the three months ended March 31, 2019.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

The carrying value of accounts receivable and accounts payable approximates fair value as of March 31, 2019 and December 31, 2018.  The carrying value and fair value of our mortgage notes payable were $7,789 and $9,118, respectively, as of March 31, 2019 and $7,872 and $8,986, respectively, as of December 31, 2018, and are categorized in Level 3 of the fair value hierarchy in their entirety.  We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.

Non-Recurring Fair Value Measures

We review the carrying value of our long lived assets, including our right of use assets, property and equipment and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. See Note 3 for more information regarding fair value measurements related to impairments of our long lived assets we recorded.

Note 8.  Indebtedness

We have a revolving secured credit facility, or our credit facility, with unrelated lenders. The aggregate amount of commitments available under our credit facility is $54,000 and the stated maturity date of our credit facility is June 28, 2019. The agreement governing our credit facility, or our credit agreement, requires us to pay interest at a rate based on, at our option, LIBOR or a base rate, plus a premium, or 4.99% and 7.00%, respectively, per annum as of March 31, 2019, on outstanding borrowings under our credit facility. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the available borrowings under our credit facility. The weighted average annual interest rate for borrowings under our credit facility was 5.00% for the three months ended March 31, 2019. As of March 31, 2019, we had outstanding borrowings of $51,484, letters of credit issued in an aggregate amount of $2,516 and no availability for further borrowing under our credit facility. We incurred aggregate interest expense and other associated costs related to our credit facilities of $772 and $266 for the three months ended March 31, 2019 and 2018, respectively.

Our credit facility is secured by real estate mortgages on 10 senior living communities with a combined 1,219 living units owned by certain of our subsidiaries that guarantee our obligations under our credit facility. Our credit facility is also secured by these subsidiaries’ accounts receivable and related collateral. The amount of available borrowings under our credit facility is subject to our having qualified collateral, which is primarily based on the value of the communities securing our obligations under our credit facility. Our credit facility provides for acceleration of payment of all amounts outstanding under our credit facility upon the occurrence and continuation of certain events of default, including a change of control of us, as defined. Our credit agreement contains financial and other covenants, including those that restrict our ability to pay dividends or make other distributions to our stockholders in certain circumstances.

We are currently evaluating options to refinance our existing credit facility, which is scheduled to expire on June 28, 2019. We cannot be sure that we will obtain any renewed or restructured credit facility, and our ability to do so will likely depend on the lenders’ belief that our prospects, operating leverage and expected future operating results, including the potential impact of the agreed upon modifications of our existing business arrangements with SNH, as further described in Note 13, will permit us to continue as a going concern and to fund our operations, capital investments and debt service and other obligations.

At March 31, 2019, we had seven irrevocable standby letters of credit outstanding, totaling $25,216. In June 2018, we increased, from $17,800 to $22,700, one of these letters of credit which secures our workers' compensation insurance program, and this letter of credit is currently collateralized by approximately $17,983 of cash equivalents and $5,758 of debt and equity investments. This letter of credit currently expires in June 2019 and is automatically extended for one year terms unless notice of nonrenewal is provided by the issuing bank prior to the end of the applicable term. We expect that our workers' compensation insurance program will require an increase in the value of this letter of credit in June 2019. At March 31, 2019, the cash equivalents collateralizing this letter of credit, including accumulated interest, were classified as short term restricted cash in our condensed consolidated balance sheets, and the debt and equity investments collateralizing this letter of credit are classified as short term investments in our condensed consolidated balance sheets. The remaining six irrevocable standby letters of credit outstanding at March 31, 2019, totaling $2,516, secure certain of our other obligations. These letters of credit were scheduled to mature between June 2019 and October 2019 and are required to be renewed annually. As of March 31, 2019, our obligations under these six letters of credit, totaling $2,516, were issued and outstanding under our credit facility and there was no availability for further borrowing under our credit facility.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

At March 31, 2019, one of our senior living communities was encumbered by a mortgage. This mortgage contains standard mortgage covenants. We recorded a mortgage discount in connection with the assumption of this mortgage note as part of our acquisition of the community secured by this mortgage note in order to record this mortgage at its estimated fair value. We amortize this mortgage discount as an increase in interest expense until the maturity of this mortgage. This mortgage note requires payments of principal and interest monthly until maturity. The following table is a summary of this mortgage note as of March 31, 2019:

Balance as of		Contractual Stated	Effective		Monthly
March 31, 2019		Interest Rate	Interest Rate	Maturity Date	Payment	Lender Type

$8,060	(1)	6.20%	6.70%	September 2032	$72	Federal Home Loan Mortgage Corporation

(1)	Contractual principal payment excluding unamortized discount and debt issuance costs of $271.

We incurred mortgage interest expense, net of discount amortization, of $134 and $437 for the three months ended March 31, 2019 and 2018, respectively. Our mortgage debt requires monthly payments into escrows for taxes, insurance and property replacement funds; certain withdrawals from escrows require Federal Home Loan Mortgage Corporation approval.
In February 2018, in connection with the sale of one of our senior living communities to SNH, SNH assumed a Federal National Mortgage Association mortgage note that had a principal balance of $16,776 and required interest at the contracted rate of 6.64% per annum. In connection with SNH's assumption of this debt, we recorded a gain of $543, which amount is included in gain on sale of senior living communities in our condensed consolidated statements of operations.

As of March 31, 2019, we believe we were in compliance with all applicable covenants under our credit facility and mortgage debts.

See Note 13 for information regarding the $25,000 credit facility we obtained from SNH on April 1, 2019.

Note 9. Leases with SNH and HCP and Management Agreements with SNH

Senior Living Communities Leased from SNH. We are SNH’s largest tenant and SNH is our largest landlord. As of March 31, 2019 and 2018, we leased 184 and 185 senior living communities from SNH, respectively. We lease senior living communities from SNH pursuant to five master leases with SNH. Under our master leases with SNH, we pay SNH annual rent plus percentage rent equal to 4.0% of the increase in gross revenues at the applicable senior living communities over base year gross revenues as specified in the applicable lease. Our obligation to pay percentage rent under Lease No. 5 commenced in 2018. Different base years apply to those communities that pay percentage rent. The base year is usually the first full calendar year after each community is initially leased.

Our total annual rent payable to SNH as of March 31, 2019 and 2018 was $209,565 and $206,908, respectively, excluding percentage rent. Our total rent expense under all of our leases with SNH, which for the three months ended March 31, 2018 was net of lease inducement amortization and the amortization of the deferred gain associated with the sale and leaseback transaction with SNH in June 2016, as described below, was $53,782 and $51,522 for the three months ended March 31, 2019 and 2018, respectively, which amounts included estimated percentage rent of $1,549 and $1,391 for the three months ended March 31, 2019 and 2018, respectively. Pursuant to the Transaction Agreement, our rent payable to SNH was reduced by a total of $14,379 in aggregate for February and March 2019 and we did not pay such amount to SNH. However, as the Transaction Agreement was not entered into until April 1, 2019, our rent expense for the three months ended March 31, 2019 was not adjusted for the rent reduction for February and March 2019.

On March 11, 2019, we entered into a letter agreement with SNH, pursuant to which, with respect to our master leases with SNH, SNH agreed to defer, until March 31, 2019, payment of the aggregate minimum rent due and payable by us to SNH under the master leases for February 2019. As of March 31, 2019 and December 31, 2018, we had outstanding rent due and payable to SNH of $36,379 and $18,781, respectively, which amounts are included in due to related persons in our condensed consolidated balance sheets. The rent due and payable as of March 31, 2019 included rent due and payable for February 2019 that was deferred and payable for March 2019. The rent due and payable as of March 31, 2019 includes $14,379 that we are not required to pay as a result of the modification of our leases with SNH pursuant to the Transaction Agreement, which was effective April 1, 2019.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

Our leases with SNH are “triple net” leases, which generally require us to pay rent and all property operating expenses, to obtain, maintain and comply with all applicable permits and licenses necessary to operate the leased communities, to indemnify SNH from liability which may arise by reason of its ownership of the communities, to maintain the communities at our expense, to remove and dispose of hazardous substances on the communities in compliance with applicable law and to maintain insurance on the communities for SNH’s and our benefit. SNH’s consent is generally required for any direct or indirect assignment or sublease of any of the communities. Also, in the event of any assignment or subletting, we remain liable under the terms of the applicable lease. In the event of any damage, or immaterial condemnation, of a leased community, we are generally required to rebuild with insurance or condemnation proceeds or, if such proceeds are insufficient, other amounts made available by SNH, if any, but if other amounts are made available by SNH, our rent will be increased accordingly. In the event of any material or total condemnation of a leased community, the lease will terminate with respect to that leased community, in which event SNH will be entitled to the condemnation proceeds and our rent will be reduced accordingly. In the event of any material or total destruction of a leased community, we may terminate the lease with respect to that leased community, in which event we are required to pay to SNH any shortfall in the amount of proceeds SNH receives from insurance compared to the replacement cost of that leased community and our rent will be reduced accordingly. We may not enter any management agreement affecting any leased community without the prior written consent of SNH. Our leases may be subordinated to any mortgages on communities leased from SNH. As of March 31, 2019, none of our leases were subordinated to any mortgage notes.

Under our leases with SNH, we are required to operate continuously and maintain, at our expense, the leased communities in good order and repair, including structural and non-structural components. We may request that SNH purchase certain improvements to the leased communities in return for increases in annual rent in accordance with a formula specified in the applicable lease; however, SNH is not obligated to purchase such improvements and we are not obligated to sell them to SNH. Pursuant to the terms of our leases with SNH, for the three months ended March 31, 2019 and 2018, we sold to SNH $22,578 and $0, respectively, of improvements to communities leased from SNH. Pursuant to the Transaction Agreement, our monthly minimum rent, which is set at $11,000 for the period February 1, 2019 through December 31, 2019, subject to extension, will not increase as a result of capital improvements that SNH purchases from us during that period. The sales of capital improvements that we made to SNH for the three months ended March 31, 2019 occurred after February 1, 2019. At the end of each lease term, we are required to surrender the leased communities in substantially the same condition as that existed on the commencement date of the lease, subject to any permitted alterations and ordinary wear and tear. As of March 31, 2019, our property and equipment included $2,478 for similar improvements to communities leased from SNH that we expect to request SNH to purchase from us.

Events of default under each lease generally include failure to pay rent or any money due under the lease when it is due, failure to maintain the insurance required under such lease, failure to comply with certain ownership, change in control and Board election restrictions, the occurrence of certain events with respect to our insolvency or dissolution, and our being declared ineligible to receive reimbursement under Medicare or Medicaid programs among other licensing requirements. Upon the occurrence of any event of default, remedies under each lease provide that, among other things, SNH may, accelerate the rent, terminate the lease in whole or in part, enter the community and take possession of any and all our personal property and retain or sell the same at a public or private sale, make any payment or perform any act required to be performed by us under the lease, rent the community and recover from us any deficiency between the amount of rent which would have been due under the lease and the rent received from the re‑letting. Many of our debt and lease documents contain cross default provisions so that a default under one of these instruments could cause a default under other debt and lease documents (including documents with other lenders and lessors).

In accordance with FASB ASC Topic 840, Leases, the sale and leaseback transaction we completed in June 2016 with SNH qualified for sale-leaseback accounting and we classified the related lease as an operating lease. Accordingly, the gain generated from the sale of $82,644 was deferred and was being amortized as a reduction of rent expense over the initial term of the related lease. In accordance with our adoption of Topic 842 effective January 1, 2019, we recorded through retained earnings our total deferred gain as of that date.

In April 2019, we and SNH entered into an agreement to sell to a third party two SNFs located in Wisconsin that SNH owns and leases to us for an aggregate sales price of approximately $11,000, excluding closing costs. These sales are subject to conditions; as a result, these sales may not occur, they may be delayed or their terms may change.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

In May 2019, we and SNH sold to a third party three SNFs located in California that SNH owned and leased to us for an aggregate sales price of approximately $21,500, excluding closing costs. In accordance with FASB ASC Topic 360, Property, Plant and Equipment, or ASC Topic 360, these SNFs we and SNH had agreed to sell and have since sold, met the conditions to be classified as held for sale as of March 31, 2019. These communities, while leased by us, generated income from operations before income taxes of $290 and $140 for the three months ended March 31, 2019 and 2018, respectively.

In June 2018, we and SNH sold one SNF to a third party, which had been previously leased to us, located in California with 97 living units for a sales price of approximately $6,500, excluding closing costs. This community, while leased by us, generated a loss from operations before income taxes of $0 and $21 for the three months ended March 31, 2019 and 2018, respectively. Pursuant to the terms of our lease with SNH, as a result of this sale, our annual rent payable to SNH decreased by 10.0% of the net proceeds that SNH received from this sale, in accordance with the terms of the applicable lease. We did not receive any proceeds from this sale.

Also in June 2018, SNH acquired an additional living unit at a senior living community we lease from SNH located in Florida which was added to the lease for that senior living community, and, as a result of this acquisition, our annual rent payable to SNH increased by $14 in accordance with the terms of such lease.

Senior Living Communities Leased from HCP. As of March 31, 2019, we leased four senior living communities under one lease with HCP, Inc., or HCP. This lease is also a “triple net” lease which requires that we pay all costs incurred in the operation of the communities, including the cost of insurance and real estate taxes, maintaining the communities, and indemnifying the landlord for any liability which may arise from the operations during the lease term. Our lease with HCP contains a minimum annual escalator of 2.0%, but not greater than 4.0%, depending on increases in certain cost of living indexes and expires on April 30, 2028 and includes one 10 year renewal option. Rent expense is recognized for actual rent paid plus or minus a straight line adjustment for the minimum lease escalators, which amount is not material to our condensed consolidated financial statements. The right of use asset balance has been decreased for the amount of accrued lease payments, which amounts are not material to our consolidated financial statements.

The following table is a summary of our leases with SNH and with HCP as of March 31, 2019:

					Future Minimum Rents for the Twelve Months Ending March 31,
	Number of Properties	Current Expiration Date	Remaining Renewal Options	Annual Minimum Rent as of March 31, 2019	2020	2021	2022	2023	2024	Thereafter	Total	IBR	Lease Liability (1)
1. Lease No. 1 for SNFs and independent and assisted living communities	82	December 31, 2024	Two 15-year renewal options.	$59,654	$59,654	$59,654	$59,654	$59,654	$59,654	$44,741	$343,011	4.53%	$301,522
2. Lease No. 2 for SNFs and independent and assisted living communities	47	June 30, 2026	Two 10-year renewal options.	67,725	67,725	67,725	67,725	67,725	67,725	152,382	491,007	4.64%	416,275
3. Lease No. 3 for independent and assisted living communities	17	December 31, 2028	Two 15-year renewal options.	36,340	36,340	36,340	36,340	36,340	36,340	172,614	354,314	4.6%	285,084
4. Lease No. 4 for SNFs and independent and assisted living communities	29	April 30, 2032	Two 15-year renewal options.	35,944	35,944	35,944	35,944	35,944	35,944	290,548	470,268	4.64%	352,119
5. Lease No. 5 for independent and assisted living communities	9	December 31, 2028	Two 15-year renewal options.	9,902	9,902	9,902	9,902	9,902	9,902	47,034	96,544	4.6%	77,680
6. One HCP lease	4	April 30, 2028	One 10-year renewal option.	2,760	2,811	2,867	2,924	2,983	3,043	13,066	27,694	4.6%	22,450
Totals	188			$212,325	$212,376	$212,432	$212,489	$212,548	$212,608	$720,385	$1,782,838		$1,455,130

(1)    Total lease liability does not include the lease liability related to our headquarters of $2,119.

Senior Living Communities Managed for the Account of SNH and its Related Entities. As of March 31, 2019 and 2018, we managed 76 and 72 senior living communities, respectively, for the account of SNH. We earned base management fees of $3,718 and $3,423 from the senior living communities we managed for the account of SNH for the three months ended March 31, 2019 and 2018, respectively. In addition, we earned fees for our management of capital expenditure projects at the communities we managed for the account of SNH of $195 and $128 for the three months ended March 31, 2019 and 2018, respectively. These amounts are included in management fee revenue in our condensed consolidated statements of operations. As further described in Note 13, pursuant to the Transaction Agreement, we and SNH have agreed to replace our long term

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

management and pooling agreements with new management agreements, subject to certain conditions and the receipt of various approvals.

In the first quarter of 2018, we sold two senior living communities pursuant to a transaction agreement we entered with SNH in November 2017 for an aggregate sales price of $41,917. These two senior living communities had an aggregate carrying value of $19,425, net of mortgage debt and premiums of $17,356, of which the principal amount of $16,776 was assumed by SNH. These transactions are accounted for in accordance with ASU No. 2014-09, in particular ASC Topic 610 and related ASUs, effective with the adoption of these new ASUs on January 1, 2018. Under these new ASUs, the income recognition for real estate sales is largely based on the transfer of control rather than continuing involvement in the ownership of the real estate. We recorded a gain of $5,684 for the three months ended March 31, 2018 as a result of the sale of these two senior living communities, which gain is included in loss (gain) on sale of senior living communities in our condensed consolidated statements of operations.

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

We also provide certain other services to residents at some of the senior living communities we manage for the account of SNH, such as rehabilitation services. At senior living communities we manage for the account of SNH where we provide rehabilitation services on an outpatient basis, the residents, third party payers or government programs pay us for those rehabilitation services. At senior living communities we manage for the account of SNH where we provide both inpatient and outpatient rehabilitation services, SNH generally pays us for these services and charges for such services are included in amounts charged to residents, third party payers or government programs. We earned revenues of $1,675 and $1,699 for the three months ended March 31, 2019 and 2018, respectively, for rehabilitation services we provided at senior living communities we manage for the account of SNH and that are payable by SNH. These amounts are included in senior living revenue in our condensed consolidated statements of operations.

In order to accommodate certain requirements of New York healthcare licensing laws, a part of the senior living community SNH owns, and we manage, located in Yonkers, New York is subleased by a subsidiary of SNH to D&R Yonkers LLC. As of March 31, 2019, D&R Yonkers LLC was owned by our Executive Vice President, Chief Financial Officer and Treasurer and by SNH’s former president and chief operating officer. We count the part of this senior living community that we manage for D&R Yonkers LLC and the part of this senior living community that we manage for the account of SNH as one senior living community. We earned management fees of $70 and $71 for the three months ended March 31, 2019 and 2018, respectively, under this management arrangement with D&R Yonkers LLC, which amounts are included in management fee revenue in our condensed consolidated statements of operations.

Note 10. Business Management Agreement with RMR LLC

The RMR Group LLC, or RMR LLC, provides us certain services that we require to operate our business and which relate to various aspects of our business. RMR LLC provides these services pursuant to a business management agreement. Pursuant to our business management agreement with RMR LLC, we incurred aggregate fees payable to RMR LLC of $2,293 and $2,257 for the three months ended March 31, 2019 and 2018, respectively. In addition, we incurred internal audit costs of $71 and $69 for the three months ended March 31, 2019 and 2018, respectively, that we reimbursed RMR LLC pursuant to our business management agreement. These amounts are included in general and administrative expenses in our condensed consolidated statements of operations. For further information about our relationship with RMR LLC, see our Annual Report.

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

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

SNH. SNH is currently one of our largest stockholders, owning, as of March 31, 2019, 4,235,000 of our common shares, or approximately 8.3% of our outstanding common shares. We lease from, and manage for the account of, SNH a majority of the senior living communities we operate. RMR LLC provides management services to both us and SNH and Adam D. Portnoy, one of our Managing Directors, also serves as a managing trustee of SNH. SNH’s executive officers are officers of RMR LLC. Our President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer are officers and employees of RMR LLC. On April 1, 2019, we entered into the Transaction Agreement with SNH, pursuant to which we agreed to modify our existing business arrangements with SNH, subject to certain conditions and the receipt of various approvals. See Notes 1, 9 and 13 for more information regarding our relationships, agreements and transactions with SNH and certain parties related to it and us.

RMR LLC. We have an agreement with RMR LLC to provide management services to us. See Note 10 for more information regarding our management agreement with RMR LLC.

ABP Trust. ABP Acquisition LLC, a subsidiary of ABP Trust is our largest stockholder, owning, as of March 31, 2019, 17,999,999 of our common shares, or approximately 35.4% of our outstanding common shares. Adam Portnoy, one of our Managing Directors, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of The RMR Group Inc., or RMR Inc.; RMR Inc. is the managing member of RMR LLC.

We lease our headquarters from another subsidiary of ABP Trust. Our rent expense for our headquarters, including utilities and real estate taxes that we pay as additional rent, was $520 and $464 for the three months ended March 31, 2019 and 2018, respectively. The adoption of Topic 842 resulted in the recognition of a lease liability and right of use asset, which amount was $2,119 as of March 31, 2019, with respect to our headquarters lease, using an IBR of 4.4%. The right of use asset balance has been decreased for the amount of accrued lease payments, which amounts are not material to our condensed consolidated financial statements.

AIC. We, ABP Trust, SNH and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC.

As of March 31, 2019 and December 31, 2018, our investment in AIC had a carrying value of $9,102 and $8,633, respectively. These amounts are presented as equity investment of an investee in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which amounts are presented as equity in earnings of an investee in our condensed consolidated statements of operations. Our other comprehensive income includes our proportionate part of unrealized gains (losses) on securities that are owned by AIC related to our investment in AIC.
Other. Pursuant to a separation agreement with Bruce J. Mackey Jr., our former President and Chief Executive Officer, we made a cash payment to him in the amount of $600 in January 2019. Additionally, we made the first of four, equal quarterly release payments of $138 to Mr. Mackey, in cash, in March 2019 and made monthly transition payments to him, in cash, totaling $30 for the three months ended March 31, 2019. RMR LLC paid 20% and we paid 80% of the release and transition payments to Mr. Mackey pursuant to his separation agreement. Mr. Mackey will continue to receive quarterly release payments and monthly transition payments until December 31, 2019, and we will pay 80% and RMR LLC will pay 20% of those payment amounts.
Pursuant to a separation agreement with R. Scott Herzig, our former Senior Vice President of Senior Living Operations, we made a cash payment to him in the amount of $510 on January 11, 2019.
For further information about these and other such relationships and certain other related person transactions, see our Annual Report.

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

As previously disclosed, in July 2017, as a result of our compliance program to review records related to our Medicare billing practices, we became aware of certain potential inadequate documentation and other issues at one of our leased SNFs. This compliance review was not initiated in response to any specific complaint or allegation, but was a review of the type that we periodically undertake to test our compliance with applicable Medicare billing rules. As a result of these discoveries, we made a voluntary disclosure of deficiencies to the U.S. Department of Health and Human Services Office of the Inspector General, or the OIG, pursuant to the OIG's Provider Self-Disclosure Protocol. We submitted supplemental disclosures related to this matter to the OIG in December 2017 and March 2018. At December 31, 2017, we accrued an estimated revenue reserve of $888 for historical Medicare payments we received and expect to repay as a result of these deficiencies, which amount we reduced to $759 in March 2018. The entire $759 reserve remained accrued and unpaid at March 31, 2019. In addition, at December 31, 2017, we recorded an aggregate $658 expense for additional costs we incurred as a result of this matter, including estimated OIG imposed penalties, which amount we reduced to $594 in March 2018, and thereafter recorded an additional expense of $55, $20 and $13 for further costs related to this matter for the three months ended March 31, 2018, June 30, 2018 and September 30, 2018, respectively. Our total costs incurred related to this matter at March 31, 2019, excluding revenue reserves, was $682, $559 of which remained accrued and unpaid at March 31, 2019.

Note 13.  Subsequent Events
In April 2019, we began managing for SNH’s account a senior living community that SNH owns located in Oregon with 318 living units, pursuant to a management agreement with SNH on terms substantially similar to those of existing management agreements between us and SNH.

The April 2019 Transaction Agreement with SNH. In April 2019, we entered into the Transaction Agreement. Among other things, the Transaction Agreement provides that, subject to approval by our stockholders of the Share Issuances (as defined below) and receipt of other required approvals, effective January 1, 2020 (or January 1, 2021 if extended under the Transaction Agreement), or the Conversion Time:

•
our five existing master leases with SNH for all of SNH's senior living communities that are leased by us, as well as our existing management agreements and pooling agreements with SNH for SNH's senior living communities that are operated by us, will be terminated and replaced, or the Conversion, with new management agreements for all of these senior living communities, or collectively, the New Management Agreements;

•
we will issue to SNH such number of our common shares as is necessary to cause SNH to own, when considered together with SNH's then owned common shares, approximately 34% of our then outstanding common shares, and SNH will declare a pro rata distribution to holders of its common shares of beneficial interest of the right to receive, and we will issue on a pro rata basis to such holders, a number of common shares which equals approximately 51% of our then outstanding common shares, or, together, the Share Issuances; the noted percentage ownership amounts are post-issuance, giving effect to the Share Issuances; and

•	as consideration for the Share Issuances, SNH will provide to us $75,000 of additional consideration, or, collectively with the Conversion and the Share Issuances, the Restructuring Transactions.

In accordance with ASC Topic 360, the senior living communities under the five existing master leases with SNH that will terminate, as described above, will meet the conditions to be classified as held for sale in reporting periods subsequent to our entry into the Transaction Agreement; however, as of March 31, 2019, we have not classified these senior living communities as held for sale.

Also pursuant to the Transaction Agreement: (1) commencing February 1, 2019 through December 31, 2019, the aggregate amount of monthly minimum rent payable to SNH by us under our master leases with SNH is $11,000, subject to adjustment and extension, and no additional rent is payable to SNH by us from such date to the Conversion Time; and (2) on April 1, 2019, SNH purchased from us approximately $50,000 of unencumbered Qualifying PP&E (as defined in the Transaction Agreement)

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

related to SNH's senior living communities leased and operated by us, which amount is subject to adjustment but will not exceed $60,000.
The Restructuring Transactions are subject to conditions, including, among others: (1) approval of the Share Issuances by at least a majority of the votes cast, in person or by proxy, by the holders of our outstanding common shares at any meeting of our stockholders held for that purpose, or the Stockholder Approval; (2) the receipt of all Required Licenses (as defined in the Transaction Agreement) and any other third party consent or approval required for the consummation of the Restructuring Transactions; (3) the effectiveness of the registration statement on Form S-1 to be filed by us with the Securities and Exchange Commission, or SEC, to register our common shares to be issued pursuant to the Share Issuances; and (4) approval by The Nasdaq Stock Market LLC, or Nasdaq, of the listing of our common shares to be issued pursuant to the Share Issuances, subject to official notice of issuance.
If any required approval (other than the Stockholder Approval) is not obtained by December 31, 2019, and the failure to obtain such approval is not the result of a breach or default by us under the Transaction Agreement, we and SNH have agreed to work in good faith to determine an alternative to allow the Restructuring Transactions to occur on January 1, 2020; provided SNH is not required to agree to any alternative that would adversely affect SNH's qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended. If we and SNH do not agree to any such alternative, and, as of January 1, 2020, the failure to obtain a required approval is the only remaining condition under the Transaction Agreement, the Conversion Time will be automatically extended to January 1, 2021.
If the Stockholder Approval is not obtained by December 31, 2019, and SNH does not elect to extend the Transaction Agreement, the Transaction Agreement will terminate, our existing master leases and management agreements and pooling agreements with SNH will remain in effect, and the amount of monthly minimum rent payable to SNH by us under our existing master leases with SNH will return to the rate provided for therein and additional rent again will be payable to SNH by us in accordance therewith. If the Stockholder Approval is obtained by December 31, 2019, our existing master leases with SNH will remain at $11,000 per month, subject to adjustment, regardless of whether the Transaction Agreement is extended and/or is terminated.
We have agreed to, within six months following the Conversion Time, expand our Board of Directors to add an Independent Director (as defined in our Bylaws) reasonably satisfactory to SNH. In addition, SNH and ABP Trust, on behalf of ABP Acquisition LLC, a wholly owned subsidiary of ABP Trust and our largest stockholder, have each agreed to vote all our common shares that SNH and ABP Trust beneficially own in favor of approval of the Share Issuances at any meeting of our stockholders held for that purpose, in the case of ABP Trust, pursuant to a voting agreement we entered into with ABP Trust on April 1, 2019, or the Voting Agreement.
Pursuant to the New Management Agreements, we will receive a management fee equal to 5% of the gross revenues realized at the applicable senior living communities plus reimbursement for our direct costs and expenses related to such communities, as well as an annual incentive fee equal to 15% of the amount by which the annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of all communities on a combined basis exceeds the target EBITDA for all communities on a combined basis for such calendar year, provided that in no event shall the incentive fee be greater than 1.5% of the gross revenues realized at all communities on a combined basis for such calendar year.
The New Management Agreements provide for 15 year terms, subject to our right to extend for two consecutive five year terms if we achieve certain performance targets for the combined managed communities portfolio. The New Management Agreements also provide SNH with the right to terminate the New Management Agreement for any community that does not earn 90% of the target EBITDA for such community for two consecutive calendar years or in any two of three consecutive calendar years, with the measurement period commencing January 1, 2021 (and the first termination not possible until the beginning of calendar year 2023), provided SNH may not in any calendar year terminate communities representing more than 20% of the combined revenues for all communities for the calendar year prior to such termination.
In connection with the Transaction Agreement, we entered into a credit agreement with SNH pursuant to which SNH extended to us a $25,000 line of credit, or the SNH credit facility. The SNH credit facility matures on January 1, 2020, or January 1, 2021 if the Conversion Time is extended pursuant to the Transaction Agreement. The SNH credit facility provides for interest to be paid on borrowed amounts at a rate of 6% per year and is secured by real estate mortgages on six senior living communities owned by certain of our subsidiaries that guarantee our obligations under the SNH credit facility, and certain personal property owned by those and certain other of our subsidiaries. The SNH credit facility provides for acceleration of payment of all

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

amounts outstanding under the SNH credit facility upon the occurrence and continuation of certain events of default, including a default by us under the Transaction Agreement and certain other agreements. The agreement governing the SNH credit facility contains covenants, including those that restrict our ability to incur debt or to pay dividends or make other distributions to our stockholders in certain circumstances.

In accordance with ASC Topic 855, Subsequent Events, and ASC Topic 842, the impact of the modification of our leases with SNH pursuant to the Transaction Agreement is not included in our condensed consolidated statement of operations or balance sheet as of and for the three months ended March 31, 2019, because the agreement was not effective until April 1, 2019. We incurred transaction costs of $7,675 related to the Transaction Agreement for the three months ended March 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report.

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

For the past few years, low capital costs appear to have encouraged increased senior living development, particularly in areas where existing senior living communities have historically experienced high occupancies. This has resulted in a significant number of new senior living communities being developed in recent years, although there are indications that the rate of newly started development has recently declined. The development activity has increased competitive pressures on us, particularly in certain of our geographic markets, and we expect these challenges to continue for at least the next few years. As recently developed senior living communities begin operations, we expect to have continuing challenges to maintain or increase occupancies and charges at our senior living communities. These challenges are currently negatively impacting our revenues, cash flows and results from operations and we expect these challenges to continue at least through the first quarter of 2020.

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

In addition, low unemployment in the United States combined with a competitive labor market and, in certain jurisdictions, legislation and regulations that increase minimum wages, are increasing our employment costs, including salaries, wages and benefits, such as health care benefit coverage, for our employees, which will increase our operating expenses and may negatively impact our financial results.

The senior living and healthcare industries are subject to extensive and frequently changing federal, state and local laws and regulations. These laws and regulations vary by jurisdiction but may address, among other things, licensure, personnel training, staffing ratios, types and quality of medical care, physical facility requirements, government healthcare program participation, the definition of "fraud and abuse", payment rates for resident services and confidentiality of patient records. We incur significant costs to comply with these laws and regulations and these laws and regulations may result in our having to repay payments we received for services we provided and to pay penalties, fines and interest, which amounts can be significant. See Note 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. For further information regarding government regulations and reimbursements, including possible changes and related legislative and other reform efforts, see "—Our Revenues" in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2019 TRANSACTION AGREEMENT WITH SNH
On April 1, 2019, we entered into the Transaction Agreement pursuant to which we and SNH agreed to modify our existing business arrangements. Pursuant to the Transaction Agreement, effective January 1, 2020 (or January 1, 2021 if extended under the Transaction Agreement), our existing leases, management agreements and pooling agreements with SNH will be terminated and replaced with new management agreements, we will issue our common shares to SNH and SNH’s shareholders, which, after giving effect to those issuances, will result in SNH owning approximately 34% and SNH’s shareholders owning approximately 51% of our then outstanding common shares, and at that time, SNH will pay us $75 million as consideration for such share issuances. Also pursuant to the Transaction Agreement, in addition to other transactions: (1) commencing February 1, 2019 through December 31, 2019, the aggregate amount of monthly minimum rent payable to SNH by us under our master leases is $11.0 million, subject to adjustment and extension, and no additional rent is payable to SNH by us from such date to the Conversion Time; (2) on April 1, 2019 SNH purchased from us approximately $50.0 million of unencumbered fixed assets and improvements related to SNH's senior living communities leased and operated by us, subject to adjustment; and (3) on April 1, 2019 we entered into the SNH credit facility, subject to a one year extension. These transactions are subject to conditions, including among others, the receipt of approval by our stockholders of the Share Issuances and certain regulatory approvals, as further described in Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We cannot be sure that any or all such conditions will be satisfied or that these transactions will be completed.
GOING CONCERN

We face increased competition across the senior living industry, including in specific markets in which we operate senior living communities. Medical advances and healthcare services also allow some potential residents to defer the time when they require the special services available at our communities. In addition, low unemployment in the United States combined with a competitive labor market within our industry are increasing our employment costs. These challenges have been negatively impacting our revenues, expenses, cash flows and results from operations, and we expect these challenges to continue at least through the first quarter of 2020. At March 31, 2019, we had an accumulated deficit of $258.4 million and we had incurred operating losses in each of the last three years. In addition, our credit facility is scheduled to expire on June 28, 2019, and we currently have $51.5 million of borrowings outstanding under that facility. These conditions raise substantial doubt about our ability to continue as a going concern. In addition, in its audit opinion on our consolidated financial statements as of, and for the year ending, December 31, 2018, our independent auditors, RSM US LLP, included a going concern qualification. Further, due to our operating and liquidity challenges, we face not being able to fund our operating and capital expenses or debt service obligations. In addition, due to these challenges we may need to reduce our capital and operating expenses, which may harm our competitive position, require us to make larger expenditures in the future for deferred maintenance and other costs and harm our business.

In order to address the operating and liquidity challenges we face, we entered into the Transaction Agreement and related agreements as further described in Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are also currently evaluating options to refinance our existing credit facility with unrelated lenders, which is scheduled to expire on June 28, 2019. We cannot be sure that we will obtain any renewed or restructured credit facility, and our ability to do so will likely depend on the lenders’ belief that our prospects, operating leverage and expected future operating results, including the potential impact of the agreed upon modifications of our existing business arrangements with SNH, will permit us to continue as a going concern and to fund our operations, capital investments and debt service and other obligations.

The Transaction Agreement and any renewed or restructured credit facility, if completed and obtained, may not result in our realizing improved operating results or liquidity and may not be sufficient to enable us to continue as a going concern.

RESULTS OF OPERATIONS

As of March 31, 2019, we have two operating segments: senior living communities and rehabilitation and wellness. In the senior living community segment, we operate for our own account or manage for the account of others independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. In the rehabilitation and wellness operating segment we provide therapy services, including physical, occupational, speech and other specialized therapy services, in the inpatient setting and in outpatient clinics. We have determined that our two operating segments meet the aggregation criteria as prescribed under FASB ASC Topic 280, Segment Reporting, and we have therefore determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

insurance company subsidiary, which participates in our workers’ compensation, professional and general liability and certain automobile insurance programs.

In November 2017, we entered a transaction agreement with SNH pursuant to which we agreed to sell six senior living communities to SNH for $104.4 million, including SNH’s assumption of approximately $33.5 million of mortgage debt principal secured by certain of these senior living communities, excluding closing costs. In December 2017, January 2018, February 2018 and June 2018, we sold to, and began managing for the account of, SNH these senior living communities and concurrently with those sales, we and SNH entered management agreements for each of these senior living communities and two new pooling arrangements with SNH. For more information regarding our leases and management agreements and other transactions with SNH, see Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Key Statistical Data For the Three Months Ended March 31, 2019 and 2018:
The following tables present a summary of our operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(dollars in thousands, except average monthly rate)	2019	2018	Change	%/bps Change
Senior living revenue	$276,935	$274,525	$2,410	0.9%
Management fee revenue	3,983	3,622	361	10.0%
Reimbursed costs incurred on behalf of managed communities	74,605	67,370	7,235	10.7%
Total revenues	355,523	345,517	10,006	2.9%
Senior living wages and benefits	(143,630)	(136,169)	7,461	5.5%
Other senior living operating expenses	(76,768)	(73,777)	2,991	4.1%
Costs incurred on behalf of managed communities	(74,605)	(67,370)	7,235	10.7%
Rent expense	(54,542)	(52,245)	2,297	4.4%
General and administrative expenses	(26,502)	(19,963)	6,539	32.8%
Depreciation and amortization expense	(8,165)	(8,860)	(695)	(7.8)%
Gain on sale of senior living communities	—	5,684	(5,684)	(100.0)%
Long lived asset impairment	(3,148)	—	3,148	100.0%
Interest, dividend and other income	156	167	(11)	(6.6)%
Interest and other expense	(906)	(703)	203	28.9%
Unrealized gain (loss) on equity investments	366	(50)	(416)	100.0%
Realized gain on sale of debt and equity investment, net of tax	92	32	60	187.5%
Provision for income taxes	(1,490)	(256)	(1,234)	482.0%
Equity in earnings of an investee, net of tax	404	44	360	818.2%
Net loss	$(33,215)	$(7,949)	$(25,266)	(317.9)%
Total number of communities (end of period):
Owned and leased communities	208	211	(3)	(1.4)%
Managed communities	76	72	4	5.6%
Number of total communities	284	283	1	0.4%
Total number of living units (end of period):
Owned and leased living units (1)	22,190	22,529	(339)	(1.5)%
Managed living units (1)	9,766	9,258	508	5.5%
Number of total living units (1)	31,956	31,787	169	0.5%

Owned and leased communities:
Occupancy % (1)(2)	82.9%	81.7%	n/a	120	bps
Average monthly rate (2)(3)	$4,818	$4,796	$22	0.5%
Percent of senior living revenue from Medicaid	12.6%	12.1%	n/a	50	bps
Percent of senior living revenue from Medicare	11.0%	11.6%	n/a	(60)	bps
Percent of senior living revenue from private and other sources	76.4%	76.3%	n/a	10	bps

(1) Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(2) Occupancy and average monthly rate for the three months ended March 31, 2018 include data for the senior living communities that were sold to SNH during such period as owned until the time of sale and as managed from the time of sale through the end of such period.
(3) Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues for senior living services divided by occupied units during the period, and multiplying it by 30 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable communities (senior living communities that we have operated continuously since January 1, 2018):

	Three Months Ended March 31,
(dollars in thousands, except average monthly rate)	2019	2018	Change	%/bps Change
Senior living revenue	$275,329	$270,894	$4,435	1.6%
Management fee revenue	3,467	3,410	57	1.7%
Senior living wages and benefits	142,540	134,316	(8,224)	6.1%
Other senior living operating expenses	76,595	73,153	(3,442)	4.7%
Total number of communities (end of period):
Owned and leased communities	208	208	—	—%
Managed communities	70	70	—	—%
Number of total communities	278	278	—	—%
Total number of living units (end of period):
Owned and leased living units (1)	22,190	22,281	(91)	(0.4)%
Managed living units (1)	9,059	9,043	16	0.2%
Number of total living units (1)	31,249	31,324	(75)	(0.2)%

Owned and leased communities (1):
Occupancy % (1)	82.9%	81.6%	n/a	130	bps
Average monthly rate (2)	$4,818	$4,799	$19	0.4%
Percent of senior living revenue from Medicaid	12.7%	11.8%	n/a	90	bps
Percent of senior living revenue from Medicare	10.6%	11.5%	n/a	(90)	bps
Percent of senior living revenue from private and other sources	76.7%	76.7%	n/a	—	bps

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
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
The following is a discussion of our operating results for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Senior living revenue. Senior living revenue for the three months ended March 31, 2019 increased approximately 0.9% compared to the same period in 2018 primarily due to an increase in occupancy and average monthly rates from residents who pay privately for services, as well as an increase in revenues from ancillary services, such as rehabilitation and wellness services, partially offset by the sale of four senior living communities to SNH, which we are currently managing for SNH's account, and the sale of one SNF to a third party during the first half of 2018. The 1.6% increase in senior living revenue at the communities that we have operated continuously since January 1, 2018 was primarily due to an increase in occupancy and average monthly rates to residents who pay privately for services.

Management fee revenue. Management fee revenue increased by 10.0% for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to an increase in the number of managed communities to 76 from 72 for the same period in 2018.

Reimbursed costs incurred on behalf of managed communities. Reimbursed costs incurred on behalf of managed communities increased by 10.7% for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to an increase in the number of managed communities to 76 from 72 for the same period in 2018.

Senior living wages and benefits. Senior living wages and benefits increased by 5.5% for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to annual wage increases, partially offset by a decrease in employee health insurance expenses and the sale of four senior living communities to SNH, which we are currently managing for SNH's account, and the sale of one SNF to a third party during the first half of 2018. The 6.1% increase in senior living wages and benefits at the communities that we have operated continuously since January 1, 2018 was primarily due to annual wage increases, partially offset by a decrease in employee health insurance expenses.

Other senior living operating expenses. Other senior living operating expenses, which include utilities, housekeeping, dietary, repairs and maintenance, insurance and community level administrative costs, increased by 4.1% for the three months ended

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2019 compared to the same period in 2018 primarily due to an increase in repairs and maintenance and certain consulting and other purchased services expenses, partially offset by the sale of four senior living communities to SNH, which we are currently managing for SNH's account, and the sale of one SNF to a third party during the first half of 2018. The 4.7% increase in other senior living operating expenses at the communities that we have operated continuously since January 1, 2018 was primarily due to an increase in repairs and maintenance and certain consulting and other purchased services expenses.

Rent expense. Rent expense increased by 4.4% for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to additional rent related to senior living community capital improvements we sold to SNH since January 1, 2018 pursuant to our leases with SNH. Pursuant to the Transaction Agreement, our rent payable to SNH was reduced by a total of approximately $14.4 million in aggregate for February and March 2019 and we did not pay that amount to SNH. However, because the Transaction Agreement was not entered into until April 1, 2019, our rent expense for the three months ended March 31, 2019 was not adjusted for the rent reduction for February and March 2019.

General and administrative expenses. General and administrative expenses increased by 32.8% for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to $7.7 million of transaction costs incurred in connection with the Transaction Agreement.

Depreciation and amortization expense. Depreciation and amortization expense decreased by 7.8% for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to the sale of four senior living communities to SNH, which we are currently managing for SNH's account, and the sale of one SNF to a third party during the first half of 2018, partially offset by capital expenditures we made at our owned and leased communities (net of our sales of capital improvements to SNH at our leased communities).

Gain on sale of senior living communities. A gain on sale of senior living communities of $5.7 million was recorded primarily in connection with our sale of two senior living communities to SNH during the first quarter of 2018.

Long lived asset impairment. For the three months ended March 31, 2019, we recorded non-cash charges for long lived asset impairment of $3.1 million to reduce the carrying value of certain of our long lived assets to their estimated fair values.

Interest, dividend and other income. Interest, dividend and other income decreased by 6.6% for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to lower investable cash and cash equivalents balances.

Interest and other expense. Interest and other expense increased by 28.9% for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to increased borrowings under our credit facility, partially offset by SNH's assumption of two mortgage notes in connection with our sale of three senior living communities during the first half of 2018.

Unrealized gain (loss) on equity investments. Unrealized gain (loss) on equity investments represents our unrealized gain (loss) on our equity investments.

Realized gain on sale of debt and equity investments, net of tax. Realized gain on sale of debt and equity investments represents our realized gain on investments, net of applicable taxes.

Provision for income taxes. For the three months ended March 31, 2019 and 2018, we recognized a provision for income taxes of $1.5 million and $0.3 million, respectively. The provision for income taxes for the three months ended March 31, 2019 is due to state income taxes, partially offset by the intraperiod tax allocation benefit related to unrealized gains on available for sale securities, and the provision for income taxes for the same period in 2018 is due to state income taxes.

Equity in earnings of an investee, net of tax. Equity in earnings of an investee represents our proportionate share of earnings from AIC.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, we had $49.7 million of unrestricted cash and cash equivalents and no availability for further borrowing under our credit facility.

Our principal sources of funds to meet operating and capital expenses and debt service obligations are cash flows from operating activities, unrestricted cash balances, borrowings under our credit facilities and proceeds from our sales to SNH of qualified capital improvements we may make to communities that we lease from SNH for increased rent pursuant to our leases

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

with SNH. As noted elsewhere, we have been experiencing substantial operating and liquidity challenges that raised a substantial doubt about our ability to continue as a going concern.

Based on our cash balance at March 31, 2019 and projected cash needs for the next 12 months, our management believes that we will need to increase our revenues, reduce our costs and/or pursue other transactions to be able to continue to fund our operating and capital requirements.

In order to address the operating and liquidity challenges we face, we entered into the Transaction Agreement. The transactions contemplated by the Transaction Agreement are subject to conditions, including among others, the receipt of approval by our stockholders of the Share Issuances and certain regulatory approvals. We are also currently evaluating options to refinance our existing credit facility with unrelated lenders, which is scheduled to expire on June 28, 2019. We cannot be sure that we will obtain any renewed or restructured credit facility, and our ability to do so will likely depend on the lenders’ belief that our prospects, operating leverage and expected future operating results, including the potential impact of the modifications of our existing business arrangements with SNH, will permit us to continue as a going concern and to fund our operations, capital investments and debt service and other obligations.

If the transactions contemplated by the Transaction Agreement are not completed and if we do not renew or restructure our credit facility, we do not expect to be able to fund our operating and capital expenses or debt service obligations. In addition, the Transaction Agreement and any renewed or restructured credit facility, if completed and obtained, may not result in our realizing improved operating results or liquidity and may not be sufficient to enable us to continue as a going concern.

For more information regarding our Transaction Agreement, our evaluation of options to refinance our credit facility, our operating and liquidity challenges and going concern, see Notes 1 and 13 to our condensed consolidated financial statements included in Part I, Item 1 and “—2019 Transaction Agreement with SNH” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Assets and Liabilities

At March 31, 2019, we had $49.7 million of unrestricted cash and cash equivalents compared to $29.5 million at December 31, 2018. Our total current and long term assets were $161.7 million and $1,702.4 million, respectively, at March 31, 2019 compared to $138.1 million and $267.6 million, respectively, at December 31, 2018.  Our total current and long term liabilities were $406.6 million and $1,352.0 million, respectively, at March 31, 2019 compared to $229.7 million and $104.8 million, respectively, at December 31, 2018. The increase in total current assets primarily relates to an increase in cash and cash equivalents, an increase in due from related persons because of timing differences in when payments were received and an increase in prepaid and other current assets due to timing differences in when our various insurance policies are renewed. The increase in long term assets is the result of recording right of use assets in connection with the adoption of ASU No. 2016-02. The increase in total current liabilities primarily relates to recording lease liabilities in connection with the adoption of ASU No. 2016-02, as well as an increase in accounts payable and accrued expenses due to timing differences in when payments were made and an increase in accrued compensation and benefits due to timing differences in when the pay dates prior to the end of each period occurred and in when the payment of other payroll items occurred, partially offset by a decrease in accrued real estate taxes due to timing differences in when real estate tax bills are assessed and paid and a decrease in other current liabilities due to the short term portion of our deferred gain related to our sale and leaseback transaction being recorded through retained earnings on January 1, 2019 in connection with the adoption of ASU No. 2016-02. The increase in long term liabilities is primarily due to the result of recording lease liabilities, partially offset by our deferred gain on sale and leaseback transaction being recorded through retained earnings on January 1, 2019, both of which were in connection with the adoption of ASU No. 2016-02.

We had cash flows provided by operating activities of $8.3 million for the three months ended March 31, 2019 compared to cash flows used in operating activities of $12.2 million for the same period in 2018. The increase in cash flows provided by operating activities for the three months ended March 31, 2019 compared to the same period in 2018 relates to the timing of payments made by us for payables and other accrued expenses and amounts received by us from related persons.

We had cash flows provided by investing activities of $11.7 million for the three months ended March 31, 2019 compared to $16.6 million for the same period in 2018. The decrease in cash flows provided by investing activities was primarily due to the $25.1 million of net proceeds received from the sale of four senior living communities to SNH during the first quarter of 2018. Acquisitions of property and equipment, net of sales of qualified improvements we made to SNH pursuant to our leases with SNH, were $(10.5) million and $9.6 million for the three months ended March 31, 2019 and 2018, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We had cash flows used in financing activities of $0.1 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively. The decrease in cash flows used in financing activities for the three months ended March 31, 2019 was primarily due to SNH's assumption of two mortgage notes in connection with our sale of three senior living communities to SNH during the first half of 2018.

Our Leases and Management Agreements with SNH

As of March 31, 2019, we leased 184 senior living communities from SNH under five leases. Our total annual rent payable to SNH as of March 31, 2019 was $209.6 million, excluding percentage rent based on increases in gross revenues at certain communities. Our total rent expense under all of our leases with SNH, which for 2018 was net of lease inducement amortization and the amortization of the deferred gain associated with the June 2016 sale and leaseback transaction, was $53.8 million and $51.5 million for the three months ended March 31, 2019 and 2018, respectively, which included approximately $1.5 million and $1.4 million in estimated percentage rent due to SNH for each of the three months ended March 31, 2019 and 2018, respectively. The Transaction Agreement we entered into with SNH on April 1, 2019, modified our existing business arrangements with SNH. Various aspects of that Transaction Agreement were, or will be, effective at different dates. Pursuant to the Transaction Agreement, among other matters, our monthly minimum rent payable to SNH is set at $11.0 million for the period from February 1, 2019 through December 31, 2019, subject to adjustment and possible extension. As the Transaction Agreement was not entered into until April 1, 2019, our rent expense for the three months ended March 31, 2019 was not adjusted for the rent reduction for February and March 2019 even though we did not pay, and are not obligated to pay, the prior rent amounts that were in excess of the modified amount. The transactions contemplated by the Transaction Agreement are subject to conditions, including among others, the receipt of our stockholder approval and certain regulatory approvals. For more information regarding our Transaction Agreement and the modifications to our existing business arrangements with SNH, see Notes 1 and 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “—2019 Transaction Agreement with SNH” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Under our existing leases with SNH, upon our request, SNH may purchase capital improvements made at the communities we lease from SNH. During the three months ended March 31, 2019, we sold to SNH $22.6 million of improvements made at the communities we lease from SNH. Pursuant to the Transaction Agreement, our monthly minimum rent payable to SNH is set at $11.0 million for the period from February 1, 2019 through December 31, 2019, subject to adjustment and possible extension; as a result, capital improvements that SNH purchases from us during that period will not result in an increase in our monthly minimum rent. The sales of capital improvements that we made to SNH for the three months ended March 31, 2019 occurred after February 1, 2019.

As of March 31, 2019, we managed 76 senior living communities for the account of SNH and its related entities pursuant to long term management agreements and pooling agreements that combine various calculations of revenues and expenses from the operations of the communities covered by the applicable pooling agreements. We earned management fees of $4.0 million and $3.6 million for the three months ended March 31, 2019 and 2018, respectively, from the senior living communities we manage for the account of SNH and its related entities. Included in these amounts were fees we earned for our management of capital expenditure projects at the communities we managed for the account of SNH of $0.2 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

In November 2017, we entered a transaction agreement with SNH pursuant to which we agreed to sell six senior living communities to SNH and, as we sold these communities, enter new management agreements with SNH for us to manage the sold communities for SNH's account, with the new management agreements being combined pursuant to two new pooling agreements between us and SNH. In December 2017, January 2018, February 2018 and June 2018, we sold to, and began managing for the account of, SNH these six senior living communities, and, concurrently with those sales, we and SNH entered management agreements for each of these senior living communities and two new pooling agreements.

In April 2019, we began managing for SNH’s account a senior living community that SNH owns located in Oregon with 318 living units, pursuant to a management agreement with SNH on terms substantially similar to those of existing management agreements between us and SNH.

For more information regarding our leases and management agreements and other transactions with SNH, see Notes 9 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and Notes 9, 11, 13 and 16 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Revenues

We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018. Our adoption of ASC Topic 606 did not result in an adjustment to our beginning retained earnings and did not have a material impact on the amount and timing of our revenue recognition for the three months ended March 31, 2019 or 2018.

Our revenues from services to residents at our senior living communities are our primary source of cash to fund our operating expenses, including rent, capital expenditures (net of capital improvements that we sell to SNH for increased rent pursuant to our leases with SNH) and principal and interest payments on our debt.

The general trends impacting our industry are affecting our business and revenues. For further information about those trends, see "—General Industry Trends" in Part I, Item 2 of this Quarterly Report on Form 10-Q.

At some of our senior living communities (principally our SNFs) and our rehabilitation and wellness clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation and wellness services. We derived approximately 23.6% and 23.7% of our consolidated revenues from these government funded programs during the three months ended March 31, 2019 and 2018, respectively. Our net Medicare revenues totaled $30.4 million and $31.8 million during the three months ended March 31, 2019 and 2018, respectively. Our net Medicaid revenues totaled $34.9 million and $33.1 million during the three months ended March 31, 2019 and 2018, respectively.

On January 24, 2019, the Medicaid Extenders Act of 2019, or the Medicaid Extenders Act, was signed into law. The Medicaid Extenders Act provides for additional short-term funding for the 2005 Money Follows the Person grants for Medicaid recipients who prefer to receive home-based care rather than care in institutions such as SNFs. The grants had previously been expanded by the Affordable Care Act, but federal funding expired in 2016 and most states had exhausted their funding by 2018. Money Follows the Person is intended to increase home-based services and decrease institutionally-based services by allowing Medicaid recipients to receive long-term care services in the setting of their choice. The Medicaid Extenders Act also reinstates protections for assets and income of spouses of Medicaid recipients who receive home-based care services.
On March 15, 2019, the Medicare Payment Advisory Commission, or MedPAC, issued its annual recommendations to Congress on updates to Medicare fee-for-service payment system rates. Congress may consider but is not required to incorporate MedPAC recommendations into legislation. In the report, MedPAC continued to call for implementation of a unified prospective payment system for all post-acute care providers, but noted that the implementation of changes to SNF reimbursement (discussed below) as a positive development. MedPAC also called for a $2 billion reduction in payments to SNF providers based on the upcoming reimbursement changes.
On October 1, 2019, changes to Medicare’s payment system for SNFs are scheduled to go into effect. The new system, called the Patient-Driven Payment Model, or PDPM, will eliminate the relationship between total minutes of rehabilitation and therapy services provided to patients and payment. Instead, therapy reimbursement will be linked to patient diagnoses with higher reimbursements being provided to higher-acuity patients. As a result, initial patient assessments, including obtaining full clinical documentation from hospitals and accurately applying ICD-10 coding to reflect a patient’s full clinical status, will become increasingly important factors in reimbursement.
With regard to Medicaid, in an update to PDPM guidance issued on April 4, 2019, CMS will permit states to continue reimbursement based on the state’s previous Medicaid SNF payment system, rather than requiring conversion to PDPM by October 1, 2020.

On April 19, 2019, CMS issued its fiscal year 2020 proposed rule for SNFs. CMS is proposing a $887 billion (or 2.5%) market basket increase for fiscal year 2020. In addition, CMS has proposed additional flexibility regarding the definition of group therapy performed in a SNF setting in order to align the definition with other post-acute settings and to create future opportunities for site-neutral payments. Previously, a group had been defined as having exactly four patients. Under the new definition, a group may have between two and six patients. Finally, CMS proposed two new quality measures related to data exchange between SNFs and other providers for inclusion in the SNF Quality Reporting Program.

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

For further information regarding government healthcare funding and regulation and the possible impact on us and our business, revenues and operations, see the sections captioned “Business—Government Regulation and Reimbursement” in Part I, Item I and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues” in Part II, Item 7 of our Annual Report.

Insurance

Increases over time in the costs of insurance, especially professional and general liability insurance, workers’ compensation and employee health insurance, have had an adverse impact upon our results of operations. Although we self insure a large portion of these costs, our costs have increased as a result of the higher costs that we incur to settle claims and to purchase insurance for claims in excess of the self insurance amounts. These increased costs may continue in the future. We, ABP Trust and other companies to which RMR LLC provides management services are the shareholders of an insurance company which has designed and reinsured in part a combined property insurance program in which we and the other shareholders participate. For more information about our existing insurance see “Business—Insurance” in Part I, Item I of our Annual Report.

Debt Financings and Covenants

The aggregate amount of the commitments under our credit facility is $54.0 million and the stated maturity date of our credit facility is June 28, 2019. Our credit agreement requires us to pay interest at a rate based on, at our option, LIBOR or a base rate, plus a premium, or 4.99% and 7.00%, respectively, per annum as of March 31, 2019, on outstanding borrowings under our credit facility. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the available borrowings under our credit facility. No principal repayment is due until maturity.

Our credit facility is secured by real estate mortgages on 10 senior living communities with a combined 1,219 living units owned by certain of our subsidiaries that guarantee our obligations under our credit facility. Our credit facility is also secured by these subsidiaries’ accounts receivable and related collateral. The amount of available borrowings under our credit facility is subject to our having qualified collateral, which is primarily based on the value of the communities securing our obligations under our credit facility. Our credit facility provides for acceleration of payment of all amounts outstanding under our credit facility upon the occurrence and continuation of certain events of default, including a change of control of us, as defined. Our credit agreement contains financial and other covenants, including those that restrict our ability to pay dividends or make other distributions to our stockholders in certain circumstances.

As of March 31, 2019, we had $51.5 million outstanding borrowings under our credit facility, $2.5 million in letters of credit issued under our credit facility and approximately $7.8 million of outstanding mortgage debt. As of March 31, 2019, we believe we were in compliance with all applicable covenants under our debt agreements. We are currently evaluating options to refinance our existing credit facility, which is scheduled to expire on June 28, 2019. We cannot be sure that we will obtain any renewed or restructured credit facility, and our ability to do so will likely depend on the lenders’ belief that our prospects, operating leverage, including the potential impact of the modifications of our existing business arrangements with SNH as further described in Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and expected future operating results will permit us to continue as a going concern and to fund our operations, capital investments and debt service and other obligations.

Pursuant to the Transaction Agreement, on April 1, 2019, we obtained a $25.0 million line of credit from SNH. For further information regarding this line of credit, see Note 13 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For more information regarding our debt financings and covenants, see Note 8 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Related Person Transactions
We have relationships and historical and continuing transactions with SNH, RMR LLC, ABP Trust, AIC and others related to them. For example: SNH is our former parent company, our largest landlord, the owner of the senior living communities that we manage and a significant stockholder of us, owning as of March 31, 2019, 8.3% of our outstanding common shares, and with which we have entered the Transaction Agreement, which provides for modifications for our existing business arrangements with SNH; various services we require to operate our business are provided to us by RMR LLC pursuant to our

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

business management agreement with RMR LLC and RMR LLC also provides management services to SNH; RMR LLC employs our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer; Adam Portnoy, one of our Managing Directors, directly and indirectly through ABP Trust and its subsidiaries, is our largest stockholder, beneficially owning approximately 35.4% of our outstanding common shares as of March 31, 2019; a subsidiary of ABP Trust is also the landlord for our headquarters; and Adam Portnoy, through ABP Trust, is also the controlling shareholder of RMR Inc., which is the managing member of RMR LLC. We have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and some of which have directors, trustees or officers who are also directors, trustees or officers of us, SNH, RMR LLC or RMR Inc., including: D&R Yonkers LLC, which is owned by our Executive Vice President, Chief Financial Officer and Treasurer and SNH’s former president and chief operating officer as of March 31, 2019 and to which we provide management services; and AIC, of which we, ABP Trust, SNH and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and insures or reinsures in part a combined property insurance program for us and its six other shareholders.
For further information about these and other such relationships and related person transactions, see Notes 9, 10, 11 and 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our 2018 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business management agreement with RMR LLC, our various agreements with SNH, our lease and other agreements with subsidiaries of ABP Trust and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Nasdaq Listing

As previously disclosed, on October 22, 2018, we received a notification letter from Nasdaq informing us that, for the last 30 consecutive business days, the bid price of our common shares had closed below $1.00 per common share, which is the minimum required closing bid price for continued listing on Nasdaq pursuant to the Nasdaq listing rules. We had a 180 calendar day grace period to regain compliance with the minimum bid price continued listing standard. To regain compliance, the closing bid price of our common shares must meet or exceed $1.00 per common share for a minimum of 10 consecutive business days.

Nasdaq recently granted us a second 180 calendar day grace period, or until October 21, 2019, to regain compliance with the minimum bid price continued listing standard. If we do not regain compliance within the second grace period, Nasdaq will provide notice that our common shares will be subject to delisting.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, "will", "may" and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:

•	Our ability to continue as a going concern,

•	Our ability to complete the transactions contemplated by the transaction agreement we entered into with SNH in April 2019,

•	Our ability to operate our senior living communities profitably,

•	Our ability to renew or restructure our revolving credit facility with unrelated lenders that provides us with sufficient financing on satisfactory terms,

•	Our ability to meet our rent and debt obligations or obtain relief from those obligations,

•	Our ability to access or raise debt or equity capital,

•	Our expectation to focus our expansion activities on internal growth from our existing senior living communities and the healthcare services that we may provide,

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

Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, cash flows, liquidity and prospects include, but are not limited to:

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

•
Changes in Medicare or Medicaid policies and regulations, including those that may result from the ACA, or the possible future repeal, replacement or modification of the ACA, and other existing or proposed legislation or regulations, which could result in reduced Medicare or Medicaid rates, a failure of such rates to cover our costs or limit the scope or funding of either or both programs, or reductions in private insurance utilization and coverage,

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

For example:

•
We entered into the Transaction Agreement to modify our existing business arrangements with SNH, and certain of the transactions contemplated by the Transaction Agreement are expected to be effective January 1, 2020. These transactions are subject to conditions, including, among others, the receipt of approval by our stockholders and certain licensing and other regulatory approvals. We cannot be sure that any or all of such conditions will be satisfied. Accordingly, these transactions may not become effective as of January 1, 2020 or at all, or the terms of such transactions may change,

•
The Shares Issuances will require approval by our stockholders, and the effectiveness of a registration statement on Form S-1 to be filed by us with the SEC to register our common shares to be issued pursuant to the Share Issuances. The process of preparing the Form S-1 is time consuming and the time before the SEC declares the registration statement effective is beyond our control. Accordingly, we cannot be sure that the Transaction Agreement and the restructuring transactions will be completed within a specified time period or at all,

•
If our stockholders fail to approve the Share Issuances by December 31, 2019, the Transaction Agreement will terminate, including the current rent reductions, and our existing master leases and management agreements and pooling agreements with SNH will remain in effect. If that occurs, we do not expect to be able to fund our operating and capital expenses or debt service obligations, and we may not then be able to continue as a going concern,

•
Our credit facility with unrelated lenders matures on June 28, 2019, and we are currently evaluating options to renew or restructure that credit facility. We may be unable to repay amounts outstanding on our credit facility at that time or to refinance our credit facility or obtain additional debt financing,

•
Our ability to operate senior living communities profitably depends upon many factors, including our ability to integrate new communities into our existing operations, as well as some factors which are beyond our control, such as the demand for our services arising from economic conditions generally and competition from other providers of senior living services. We may not be able to successfully integrate, operate, compete and profitably manage our senior living communities,

•
We expect to enter additional operating arrangements with SNH for additional senior living communities that SNH owns or may acquire in the future. However, we cannot be sure that we will enter any additional operating arrangements with SNH,

•
Our belief that the aging of the U.S. population and increasing life spans of seniors will increase demand for senior living communities and services may not be realized or may not result in increased demand for our services,

•	Our marketing initiatives may not succeed in increasing our occupancy and revenues, and they may cost more than any increased revenues they may generate,

•
At March 31, 2019, we had $49.7 of unrestricted cash and cash equivalents. In addition, we have sold improvements to SNH in the past and expect to request to sell additional improvements to SNH for increased rent pursuant to our leases with SNH. These statements may imply that we may have sufficient cash liquidity. However, we have been incurring operating losses and have a large accumulated deficit. Moreover, our operations and business require significant amounts of working cash and require us to make significant capital expenditures to maintain our competitiveness. Accordingly, we may not have sufficient cash liquidity,

•
Circumstances that adversely affect the ability of seniors or their families to pay for our services, such as economic downturns, weakening housing market conditions, higher levels of unemployment among our residents' or potential residents' family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics generally could affect the profitability of our senior living communities,

•
Residents who pay for our services with their private resources may become unable to afford our services, resulting in decreased occupancy and decreased revenues at our senior living communities and our increased reliance on lower rates from government agencies and other payers,

•
The various federal and state government agencies which pay us for the services we provide to some of our residents are currently experiencing budgetary constraints and may lower the Medicare, Medicaid and other rates they pay us,

•	We may be unable to repay our debt obligations when they become due,

•	Actual costs under our credit facility will be higher than LIBOR plus a premium because of other fees and expenses associated with our credit facility,

•
In December 2017, we submitted a final supplemental disclosure to the OIG, regarding our voluntary disclosure of certain documentation deficiencies related to Medicare records and other matters at one of our SNFs. Although we have accrued an estimated revenue reserve for historical Medicare payments we expect to repay and we have accrued an estimated reserve for additional associated costs we have incurred or expect to incur, including OIG imposed penalties, we cannot be sure that our reserves will be adequate to cover the final repayment obligations we are finally determined to owe or any additional associated costs. Also, other deficiencies may be discovered that could increase our liability to the OIG and the associated costs,

•
Our actions and approach to managing our insurance costs, including our operating an offshore captive insurance company and self insuring with respect to certain liability matters, may not be successful and could result in our incurring significant costs and liabilities that we will be responsible for funding,

•
Contingencies in our and SNH’s applicable acquisition and sale agreements may not be satisfied and our and SNH’s applicable pending acquisitions and sales and any related leases, management or pooling arrangements we may expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,

•	We may be unable to meet collateral requirements related to our workers’ compensation insurance program for future policy years, which may result in increased costs for such insurance program,

•	We may not be able to sell communities that we may seek to sell on terms acceptable to us or otherwise,

•
We are not currently in compliance with the minimum bid price continued listing standard of Nasdaq and we cannot be sure that we will be able to regain and/or maintain compliance with this listing standard or that we will otherwise be in compliance with other Nasdaq listing standards, which could result in the delisting of our common shares from Nasdaq,

•
We believe that our relationships with our related parties, including SNH, RMR LLC, ABP Trust, AIC and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and

•
Our senior living communities are subject to extensive government regulation, licensure and oversight. We sometimes experience deficiencies in the operation of our senior living communities, and some of our communities may be prohibited from admitting new residents, or our license to continue operations at a community may be revoked. Also, operating deficiencies or a license revocation at one or more of our senior living communities may have an adverse impact on our ability to operate, obtain licenses for, or attract residents to, our other communities.

Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as acts of terrorism, natural disasters, changed Medicare or Medicaid rates, new legislation, regulations or rule making affecting our business, or changes in capital markets or the economy generally.

The information contained elsewhere in this Quarterly Report on 10-Q or in our other filings with the SEC, including under the caption “Risk Factors”, or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our filings with the SEC are available on the SEC’s website at www.sec.gov.

You should not place undue reliance upon our forward-looking statements.

Except as required by law, we do not intend to update or change any forward-looking statements as a result of new information, future events or otherwise.

PART II.  Other Information

Item 1. Legal Proceedings

There have been no material developments in our legal proceedings from those disclosed in our Annual Report.

Item 1A. Risk Factors

There have been no material changes to the risk factors from those we previously disclosed in our Annual Report.

Item 5. Other Information

On May 2, 2019, our Board of Directors elected Jeffrey C. Leer as our Executive Vice President, Chief Financial Officer and Treasurer effective June 1, 2019. Mr. Leer, age 39, has held various positions with our manager, RMR LLC, since February 2013, and currently serves as a Senior Vice President responsible for the day to day oversight of the accounting and finance support functions of RMR LLC and its various affiliates. Mr. Leer has served as the Chief Financial Officer and Treasurer of Office Properties Income Trust, a real estate investment trust managed by RMR LLC that owns office buildings primarily leased to single tenants and those with high credit quality characteristics such as government entities, since January 2019. Prior to joining RMR LLC, Mr. Leer held various accounting and finance positions at several multi-national public companies, including Dell Technologies, Whole Foods Market and Boston Scientific. In addition, he practiced for several years in public accounting. Mr. Leer is a certified public accountant.

The Compensation Committee of our Board of Directors, or our Compensation Committee, set Mr. Leer’s annual base salary at $260,000, effective June 1, 2019. Mr. Leer will be eligible for bonuses and share awards in amounts to be determined in the discretion of our Compensation Committee.

In addition to receiving compensation payable by us, Mr. Leer receives separate compensation for services to RMR LLC and equity compensation from certain companies for which RMR LLC provides management services. Mr. Leer will continue to serve as a Senior Vice President of RMR LLC. Mr. Leer has advised us that he has no arrangement or understanding with any other person pursuant to which he was elected as an officer, and Mr. Leer has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K. Mr. Leer does not have a family relationship with any member of our Board of Directors or any of our executive officers.

Mr. Leer will replace Richard A. Doyle, our current Executive Vice President, Chief Financial Officer and Treasurer. Mr. Doyle will be stepping down from those positions, effective May 31, 2019.

In connection with Mr. Doyle stepping down as our Executive Vice President, Chief Financial Officer and Treasurer, we entered into a letter agreement with Mr. Doyle and RMR LLC, dated May 2, 2019. Pursuant to the letter agreement, Mr. Doyle will continue to serve as our Executive Vice President, Chief Financial Officer and Treasurer through May 31, 2019, and thereafter through December 31, 2019, if not earlier accelerated, or the separation date, as our non-executive employee in order to continue to assist in transitioning his duties and responsibilities to his successor. Under the letter agreement, Mr. Doyle will receive transition payments at the rate of $10,000 per month from May 31, 2019 until the separation date, and, subject to Mr. Doyle signing a customary release, release payments in the aggregate amount of $650,000. RMR LLC will pay 20% and we will pay 80% of the transition payments and release payments payable to Mr. Doyle pursuant to the letter agreement. Pursuant to the letter agreement, the vesting of any shares of our common stock previously granted to Mr. Doyle under our equity compensation plan that remain unvested will be accelerated upon the separation date, and Mr. Doyle will not receive any additional share awards from us. In addition pursuant to the letter agreement, RMR LLC will recommend to the boards of certain companies for which RMR LLC provides management services that any share awards previously granted to Mr. Doyle that remain unvested be accelerated upon the separation date. Also pursuant to the letter agreement and in accordance with applicable law, Mr. Doyle may revoke certain provisions of the letter agreement until May 9, 2019, in which event Mr. Doyle would not be entitled to any of the release payments and benefits set forth in the letter agreement.

Mr. Doyle’s letter agreement contains other terms and conditions, including cooperation, confidentiality, non-solicitation and other covenants, and a waiver and release. Mr. Doyle’s letter agreement also contains certain terms relating to RMR LLC and other companies to which RMR LLC or its affiliate provides management services.

A copy of the letter agreement is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

We have relationships and historical and continuing transactions with RMR LLC and others related to them. For information about these and other such relationships and related person transactions, see Notes 9, 10, 11 and 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business management agreement with RMR LLC, are available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov.

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

10.1	Letter Agreement, dated as of March 11, 2019, between the Company and Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 11, 2019.)
10.2	Transaction Agreement, dated as of April 1, 2019, between the Company and Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 1, 2019.)
10.3
Credit Agreement, dated as of April 1, 2019, among Senior Housing Properties Trust, the Company and the guarantors party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 1, 2019.)

10.4	Voting Agreement, dated as of April 1, 2019, between the Company and ABP Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 1, 2019.)
10.5	Letter Agreement, dated as of May 2, 2019, between the Company and Richard A. Doyle. (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE STAR SENIOR LIVING INC.
/s/ Katherine E. Potter
Katherine E. Potter
President and Chief Executive Officer
Dated: May 8, 2019

/s/ Richard A. Doyle
Richard A. Doyle
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: May 8, 2019