Form 10-Q
period 2019-06-30
FIVE STAR SENIOR LIVING INC.
filed 2019-08-07
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐ No   ☒

Number of registrant’s shares of common stock, $.01 par value, outstanding as of August 6, 2019:  50,865,892.

FIVE STAR SENIOR LIVING INC.
FORM 10-Q
JUNE 30, 2019

References in this Quarterly Report on Form 10-Q to "the Company", "Five Star", "we", "us" or "our" include Five Star Senior Living Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.   Financial Information
Item 1.  Condensed Consolidated Financial Statements

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$35,500	$29,512
Accounts receivable, net of allowance of $3,998 and $3,422 at June 30, 2019 and December 31, 2018, respectively	36,619	37,758
Due from related persons	3,698	7,855
Investments, of which $12,008 and $11,285 are restricted at June 30, 2019 and December 31, 2018, respectively	21,275	20,179
Restricted cash	23,880	19,720
Prepaid expenses and other current assets	20,844	23,029
Assets held for sale	11,218	—
Total current assets	153,034	138,053

Property and equipment, net	165,382	243,873
Equity investment of an investee	9,303	8,633
Restricted cash	1,029	923
Restricted investments	6,267	8,073
Right of use assets	909,267	—
Other long term assets	5,739	6,069
Total assets	$1,250,021	$405,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$51,484
Accounts payable and accrued expenses	65,961	69,667
Current portion of lease liabilities	94,368	—
Accrued compensation and benefits	41,810	35,421
Due to related persons	18,359	18,883
Mortgage notes payable	350	339
Accrued real estate taxes	1,777	12,959
Security deposits and current portion of continuing care contracts	766	3,468
Other current liabilities	34,089	37,472
Liabilities held for sale	12,615	—
Total current liabilities	270,095	229,693

Long term liabilities:
Mortgage notes payable	7,355	7,533
Long term portion of lease liabilities	829,956	—
Accrued self insurance obligations	31,148	33,030
Deferred gain on sale and leaseback transaction	—	59,478
Other long term liabilities	1,721	4,721
Total long term liabilities	870,180	104,762

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01: 75,000,000 shares authorized, 50,865,892 and 50,853,452 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	508	508
Additional paid in capital	361,777	361,555
Accumulated deficit	(254,197)	(292,636)
Accumulated other comprehensive income	1,658	1,742
Total shareholders’ equity	109,746	71,169
	$1,250,021	$405,624
The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Senior living revenue	$274,496	$270,882	$551,431	$545,407
Management fee revenue	4,024	3,777	8,007	7,399
Reimbursed costs incurred on behalf of managed communities	77,219	68,439	151,824	135,809
Total revenues	355,739	343,098	711,262	688,615

Operating expenses:
Senior living wages and benefits	145,249	140,713	288,879	276,882
Other senior living operating expenses	72,576	75,764	149,344	149,541
Costs incurred on behalf of managed communities	77,219	68,439	151,824	135,809
Rent expense	33,262	52,113	87,804	104,358
General and administrative expenses	20,548	18,477	47,050	38,440
Depreciation and amortization expense	2,941	8,977	11,106	17,837
Loss (gain) on sale of senior living communities	101	(1,509)	101	(7,193)
Long lived asset impairment	112	365	3,260	365
Total operating expenses	352,008	363,339	739,368	716,039

Operating income (loss)	3,731	(20,241)	(28,106)	(27,424)

Interest, dividend and other income	415	218	571	385
Interest and other expense	(906)	(604)	(1,812)	(1,307)
Unrealized (loss) gain on equity investments	(38)	44	328	(6)
Realized gain (loss) on sale of debt and equity investments, net of tax	144	(42)	236	(10)

Income (loss) before income taxes and equity in earnings of an investee	3,346	(20,625)	(28,783)	(28,362)
Benefit (provision) for income taxes	705	(281)	(785)	(537)
Equity in earnings of an investee, net of tax	130	12	534	56
Net income (loss)	$4,181	$(20,894)	$(29,034)	$(28,843)

Weighted average shares outstanding—basic	50,067	49,653	50,054	49,624

Weighted average shares outstanding—diluted	51,422	49,653	50,054	49,624

Net income (loss) per share—basic	$0.08	$(0.42)	$(0.58)	$(0.58)

Net income (loss) per share—diluted	$0.08	$(0.42)	$(0.58)	$(0.58)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income (loss)	$4,181	$(20,894)	$(29,034)	$(28,843)
Other comprehensive income:
Unrealized loss on investments, net of tax	(16)	(43)	(221)	(440)
Equity in unrealized gain (loss) of an investee, net of tax	71	10	136	(83)
Realized (gain) loss on investments reclassified and included in net income (loss), net of tax	(3)	70	1	67
Other comprehensive income (loss)	52	37	(84)	(456)
Comprehensive income (loss)	$4,233	$(20,857)	$(29,118)	$(29,299)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three and Six Months Ended June 30, 2019
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2018	50,853,452	$508	$361,555	$(292,636)	$1,742	$71,169
Comprehensive loss:
Net loss	—	—	—	(33,215)	—	(33,215)
Unrealized loss on investments, net of tax	—	—	—	—	(205)	(205)
Realized loss on investments reclassified and included in net loss, net of tax	—	—	—	—	4	4
Equity in unrealized gain of an investee, net of tax	—	—	—	—	65	65
Total comprehensive loss	—	—	—	(33,215)	(136)	(33,351)
Cumulative effect adjustment to beginning retained earnings in connection with the adoption of FASB ASU No. 2016-02	—	—	—	67,473	—	67,473
Grants under share award plan and share based compensation	—	—	97	—	—	97
Repurchases and forfeitures under share award plan	(10,420)	—	—	—	—	—
Balance at March 31, 2019	50,843,032	$508	$361,652	$(258,378)	$1,606	$105,388
Comprehensive income:
Net income	—	—	—	4,181	—	$4,181
Unrealized loss on investments, net of tax	—	—	—	—	(16)	(16)
Realized gain on investments reclassified and included in net income, net of tax	—	—	—	—	(3)	(3)
Equity in unrealized gain of an investee, net of tax	—	—	—	—	71	71
Total comprehensive income	—	—	—	4,181	52	4,233
Grants under share award plan and share based compensation	62,500	—	123	—	—	123
Repurchases and forfeitures under share award plan	(39,640)	—	2	—	—	2
Balance at June 30, 2019	50,865,892	$508	$361,777	$(254,197)	$1,658	$109,746

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three and Six Months Ended June 30, 2018
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2017	50,524,424	$505	$360,942	$(220,489)	$4,036	$144,994
Comprehensive loss:
Cumulative effect of reclassification of unrealized gain on equity investments in connection with the adoption of FASB ASU No. 2016-01	—	—	—	1,947	(1,947)	—
Net loss	—	—	—	(7,949)	—	(7,949)
Unrealized loss on investments, net of tax	—	—	—	—	(397)	(397)
Realized gain on investments reclassified and included in net loss, net of tax	—	—	—	—	(3)	(3)
Equity in unrealized gain of an investee, net of tax	—	—	—	—	(93)	(93)
Total comprehensive loss	—	—	—	(6,002)	(2,440)	(8,442)
Grants under share award plan and share based compensation	12,500	—	211	—	—	211
Balance at March 31, 2018	50,536,924	$505	$361,153	$(226,491)	$1,596	$136,763
Comprehensive loss:
Net loss	—	—	—	(20,894)	—	(20,894)
Unrealized loss on investments, net of tax	—	—	—	—	(43)	(43)
Realized gain on investments reclassified and included in net loss, net of tax	—	—	—	—	70	70
Equity in unrealized gain of an investee, net of tax	—	—	—	—	10	10
Total comprehensive loss	—	—	—	(20,894)	37	(20,857)
Grants under share award plan and share based compensation	62,500	1	72	—	—	73
Repurchases and forfeitures under share award plan	(11,340)	—	207	—	—	207
Balance at June 30, 2018	50,588,084	$506	$361,432	$(247,385)	$1,633	$116,186

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(29,034)	$(28,843)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	11,106	17,837
Loss (gain) on sale of senior living communities	101	(7,193)
Unrealized (gain) loss on equity securities	(328)	6
Realized (gain) loss on sale of debt and equity investments	(236)	10
Loss on disposal of property and equipment	86	209
Long lived asset impairment	3,260	365
Equity in earnings of an investee, net of tax	(534)	(56)
Stock based compensation	222	491
Provision for losses on receivables	2,092	2,637
Amortization of non-cash rent adjustments	(472)	(3,305)
Other noncash expense adjustments, net	62	96
Changes in assets and liabilities:
Accounts receivable	(953)	187
Prepaid expenses and other assets	3,110	4,766
Accounts payable and accrued expenses	(5,123)	(11,165)
Accrued compensation and benefits	6,389	2,742
Due from (to) related persons, net	16,486	(1,798)
Other current and long term liabilities	293	(302)
Cash provided by (used in) operating activities	6,527	(23,316)

Cash flows from investing activities:
Acquisition of property and equipment	(24,427)	(23,680)
Purchases of investments	(2,234)	(2,682)
Proceeds from sale of property and equipment	78,920	8,529
Proceeds from sale of communities	—	31,853
Proceeds from sale of investments	4,446	4,981
Cash provided by investing activities	56,705	19,001

Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	—	5,000
Repayments of borrowings on revolving credit facility	(51,484)	(5,000)
Repayments of mortgage notes payable	(181)	(343)
Payment of deferred financing fees	(1,271)	—
Cash used in financing activities	(52,936)	(343)

Change in cash and cash equivalents and restricted cash	10,296	(4,658)
Cash and cash equivalents and restricted cash at beginning of period	50,155	48,478
Cash and cash equivalents and restricted cash at end of period	$60,451	$43,820

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$35,500	$22,137
Restricted cash	24,909	21,683
Restricted cash presented in assets held for sale	42	—
Cash and cash equivalents and restricted cash at end of period	$60,451	$43,820

Supplemental cash flow information:
Cash paid for interest	$1,565	$1,002
Cash (received) paid for income taxes, net	$(1,491)	$348

Non-cash activities:
Initial recognition of right of use assets	$1,478,958	$—
Initial recognition of lease liabilities	$1,478,958	$—
Real estate sale	$—	$33,364
Mortgage notes assumed by purchaser in real estate sale	$—	$33,364

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs. As of June 30, 2019, we operated 282 senior living communities located in 33 states with 31,996 living units, including 256 primarily independent and assisted living communities with 29,768 living units and 26 SNFs with 2,228 living units. As of June 30, 2019, we owned and operated 20 of these senior living communities (2,108 living units), we leased and operated 185 of these senior living communities (19,804 living units) and we managed 77 of these senior living communities (10,084 living units). Our 282 senior living communities, as of June 30, 2019, included 11,134 independent living apartments, 16,470 assisted living suites and 4,392 SNF units. The foregoing numbers exclude living units categorized as out of service.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which accordingly assumes, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business.

We previously determined that, as of May 8, 2019, a substantial doubt existed regarding our ability to continue as a going concern. We had made this determination based on the following factors, among others: we face increased competition across the senior living industry, including in specific markets in which we operate senior living communities; medical advances and healthcare services allow some potential residents to defer the time when they require the special services available at our communities; low unemployment in the United States combined with a competitive labor market within our industry are increasing our employment costs; we have a significant accumulated deficit and we have incurred operating losses in each of the last three fiscal years; we did not expect to be able to pay our full rent obligations during the first quarter of 2019, absent rent relief from Senior Housing Properties Trust, or, together with its subsidiaries, SNH; and our then existing $54,000 secured revolving credit facility, or our prior credit facility, was fully drawn and scheduled to expire on June 28, 2019. Since March 31, 2019, we have taken significant actions to address our operating and liquidity challenges. As a result, even though challenging conditions in the senior living industry continue to exist, there no longer exists a substantial doubt about our ability to continue as a going concern for the next 12 months.

We currently operate 258 senior living communities under lease and management arrangements with SNH, or approximately 91.5% of the total communities we operate. In order to address our ongoing operating and liquidity challenges, on April 1, 2019, we entered into a transaction agreement with SNH, or the Transaction Agreement, pursuant to which we and SNH agreed to modify our existing business arrangements, subject to certain conditions and the receipt of various approvals. As part of these modifications, (1) commencing February 1, 2019 through December 31, 2019, the aggregate amount of monthly minimum rent payable to SNH by us under our master leases with SNH was reduced to $11,000, and, as our stockholders approved the issuances of our common shares to SNH and SNH’s shareholders pursuant to the Transaction Agreement, our monthly minimum rent payable to SNH under our existing master leases with SNH will remain at $11,000, subject to adjustment, regardless of whether the Transaction Agreement is extended and/or is terminated, and (2) no additional rent is payable to SNH by us from February 1, 2019 to January 1, 2020 (or January 1, 2021, if extended under the Transaction Agreement), or the Conversion Time, subject to possible extension. Also on April 1, 2019, pursuant to the Transaction Agreement, SNH purchased from us approximately $50,000 of unencumbered fixed assets and improvements related to SNH's

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

senior living communities leased and operated by us, which amount was subsequently reduced to $49,155 due to the exclusion of certain fixed assets in accordance with the Transaction Agreement. SNH also extended to us a $25,000 line of credit that matures on January 1, 2020, subject to extension. As of June 30, 2019 and August 6, 2019, we had no borrowings outstanding under this line of credit. Other significant pending transactions are also contemplated by the Transaction Agreement. For more information regarding the Transaction Agreement and related agreements and the transactions contemplated thereby, see Note 9.

On June 12, 2019, we entered into a second amended and restated credit agreement with Citibank, N.A., as administrative agent and lender, and a syndicate of other lenders, or our credit agreement, pursuant to which we have a $65,000 secured revolving credit facility, or our credit facility, that is available for general business purposes. Our credit facility replaced our prior credit facility, which was scheduled to expire on June 28, 2019. During June 2019, we repaid, in aggregate, $51,484 of outstanding borrowings under our credit facility. As of June 30, 2019 and August 6, 2019, we had no borrowings outstanding under our credit facility. For more information regarding our credit agreement, our credit facility and our prior credit facility, see Note 8.

Segment Information

As of June 30, 2019, we have two operating segments: senior living communities and rehabilitation and wellness. In the senior living community segment, we operate for our own account or manage for the account of others independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. In the rehabilitation and wellness operating segment we provide therapy services, including physical, occupational, speech and other specialized therapy services, in the inpatient setting and in outpatient clinics. We have determined that our two operating segments meet the aggregation criteria as prescribed under Financial Accounting Standards Board, or FASB, Accounting Standards Codification™, or ASC, Topic 280, Segment Reporting, and we have therefore determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation, professional and general liability and certain automobile insurance programs.

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

We have determined that our leases for the use and maintenance of equipment are short term leases. In accordance with ASC Topic 842, we have made an accounting policy election for our leases, which are determined to be short term leases, whereby we recognize the lease payments on a straight line basis over the lease term and variable lease payments in the period in which the obligations for those payments are incurred. Expense related to these leases is recognized in the statement of operations in other senior living operating expenses and is not material to our condensed consolidated financial statements.

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

ASC Topic 842 provides lessors with a practical expedient, by class of underlying asset, not to separate non-lease components from the associated lease component if certain conditions are met. In addition, ASC Topic 842 clarifies which ASC Topic (Topic 842 or FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606) applies for the combined component. Specifically, if the non-lease components associated with the lease component are the predominant component of the combined components, the lessor should account for the combined component in accordance with ASC Topic 606. Otherwise, the lessor should account for the combined component as an operating lease in accordance with ASC Topic 842. We have elected this practical expedient and recognized revenue under our resident agreements at our independent living and assisted living communities based upon the predominant component rather than allocating the consideration and separately accounting for it under ASC Topic 842 and ASC Topic 606. We have concluded that the non-lease components of the agreements with respect to our independent and assisted living communities are the predominant component of the leases and, therefore, we recognize revenue for these agreements under ASC Topic 606.

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

In our SNFs and certain of our independent and assisted living communities where we provide SNF services, we are paid fixed daily rates from governmental and contracted third party payers, and we charge a predetermined fixed daily rate for private pay residents. These fixed daily rates and certain other fees are billed monthly in arrears. Although there are complex regulatory compliance rules governing fixed daily rates, we have no episodic payments or capitation arrangements. We currently use the “most likely amount” technique to estimate revenue in accordance with ASC Topic 606, although rates are generally known and considered fixed prior to services being performed, whether included in the resident agreement or contracted with governmental or third party payers. Rate adjustments from Medicare or Medicaid are recorded when known (without regard to when the assessment is paid or withheld), and subsequent adjustments to these amounts are recorded in revenues when known. Billings under certain of these programs are subject to audit and possible retroactive adjustment, and related revenue is recorded at the amount we ultimately expect to receive, which is inclusive of the estimated retroactive adjustments or refunds, if any, under reimbursement programs. Retroactive adjustments are recorded on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. Revenue is recognized when performance obligations are satisfied by transferring control of the service provided to the resident, which is generally when services are provided over the duration of care. We derived approximately 22.4% and 22.8% of our senior living revenues for the three months ended June 30, 2019 and 2018, respectively, and 23.0% and 23.2% for the six months ended June 30, 2019 and 2018, respectively, from payments under Medicare and Medicaid programs.

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

The following table presents revenue disaggregated by type of contract and payer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue from contracts with customers:
Basic housing and support services (1)	$163,615	$161,778	$326,390	$323,882
Medicare and Medicaid programs (1)	61,443	61,824	126,764	126,427
Additional requested services, and private pay and other third party payer SNF services (1)	49,438	47,280	98,277	95,098
Management fee revenue	4,024	3,777	8,007	7,399
Reimbursed costs incurred on behalf of managed communities	77,219	68,439	151,824	135,809
Total revenues	$355,739	$343,098	$711,262	$688,615

(1)	Included in senior living revenue in our consolidated statements of operations.

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

The adoption of ASC Topic 842 resulted in the recognition of lease liabilities and right of use assets of approximately $1.5 billion as of January 1, 2019. Such amount of right of use assets was recognized based upon the amount of the recognized lease liabilities, adjusted for accrued lease payments, which are not material to our condensed consolidated financial statements as of January 1, 2019. We have also concluded that any previously unrecognized right of use assets needed to be reviewed for impairment effective January 1, 2019, which could have resulted in a reduction to the initially recognized right of use assets with a cumulative effect adjustment to beginning retained earnings as of January 1, 2019. We have completed the process of evaluating the initial right of use assets for impairment and have determined there were no indicators of impairment. Due to changes in how we account for the deferred gain on our sale and leaseback transaction described above effective with the adoption of these ASUs, on January 1, 2019, we recorded through retained earnings our total deferred gain of $67,473 on our consolidated balance sheets as of December 31, 2018, $55 of which was in accounts payable and accrued expenses, $6,723 of which was in other current liabilities, $1,217 of which was in other long term liabilities and the remaining $59,478 was separately stated on our consolidated balance sheets.

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

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

This ASU eliminates the probable initial recognition threshold and instead requires reflection of an entity’s current estimate of all expected credit losses. In addition, this ASU amends the current available for sale security other-than-temporary impairment model for debt securities. The length of time that the fair value of an available for sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists and credit losses will now be limited to the difference between a security’s amortized cost basis and its fair value. This ASU is effective for reporting periods beginning after December 15, 2019. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief which provides for an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. We are assessing the potential impact that the adoption of this ASU will have on our consolidated financial statements.

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

Note 3. Property and Equipment

Property and equipment consists of the following:

	June 30, 2019	December 31, 2018
Land	$12,155	$16,383
Buildings and improvements	200,054	208,375
Furniture, fixtures and equipment	53,216	239,240
Property and equipment, at cost	265,425	463,998
Accumulated depreciation	(100,043)	(220,125)
Property and equipment, net	$165,382	$243,873

We recorded depreciation expense relating to our property and equipment of $2,941 and $8,957 for the three months ended June 30, 2019 and 2018, respectively, and $11,106 and $17,797 for the six months ended June 30, 2019 and 2018, respectively.

We review the carrying value of long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value based on input from market participants, our experience selling similar assets, market conditions and internally developed cash flow models that our assets or asset groups are expected to generate, and we consider these estimates to be a Level 3 fair value measurement. As a result of our long lived assets impairment review, we recorded $112 and $3,260 of impairment charges to certain of our long lived assets for the three and six months ended June 30, 2019, respectively, and $365 for the three and six months ended June 30, 2018.

As of June 30, 2019, we had $10,807 of net property and equipment classified as held for sale and presented separately in our consolidated balance sheets primarily as a result of the Transaction Agreement. SNH has agreed to purchase $3,545 of these assets classified as held for sale as of June 30, 2019. See Note 9 for more information regarding our communities classified as held for sale and our leases and other arrangements with SNH.

On April 1, 2019, pursuant to the Transaction Agreement, SNH purchased from us approximately $50,000 of unencumbered fixed assets and improvements related to SNH’s senior living communities leased to and operated by us, which amount was

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

subsequently reduced to $49,155 due to the exclusion of certain fixed assets in accordance with the Transaction Agreement. See Note 9 for more information regarding the Transaction Agreement and the transactions contemplated thereby.

Note 4. Accumulated Other Comprehensive Income

The following table details the changes in accumulated other comprehensive income, net of tax, for the six months ended June 30, 2019:

	Equity Investment of an Investee	Investments	Accumulated Other Comprehensive Income
Balance at January 1, 2019	$(266)	$2,008	$1,742
Unrealized loss on investments, net of tax	—	(221)	(221)
Equity in unrealized gain of an investee, net of tax	136	—	136
Realized loss on investments reclassified and included in net income (loss), net of tax	—	1	1
Balance at June 30, 2019	$(130)	$1,788	$1,658

Accumulated other comprehensive income represents the unrealized gains and losses of our debt investments, net of tax, and our share of other comprehensive income of Affiliates Insurance Company, or AIC. See Note 11 for more information regarding our arrangements with AIC.

Note 5.  Income Taxes

We recognized a benefit for income taxes of $705 and a provision for income taxes of $785 for the three and six months ended June 30, 2019, respectively. We recognized a provision for income taxes of $281 and $537 for the three and six months ended June 30, 2018, respectively. The benefit for income taxes for the three months ended June 30, 2019 is related to a decrease to our cumulative federal and state income taxes through June 30, 2019 compared to March 31, 2019, and the provision for income taxes for the six months ended June 30, 2019 is related to federal and state income taxes. The provision for income taxes for the three and six months ended June 30, 2018 is related to state income taxes.

We previously determined it was more likely than not that a majority of our net deferred tax assets would not be realized and concluded that a valuation allowance was required, which eliminated the majority of our net deferred tax assets recorded in our consolidated balance sheets. In the future, if we believe that we will more likely than not realize a benefit of these deferred tax assets, we will adjust our valuation allowance and recognize an income tax benefit, which may affect our results of operations.

Note 6.  Earnings Per Share

We calculated basic earnings per common share, or EPS, for the three and six months ended June 30, 2019 and 2018 using the weighted average number of shares of our common shares, outstanding during the periods. When applicable, diluted EPS reflects the more dilutive earnings per common share amount calculated using the two class method or the treasury stock method. The three months ended June 30, 2019 and 2018 had 1,355,405 and 1,245,186, respectively, and the six months ended June 30, 2019 and 2018 had 1,218,752 and 1,255,478, respectively, of potentially dilutive restricted unvested common shares. These shares were not included in the calculation of diluted EPS for the six months ended June 30, 2019 and the three and six months ended June 30, 2018 because to do so would have been antidilutive.

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

Recurring Fair Value Measures

The tables below present the assets measured at fair value at June 30, 2019 and December 31, 2018 categorized by the level of inputs used in the valuation of each asset.

	As of June 30, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$27,846	$27,846	$—	$—
Investments:
Equity investments(2)
Financial services industry	1,161	1,161	—	—
Healthcare	273	273	—	—
Technology	236	236	—	—
Other	4,312	4,312	—	—
Total equity investments	5,982	5,982	—	—
Debt investments:(3)
International bond fund(4)	2,642	—	2,642	—
High yield fund(5)	2,905	—	2,905	—
Industrial bonds	1,176	—	1,176	—
Technology bonds	2,172	—	2,172	—
Government bonds	9,514	9,514	—	—
Energy bonds	622	—	622	—
Financial bonds	1,763	—	1,763	—
Other	766	—	766	—
Total debt investments	21,560	9,514	12,046	—
Total investments	27,542	15,496	12,046	—
Total	$55,388	$43,342	$12,046	$—

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

	As of December 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$23,390	$23,390	$—	$—
Investments:
Equity investments(2)
Financial services industry	1,074	1,074	—	—
Healthcare	291	291	—	—
Technology	174	174	—	—
Other	3,927	3,927	—	—
Total equity investments	5,466	5,466	—	—
Debt investments(3)
International bond fund(4)	2,537	—	2,537	—
High yield fund(5)	2,669	—	2,669	—
Industrial bonds	1,692	—	1,692	—
Technology bonds	2,375	—	2,375	—
Government bonds	9,791	9,791	—	—
Energy bonds	595	—	595	—
Financial bonds	1,858	—	1,858	—
Other	1,268	—	1,268	—
Total debt investments	22,785	9,791	12,994	—
Total investments	28,251	15,257	12,994	—
Total	$51,641	$38,647	$12,994	$—

(1)
Cash equivalents consist of short term, highly liquid investments and money market funds held principally for obligations arising from our self insurance programs. Cash equivalents are reported in our condensed consolidated balance sheets as cash and cash equivalents and current and long term restricted cash. Cash equivalents include $23,577 and $19,529 of balances that are restricted at June 30, 2019 and December 31, 2018, respectively.

(2)
The fair value of our equity investments is readily determinable. During the six months ended June 30, 2019 and 2018, we received gross proceeds of $1,664 and $561, respectively, in connection with the sales of equity investments and recorded gross realized gains totaling $282 and $65, respectively, and gross realized losses totaling $45 and $4, respectively.

(3)
As of June 30, 2019, our debt investments, which are classified as available for sale, had a fair value of $21,560 with an amortized cost of $19,633; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $1,932, net of unrealized losses of $5. As of December 31, 2018, our debt investments had a fair value of $22,785 with an amortized cost of $21,806; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $1,276, net of unrealized losses of $296. Debt investments include $12,433 and $13,943 of balances that are restricted as of June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, none of the securities we hold have been in a loss position for less than 12 months and 10 of the investments we hold, with a fair value of $2,548, have been in a loss position for greater than 12 months. We do not believe these investments are impaired primarily because they have not been in a loss position for an extended period of time, the financial conditions of the issuers of these investments remain strong with solid fundamentals, or we intend to hold these investments until recovery, and other factors that support our conclusion that the loss is temporary. During the six months ended June 30, 2019 and 2018, we received gross proceeds of $2,782 and $4,420, respectively, in connection with the sales of debt investments and recorded gross realized gains totaling $6 and $9, respectively, and gross realized losses totaling $7 and $80, respectively. We record gains and losses on the sales of these investments using the specific identification method.

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

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

During the six months ended June 30, 2019, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value. Accordingly, there were no transfers of assets or liabilities between levels of the fair value hierarchy during the six months ended June 30, 2019.

The carrying value of accounts receivable and accounts payable approximates fair value as of June 30, 2019 and December 31, 2018. The carrying value and fair value of our mortgage notes payable were $7,705 and $9,357, respectively, as of June 30, 2019 and $7,872 and $8,986, respectively, as of December 31, 2018, and are categorized in Level 3 of the fair value hierarchy in their entirety. We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.

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

Note 8.  Indebtedness

Our prior credit facility, which provided for borrowings of up to $54,000, subject to conditions, was scheduled to mature on June 28, 2019. In June 2019, we replaced our prior credit facility with our $65,000 secured revolving credit facility. Our credit facility is scheduled to mature on June 12, 2021, and, subject to the payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our credit facility for a one year period. Other terms of our credit facility are substantially similar to those of our prior credit facility. We paid fees of $1,279 in 2019 in connection with the closing of our credit facility, which fees were deferred and are being amortized over the initial term of our credit facility. Our credit facility is available for general business purposes, including acquisitions, and provides for the issuance of letters of credit. We are required to pay interest at a rate of LIBOR plus a premium of 250 basis points per annum, or at a base rate, as defined in our credit agreement, plus 150 basis points per annum, on borrowings under our credit facility; the effective annual interest rates as of June 30, 2019 were 4.93% and 7.00%, respectively. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the available borrowings under our credit facility. The weighted average annual interest rate for borrowings under our credit facility was 4.94% for the six months ended June 30, 2019. The weighted average annual interest rate for borrowings under our prior credit facility was 4.99% and 6.50% for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had no borrowings under our credit facility, letters of credit issued in an aggregate amount of $2,516 and $62,484 available for borrowing under our credit facility. We incurred aggregate interest expense and other associated costs related to our credit facilities of $775 and $270 for the three months ended June 30, 2019 and 2018, respectively, and $1,547 and $535 for the six months ended June 30, 2019 and 2018 respectively.

Our credit facility is secured by real estate mortgages on 11 senior living communities with a combined 1,245 living units owned by certain of our subsidiaries that guarantee our obligations under our credit facility. Our credit facility is also secured by these subsidiaries’ accounts receivable and related collateral. The amount of available borrowings under our credit facility is subject to our having qualified collateral, which is primarily based on the value of the communities securing our obligations under our credit facility. Our credit facility provides for acceleration of payment of all amounts outstanding under our credit facility upon the occurrence and continuation of certain events of default, including a change of control of us, as defined. Our credit agreement contains financial and other covenants, including those that restrict our ability to pay dividends or make other distributions to our stockholders in certain circumstances.

At June 30, 2019, we had seven irrevocable standby letters of credit outstanding, totaling $26,476. In June 2019, we increased, from $22,700 to $23,237, one of these letters of credit which secures our workers' compensation insurance program, and this letter of credit is currently collateralized by approximately $21,535 of cash equivalents and $5,842 of debt and equity investments. This letter of credit currently expires in June 2020 and is automatically extended for one year terms unless notice of nonrenewal is provided by the issuing bank prior to the end of the applicable term. We expect that our workers' compensation insurance program will require an increase in the value of this letter of credit in June 2020. At June 30, 2019, the cash equivalents collateralizing this letter of credit, including accumulated interest, were classified as short term restricted cash in our condensed consolidated balance sheets, and the debt and equity investments collateralizing this letter of credit are classified as short term investments in our condensed consolidated balance sheets. The remaining six irrevocable standby letters of credit outstanding at June 30, 2019, totaling $3,238, secure certain of our other obligations. These letters of credit are scheduled to

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

mature between October 2019 and September 2020 and are required to be renewed annually. As of June 30, 2019, our obligations under these six letters of credit, totaling $2,516, were issued and outstanding under our credit facility and obligations of $723 for four of the six letters of credit were collateralized by cash and classified as restricted cash as of June 30, 2019.

At June 30, 2019, one of our senior living communities was encumbered by a mortgage. This mortgage contains standard mortgage covenants. We recorded a mortgage discount in connection with the assumption of this mortgage note as part of our acquisition of the community secured by this mortgage note in order to record this mortgage at its estimated fair value. We amortize this mortgage discount as an increase in interest expense until the maturity of this mortgage. This mortgage note requires payments of principal and interest monthly until maturity. The following table is a summary of this mortgage note as of June 30, 2019:

Balance as of		Contractual Stated	Effective		Monthly
June 30, 2019		Interest Rate	Interest Rate	Maturity Date	Payment	Lender Type

$7,971	(1)	6.20%	6.70%	September 2032	$72	Federal Home Loan Mortgage Corporation

(1)	Contractual principal payment excluding unamortized discount and debt issuance costs of $266.

We incurred mortgage interest expense, net of discount amortization, of $131 and $334 for the three months ended June 30, 2019 and 2018, respectively, and $265 and $772 for the six months ended June 30, 2019 and 2018, respectively. Our mortgage debt requires monthly payments into escrows for taxes, insurance and property replacement funds; certain withdrawals from escrows require Federal Home Loan Mortgage Corporation approval.
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

As of June 30, 2019, we believe we were in compliance with all applicable covenants under our credit facility and mortgage debts.

See Note 9 for information regarding the $25,000 credit facility we obtained from SNH on April 1, 2019. As of August 6, 2019, we have not made any borrowings under this credit facility.

Note 9. Leases with SNH and HCP and Management Agreements with SNH

We are SNH’s largest tenant and SNH is our largest landlord. As of June 30, 2019 and 2018, we leased 181 and 184 senior living communities from SNH, respectively. We lease senior living communities from SNH pursuant to five master leases. We also manage senior living communities for the account of SNH pursuant to management and pooling agreements under which we earn management fees. As of June 30, 2019 and 2018, we managed 77 and 75 senior living communities, respectively, for the account of SNH.

The April 2019 Transaction Agreement with SNH. Among other things, the Transaction Agreement provides that, subject to certain conditions, effective as of the Conversion Time:

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

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

•
we will issue to SNH such number of our common shares as is necessary to cause SNH to own, when considered together with our common shares then owned by SNH, approximately 34% of our then outstanding common shares, and SNH will declare a pro rata distribution to holders of its common shares of beneficial interest of the right to receive, and we will issue on a pro rata basis to such holders, a number of our common shares which equals approximately 51% of our then outstanding common shares, or, together, the Share Issuances; the noted percentage ownership amounts are post-issuance, giving effect to the Share Issuances; and

•	as consideration for the Share Issuances, SNH will provide to us $75,000 of additional consideration, or, collectively with the Conversion and the Share Issuances, the Restructuring Transactions.

In accordance with ASC Topic 360, Property, Plant and Equipment, or ASC 360, the senior living communities under the five existing master leases with SNH that will terminate, as described above, meet the conditions to be classified as held for sale in reporting periods subsequent to our entry into the Transaction Agreement. As a result, as of June 30, 2019, we have classified these senior living communities as held for sale. The carrying value of these senior living communities was $(872), and consisted of restricted cash of $42, prepaid and other current assets of $178, net property and equipment of $10,656, other intangible assets of $191, accrued real estate taxes of $9,815 and security deposits and current portion of continuing care contracts of $2,124, all of which were presented on our condensed consolidated balance sheets as assets and liabilities held for sale. These communities, while leased by us, generated income (loss) from operations before income taxes of $18,565 and $(6,958) for the three months ended June 30, 2019 and 2018, respectively, and $10,538 and $(7,358) for the six months ended June 30, 2019 and 2018, respectively.

Also pursuant to the Transaction Agreement: (1) commencing February 1, 2019 through December 31, 2019, the aggregate amount of monthly minimum rent payable to SNH by us under our master leases with SNH is $11,000, subject to adjustment and extension, and no additional rent is payable to SNH by us from such date to the Conversion Time; and (2) on April 1, 2019, SNH purchased from us approximately $50,000 of unencumbered fixed assets and improvements related to SNH's senior living communities leased and operated by us, which amount was subsequently reduced to $49,155 due to the exclusion of certain fixed assets in accordance with the Transaction Agreement.

At our annual meeting of stockholders held on June 11, 2019, our stockholders approved the Share Issuances. The Restructuring Transactions remain subject to conditions, including, among others: (1) the receipt of all Required Licenses (as defined in the Transaction Agreement) and any other third party consent or approval required for the consummation of the Restructuring Transactions; (2) the effectiveness of the registration statement on Form S-1 to be filed by us with the Securities and Exchange Commission, or SEC, to register our common shares to be issued pursuant to the Share Issuances; and (3) approval by The Nasdaq Stock Market LLC, or Nasdaq, of the listing of our common shares to be issued pursuant to the Share Issuances, subject to official notice of issuance.

If any required approval is not obtained by December 31, 2019, and the failure to obtain such approval is not the result of a breach or default by us under the Transaction Agreement, we and SNH have agreed to work in good faith to determine an alternative to allow the Restructuring Transactions to occur on January 1, 2020; provided SNH is not required to agree to any alternative that would adversely affect SNH's qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended. If we and SNH do not agree to any such alternative, and, as of January 1, 2020, the failure to obtain a required approval is the only remaining condition under the Transaction Agreement, the Conversion Time will be automatically extended to January 1, 2021. Pursuant to the Transaction Agreement, since our stockholders approved the Share Issuances, our monthly minimum rent payable to SNH under our existing master leases with SNH will remain at $11,000, subject to adjustment, regardless of whether the Transaction Agreement is extended and/or is terminated.

In accordance with ASC Topic 842, the reduction in our monthly minimum rent payable to SNH under our existing master leases with SNH pursuant to the Transaction Agreement was determined to be a modification of these master leases, and we have reassessed the classification of these master leases based on the modified terms and determined that these master leases continue to be classified as long term operating leases. Accordingly, we have remeasured the lease liability and right of use asset recorded in the condensed consolidated balance sheets.

Pursuant to the Transaction Agreement, we have agreed to expand our Board of Directors within six months following the Conversion Time to add an Independent Director (as defined in our Bylaws) reasonably satisfactory to SNH.

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

In connection with the Transaction Agreement, we entered into a credit agreement with SNH pursuant to which SNH extended to us a $25,000 line of credit, or the SNH credit facility. The SNH credit facility matures on January 1, 2020, or January 1, 2021 if the Conversion Time is extended pursuant to the Transaction Agreement. The SNH credit facility provides for interest to be paid on borrowed amounts at a rate of 6% per year and is secured by real estate mortgages on six senior living communities owned by certain of our subsidiaries that guarantee our obligations under the SNH credit facility, and certain personal property owned by those and certain other of our subsidiaries. The SNH credit facility provides for acceleration of payment of all amounts outstanding under the SNH credit facility upon the occurrence and continuation of certain events of default, including a default by us under the Transaction Agreement and certain other agreements. The agreement governing the SNH credit facility contains covenants, including those that restrict our ability to incur debt or to pay dividends or make other distributions to our stockholders in certain circumstances. As of August 6, 2019, we have not made any borrowings under the SNH credit facility.

We incurred transaction costs of $1,133 and $8,808 related to the Transaction Agreement for the three and six months ended June 30, 2019, respectively.

Senior Living Communities Leased from SNH. Under our master leases with SNH, we pay SNH annual rent plus percentage rent equal to 4.0% of the increase in gross revenues at the applicable senior living communities over base year gross revenues as specified in the applicable lease. Our obligation to pay percentage rent under Lease No. 5 commenced in 2018. Different base years apply to those communities that pay percentage rent. The base year for a particular leased community is usually the first full calendar year after that community has become subject to that lease. As noted above, pursuant to the Transaction Agreement, no additional rent is payable to SNH by us from February 1, 2019 to the Conversion Time.

Our total annual rent payable to SNH as of June 30, 2019 and 2018 was $131,170 and $207,007, respectively, excluding percentage rent. As noted above, pursuant to the Transaction Agreement, since our stockholders approved the Share Issuances, our monthly minimum rent payable to SNH under our existing master leases with SNH will remain at $11,000, subject to adjustment, regardless of whether the Transaction Agreement is extended and/or is terminated. Our total rent expense under all of our leases with SNH was $32,490 and $51,391 for the three months ended June 30, 2019 and 2018, respectively, and $86,272 and $102,913 for the six months ended June 30, 2019 and 2018, respectively, which amounts included estimated percentage rent of $0 and $1,290 for the three months ended June 30, 2019 and 2018, respectively, and $1,547 and $2,681 for the six months ended June 30, 2019 and 2018, respectively. Rent expense for the three and six months ended June 30, 2018 was net of lease inducement amortization and the amortization of the deferred gain associated with the sale and leaseback transaction with SNH in June 2016 of $1,689 and $3,380, respectively. Rent expense for the three and six months ended June 30, 2019 was net of lease inducement amortization of $472. Pursuant to the Transaction Agreement, our rent payable to SNH was reduced by a total of $13,840 in aggregate for February and March 2019 and we did not pay such amount to SNH. However, as the Transaction Agreement was not entered into until April 1, 2019, our rent expense for the three months ended March 31, 2019 was not adjusted for the rent reduction for February and March 2019. Instead, the rent reduction for February and March 2019 was determined to be a lease inducement, for which a liability for the $13,840 has been recorded as a reduction of the right of use asset on our condensed consolidated balance sheets and will be amortized as a reduction of rent expense over the remaining terms of our master leases.

As of June 30, 2019 and December 31, 2018, we had outstanding rent due and payable to SNH of $10,910 and $18,781, respectively, which amounts are included in due to related persons in our condensed consolidated balance sheets.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

Under our leases with SNH, we are required to operate continuously and maintain, at our expense, the leased communities in good order and repair, including structural and non-structural components. We may request that SNH purchase certain improvements to the leased communities in return for increases in annual rent in accordance with a formula specified in the applicable lease; however, SNH is not obligated to purchase such improvements and we are not obligated to sell them to SNH. We sold to SNH $8,529 of improvements to communities leased from SNH for the six months ended June 30, 2018. As a result, the annual rent payable by us to SNH increased by approximately $680. Pursuant to the Transaction Agreement, the improvements we sold to SNH for the communities we leased from SNH during the six months ended June 30, 2019 did not result in increased rent payable by us to SNH. As of June 30, 2019, our assets held for sale included $3,545 for similar improvements to communities leased from SNH that SNH has agreed to purchase from us.

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

In April 2019, we and SNH entered into an agreement to sell to a third party two SNFs located in Wisconsin that SNH owns and leases to us for an aggregate sales price of approximately $11,000, excluding closing costs. These sales are subject to conditions; as a result, these sales may not occur, they may be delayed or their terms may change. In accordance with ASC 360, the SNFs that we and SNH have agreed to sell have met the conditions to be classified as held for sale as of June 30, 2019. The carrying value of these senior living communities was $(128), and consisted primarily of net property, plant and equipment of $35 and accrued real estate taxes of $163, which were presented on our condensed consolidated balance sheets as assets held for sale.

In May 2019, we and SNH sold to a third party three SNFs located in California that SNH owned and leased to us for an aggregate sales price of approximately $21,500, excluding closing costs. Pursuant to the Transaction Agreement, our annual rent payable to SNH decreased by $831 as a result of this sale. We did not receive any proceeds from this sale.

In May 2019, we and SNH entered into an agreement to sell 15 SNFs located in Iowa, Nebraska and Kansas that SNH owns and leases to us for an aggregate sales price of approximately $8,000, excluding closing costs. These sales are subject to conditions; as a result, these sales may not occur, they may be delayed or their terms may change. In accordance with ASC 360, these SNFs we and SNH have agreed to sell have met the conditions to be classified as held for sale as of June 30, 2019. The carrying value of these senior living communities was $(396), and consisted primarily of net property, plant and equipment of $116 and accrued real estate taxes and resident security deposits of $512 which was presented on our condensed consolidated balance sheets as assets held for sale.

In June 2018, we and SNH sold one SNF to a third party, which had been previously leased to us, located in California for a sales price of approximately $6,500, excluding closing costs. Pursuant to the terms of our lease with SNH, as a result of this sale, our annual rent payable to SNH decreased by 10.0% of the net proceeds that SNH received from this sale, in accordance with the terms of the applicable lease. We did not receive any proceeds from this sale.

Also in June 2018, SNH acquired an additional living unit at a senior living community we lease from SNH located in Florida which was added to the lease for that senior living community, and, as a result of this acquisition, our annual rent payable to SNH increased by $14 in accordance with the terms of such lease.

Senior Living Communities Leased from HCP. As of June 30, 2019, we leased four senior living communities under one lease with HCP, Inc., or HCP. This lease is also a “triple net” lease which requires that we pay all costs incurred in the operation of the communities, including the cost of insurance and real estate taxes, maintaining the communities, and indemnifying the landlord for any liability which may arise from the operations during the lease term. Our lease with HCP contains a minimum annual escalator of 2.0%, but not greater than 4.0%, depending on increases in certain cost of living indexes and expires on April 30, 2028 and includes one 10 year renewal option. Rent expense is recognized for actual rent paid plus or minus a straight line adjustment for the minimum lease escalators, which amount is not material to our condensed consolidated financial statements. The right of use asset balance has been decreased for the amount of accrued lease payments, which amounts are not material to our consolidated financial statements.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

The following table is a summary of our leases with SNH and with HCP as of June 30, 2019:

					Future Minimum Rents for the Twelve Months Ending June 30,
	Number of Properties	Current Expiration Date	Remaining Renewal Options	Annual Minimum Rent as of June 30, 2019	2020	2021	2022	2023	2024	Thereafter	Total	IBR	Lease Liability (1)
1. Lease No. 1 for SNFs and independent and assisted living communities	81	December 31, 2024	Two 15-year renewal options.	$31,826	$31,826	$31,826	$31,826	$31,826	$15,913	$—	$175,043	4.53%	$154,706
2. Lease No. 2 for SNFs and independent and assisted living communities	45	June 30, 2026	Two 10-year renewal options.	39,956	39,956	39,956	39,956	39,956	39,956	39,956	279,692	4.64%	238,423
3. Lease No. 3 for independent and assisted living communities	17	December 31, 2028	Two 15-year renewal options.	26,679	26,679	26,679	26,679	26,679	26,679	93,376	253,450	4.6%	205,016
4. Lease No. 4 for SNFs and independent and assisted living communities	29	April 30, 2032	Two 15-year renewal options.	25,788	25,788	25,788	25,788	25,788	25,788	176,215	330,943	4.64%	249,089
5. Lease No. 5 for independent and assisted living communities	9	December 31, 2028	Two 15-year renewal options.	6,921	6,921	6,921	6,921	6,921	6,921	24,222	65,748	4.6%	53,182
6. One HCP lease	4	April 30, 2028	One 10-year renewal option.	2,825	2,881	2,937	2,986	3,058	3,119	9,175	26,981	4.6%	22,007
Totals	185			$133,995	$134,051	$134,107	$134,156	$134,228	$118,376	$342,944	$1,131,857		$922,423

(1)    Total lease liability does not include the lease liability related to our headquarters of $1,901.

Senior Living Communities Managed for the Account of SNH and its Related Entities. As of June 30, 2019 and 2018, we managed 77 and 75 senior living communities, respectively, for the account of SNH. We earned base management fees of $3,802 and $3,465 from the senior living communities we managed for the account of SNH for the three months ended June 30, 2019 and 2018, respectively, and $7,521 and $6,888 for the six months ended June 30, 2019 and 2018, respectively. In addition, we earned fees for our management of capital expenditure projects at the communities we managed for the account of SNH of $153 and $243 for the three months ended June 30, 2019 and 2018, respectively, and $346 and $371 for the six months ended June 30, 2019 and 2018, respectively. These amounts are included in management fee revenue in our condensed consolidated statements of operations. Pursuant to the Transaction Agreement, we and SNH have agreed to replace our long term management and pooling agreements with new management agreements, subject to certain conditions and the receipt of various approvals.

During the first quarter of 2018, we sold two senior living communities pursuant to a transaction agreement we entered with SNH in November 2017, or the 2017 transaction agreement, for an aggregate sales price of $41,917. These two senior living communities had an aggregate carrying value of $19,425, net of mortgage debt and premiums of $17,356, of which the principal amount of $16,776 was assumed by SNH. These transactions are accounted for in accordance with ASU No. 2014-09, in particular ASC Topic 610 and related ASUs, effective with the adoption of these new ASUs on January 1, 2018. Under these new ASUs, the income recognition for real estate sales is largely based on the transfer of control rather than continuing involvement in the ownership of the real estate. We recorded a gain of $0 and $5,684 for the three and six months ended June 31, 2018, respectively, as a result of the sale of these two senior living communities, which gain is included in loss (gain) on sale of senior living communities in our condensed consolidated statements of operations.

In June 2018, we sold to SNH the remaining two senior living communities pursuant to the 2017 transaction agreement for an aggregate sales price of $23,300. These two senior living communities had an aggregate carrying value of $5,163, net of mortgage debt and premiums of $17,226, of which the principal amount of $16,588 was assumed by SNH. These transactions are accounted for in accordance with ASU No. 2014-09, in particular ASC Topic 610 and related ASUs, effective with our adoption of these new ASUs on January 1, 2018. We recorded a gain of $1,549 for each of the three and six months ended June 30, 2018 as a result of the sale of these two senior living communities, which gain is included in loss (gain) on sale of senior living communities in our condensed consolidated statements of operations.

We also provide certain other services to residents at some of the senior living communities we manage for the account of SNH, such as rehabilitation services. At senior living communities we manage for the account of SNH where we provide rehabilitation services on an outpatient basis, the residents, third party payers or government programs pay us for those rehabilitation services. At senior living communities we manage for the account of SNH where we provide both inpatient and outpatient rehabilitation services, SNH generally pays us for these services and charges for such services are included in amounts charged to residents, third party payers or government programs. We earned revenues of $1,513 and $1,660 for the three months ended June 30, 2019 and 2018, respectively, and $3,188 and $3,359 for the six months ended June 30, 2019 and 2018, respectively, for rehabilitation services we provided at senior living communities we manage for the account of SNH and

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

that are payable by SNH. These amounts are included in senior living revenue in our condensed consolidated statements of operations.

In order to accommodate certain requirements of New York healthcare licensing laws, a part of the senior living community SNH owns, and we manage, located in Yonkers, New York is subleased by a subsidiary of SNH to D&R Yonkers LLC. As of June 30, 2019, D&R Yonkers LLC was owned by our former Executive Vice President, Chief Financial Officer and Treasurer and by SNH’s former president and chief operating officer. We count the part of this senior living community that we manage for D&R Yonkers LLC and the part of this senior living community that we manage for the account of SNH as one senior living community. We earned management fees of $69 for each of the three months ended June 30, 2019 and 2018, and $140 for each of the six months ended June 30, 2019 and 2018, under this management arrangement with D&R Yonkers LLC, which amounts are included in management fee revenue in our condensed consolidated statements of operations.

Note 10. Business Management Agreement with RMR LLC

The RMR Group LLC, or RMR LLC, provides us certain services that we require to operate our business and which relate to various aspects of our business. RMR LLC provides these services pursuant to a business management agreement. Pursuant to our business management agreement with RMR LLC, we incurred aggregate fees payable to RMR LLC of $2,338 and $2,257 for the three months ended June 30, 2019 and 2018, respectively, and $4,632 and $4,514 for the six months ended June 30, 2019 and 2018, respectively. In addition, we incurred internal audit costs of $71 and $54 for the three months ended June 30, 2019 and 2018, respectively, and $142 and $123 for the six months ended June 30, 2019 and 2018, respectively, that we reimbursed RMR LLC pursuant to our business management agreement. These amounts are included in general and administrative expenses in our condensed consolidated statements of operations. For further information about our relationship with RMR LLC, see our Annual Report.

Note 11. Related Person Transactions

We have relationships and historical and continuing transactions with SNH, RMR LLC, ABP Trust, AIC and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and which have trustees, directors and officers who are also our Directors or officers.

SNH. SNH is currently one of our largest stockholders, owning, as of June 30, 2019, 4,235,000 of our common shares, or approximately 8.3% of our outstanding common shares. We lease from, and manage for the account of, SNH a majority of the senior living communities we operate. RMR LLC provides management services to both us and SNH and Adam D. Portnoy, the Chair of our Board of Directors and one of our Managing Directors, also serves as a managing trustee of SNH. SNH’s executive officers are officers of RMR LLC. Our Secretary also serves as a managing trustee and the secretary of SNH. On April 1, 2019, we entered into the Transaction Agreement with SNH, pursuant to which we agreed to modify our existing business arrangements with SNH, subject to certain conditions and the receipt of various approvals. See Notes 1 and 9 for more information regarding our relationships, agreements and transactions with SNH and certain parties related to it and us.

RMR LLC. We have an agreement with RMR LLC to provide management services to us. See Note 10 for more information regarding our management agreement with RMR LLC. Adam Portnoy is a managing director, president and chief executive officer of The RMR Group Inc., or RMR Inc., and is an executive officer and employee of RMR LLC; RMR Inc. is the managing member of RMR LLC. Our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer are officers and employees of RMR LLC. Our Secretary is a managing director, executive vice president, general counsel and secretary of RMR Inc. and is an officer and employee of RMR LLC.

ABP Trust. ABP Acquisition LLC, a subsidiary of ABP Trust is our largest stockholder, owning, as of June 30, 2019, 17,999,999 of our common shares, or approximately 35.4% of our outstanding common shares. Adam Portnoy is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc. Our Secretary is also an officer of ABP Trust.

We lease our headquarters from another subsidiary of ABP Trust. Our rent expense for our headquarters, including utilities and real estate taxes that we pay as additional rent, was $451 and $415 for the three months ended June 30, 2019 and 2018, respectively, and $971 and $879 for the six months ended June 30, 2019 and 2018, respectively. The adoption of ASC Topic 842 resulted in the recognition of a lease liability and right of use asset, which amount was $1,901 for each of the lease liability and the right of use asset as of June 30, 2019, with respect to our headquarters lease, using an IBR of 4.4%. The right of use

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

asset balance has been reduced by the amount of accrued lease payments, which have been deemed not material to our condensed consolidated financial statements.

AIC. We, ABP Trust, SNH and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts. We and the other AIC shareholders historically participated in a combined property insurance program arranged and reinsured in part by AIC. The policies under that program expired on June 30, 2019, and we and the other AIC shareholders elected not to renew the AIC property insurance program; we have instead purchased standalone property insurance coverage from unrelated third party insurance providers.

As of June 30, 2019 and December 31, 2018, our investment in AIC had a carrying value of $9,303 and $8,633, respectively. These amounts are presented as equity investment of an investee in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which amounts are presented as equity in earnings of an investee in our condensed consolidated statements of operations. Our other comprehensive income includes our proportionate part of unrealized gains (losses) on fixed income securities that are owned by AIC related to our investment in AIC.
Other. Pursuant to a letter agreement with Bruce J. Mackey Jr., our former President and Chief Executive Officer, we made a cash payment to him in the amount of $600 in January 2019. Additionally, we and RMR LLC made the first and second of four, equal quarterly release payments of $138 to Mr. Mackey, in cash, in March 2019 and June 2019, respectively, and made monthly transition payments to him, in cash, totaling $30 and $60 for the three and six months ended June 30, 2019, respectively; we paid 80% and RMR LLC paid 20% of those amounts. Mr. Mackey will continue to receive quarterly release payments and monthly transition payments until December 31, 2019, or such earlier date pursuant to the letter agreement, or Mr. Mackey's separation date; we will pay 80% and RMR LLC will pay 20% of those amounts. Our arrangement with Mr. Mackey meets the criteria in FASB ASC Topic 420, Exit or Disposal Cost Obligations, or ASC Topic 420, and, as a result, we recorded the full severance cost of $1,160 during the fourth quarter of 2018. Pursuant to the letter agreement, the vesting of any of our common shares previously granted to Mr. Mackey under our equity compensation plan that remain unvested will be accelerated upon Mr. Mackey's separation date.
Pursuant to a separation agreement with R. Scott Herzig, our former Senior Vice President of Senior Living Operations, we made a cash payment to him in the amount of $510 on January 11, 2019.
Effective May 31, 2019, Richard A. Doyle resigned his positions as our Executive Vice President, Chief Financial Officer and Treasurer. Pursuant to a letter agreement we, RMR LLC and Mr. Doyle entered into in connection with Mr. Doyle’s retirement, we and RMR LLC made a cash payment to him of $325 and a transition payment to him of $10 in June 2019; we paid 80% and RMR LLC paid 20% of those payments. Pursuant to the letter agreement, we and RMR LLC will make an additional cash payment of $325 to Mr. Doyle in December 2019 and transition payments to him of $10 per month until December 31, 2019, or such earlier date pursuant to the letter agreement, or Mr. Doyle's separation date; we will pay 80% and RMR LLC will pay 20% of those amounts. Our arrangement with Mr. Doyle meets the criteria in ASC Topic 420, and, as a result, we recorded the full severance cost of $568 during the second quarter of 2019, which is included in general and administrative expenses in our condensed consolidated statements of operations. Pursuant to the letter agreement, the vesting of any of our common shares previously granted to Mr. Doyle under our equity compensation plan that remain unvested will be accelerated upon Mr. Doyle's separation date.

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

As previously disclosed, in July 2017, as a result of our compliance program to review records related to our Medicare billing practices, we became aware of certain potential inadequate documentation and other issues at one of our leased SNFs. This compliance review was not initiated in response to any specific complaint or allegation, but was a review of the type that we periodically undertake to test our compliance with applicable Medicare billing rules. As a result of these discoveries, we made a voluntary disclosure of deficiencies to the U.S. Department of Health and Human Services Office of the Inspector General, or the OIG, pursuant to the OIG's Provider Self-Disclosure Protocol. We submitted supplemental disclosures related to this matter to the OIG in December 2017 and March 2018. In June 2019, we settled this matter with the OIG without admitting any liability and agreed to pay approximately $1,139 in exchange for a customary release.

We previously accrued a liability of $1,139 related to this matter, all of which was accrued and unpaid at June 30, 2019. We subsequently paid this settlement in July 2019. At December 31, 2017, we accrued an estimated revenue reserve of $888 for historical Medicare payments we received and expected to repay as a result of this matter, which amount we reduced to $759 in March 2018. In addition, at December 31, 2017, we recorded an aggregate $658 expense for additional costs we incurred as a result of this matter, including estimated OIG imposed penalties of $444, which amount we reduced to $594 in March 2018, including a reduction in estimated OIG imposed penalties to $380, and recorded additional expenses of $55, $20 and $13 for further costs related to this matter for the three months ended March 31, 2018, June 30, 2018 and September 30, 2018, respectively. We did not recognize any expenses related to this matter in 2019.

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

Despite this trend, future economic downturns, softness in the U.S. housing market, higher levels of unemployment among our residents' and potential residents' family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of seniors to afford our resident charges. Prospective residents who plan to use the proceeds from the sale of their homes to cover the cost of senior living services seem to be especially affected by cyclical factors affecting the housing market. However, any appreciation in U.S. housing values may not result in increased demand for our services. Although many of the services that we provide to residents are needs driven, economic circumstances and seniors’ preferences for housing and healthcare services and delivery methods, among other reasons, are key factors when making decisions as to whether to relocate to a senior living community.

For the past few years, increased access to capital and low interest rates appear to have encouraged increased senior living development, particularly in areas where existing senior living communities have historically experienced high occupancies. This has resulted in a significant number of new senior living communities being developed in recent years, although there are indications that the rate of newly started development has recently declined. The development activity has increased competitive pressures on us, particularly in certain of our geographic markets, and we expect these challenges to continue for at least the next few years. As recently developed senior living communities begin operations, we expect to have continuing challenges to maintain or increase occupancies and charges at our senior living communities. These challenges are currently negatively impacting our revenues, cash flows and results from operations and we expect these challenges to continue at least through the first half of 2020.

Another factor which appears to have a negative impact on us and our industry is that healthcare services that are extending lives and periods of occupancy at senior living communities are also allowing some potential residents to defer the time when they require certain services available at our communities or forgo moving to senior living communities altogether. We do not

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

currently believe that the increased stays that may result from medical advances and healthcare services will be completely offset by deferred entry, but we think this is a contributing factor to the challenges in growing occupancy.

In addition, low unemployment in the United States combined with a competitive labor market and, in certain jurisdictions, legislation and regulations that increase the minimum wage, are increasing our employment costs, including salaries, wages and benefits, such as health care benefit coverage, for our employees, which will increase our operating expenses and may negatively impact our financial results.

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

TRANSACTION AGREEMENTS WITH SNH AND REFINANCED CREDIT FACILITY
On April 1, 2019, we entered into the Transaction Agreement pursuant to which we and SNH agreed to modify our existing business arrangements. Pursuant to the Transaction Agreement, effective January 1, 2020 (or January 1, 2021 if extended under the Transaction Agreement), or the Conversion Time, our existing leases, management agreements and pooling agreements with SNH will be terminated and replaced with new management agreements, we will issue our common shares to SNH and SNH’s shareholders, which, after giving effect to those issuances, will result in SNH owning approximately 34% and SNH’s shareholders owning approximately 51% of our then outstanding common shares, or the Share Issuances, and at that time, SNH will also pay us $75 million as consideration for the Share Issuances. At our 2019 annual meeting of stockholders on June 11, 2019, our stockholders approved the Share Issuances. Also pursuant to the Transaction Agreement, in addition to other transactions: (1) commencing February 1, 2019 through December 31, 2019, the aggregate amount of monthly minimum rent payable to SNH by us under our master leases is $11.0 million, subject to adjustment and extension, and no additional rent is payable to SNH by us from such date to the Conversion Time; (2) on April 1, 2019, SNH purchased from us approximately $50.0 million of unencumbered fixed assets and improvements related to SNH's senior living communities leased and operated by us, which amount was subsequently adjusted to $49.2 million due to the exclusion of certain fixed assets in accordance with the Transaction Agreement; and (3) on April 1, 2019 we entered into the SNH credit facility, subject to a one year extension. These transactions are subject to conditions including, among others, the receipt of certain regulatory approvals. See Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information about these transactions and the conditions to these transactions. We cannot be sure that any or all such conditions will be satisfied or that these pending transactions will be completed.
On June 12, 2019, we entered into a second amended and restated credit agreement with Citibank, N.A., as administrative agent and lender, and a syndicate of other lenders, pursuant to which we obtained a $65.0 million secured revolving credit facility that is available for general business purposes. Our credit facility replaced our prior credit facility, which was scheduled to expire on June 28, 2019. On June 24, 2019 and June 28, 2019, we repaid, in aggregate, approximately $51.5 million of outstanding borrowings under our credit facility. As of June 30, 2019 and August 6, 2019 we have no borrowings outstanding under our credit facility. For more information regarding our credit agreement, our credit facility and our prior credit facility, see Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information about our credit facility.

In November 2017, we entered into a transaction agreement with SNH pursuant to which we agreed to sell six senior living communities to SNH for $104.4 million, including SNH’s assumption of approximately $33.5 million of mortgage debt principal secured by certain of these senior living communities, excluding closing costs. In December 2017, January 2018, February 2018 and June 2018, we sold to, and began managing for the account of, SNH, these senior living communities, and concurrently with those sales, we and SNH entered management agreements for each of these senior living communities and two new pooling arrangements with SNH.

For more information regarding our leases and management agreements and other transactions with SNH, see Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

As of June 30, 2019, we have two operating segments: senior living communities and rehabilitation and wellness. In the senior living community segment, we operate for our own account or manage for the account of others independent living communities, assisted living communities and SNFs and provide housing and services to the residents at those communities and SNFs. In the rehabilitation and wellness operating segment we provide therapy services, including physical, occupational, speech and other specialized therapy services, in the inpatient setting and in outpatient clinics. We have determined that our two operating segments meet the aggregation criteria as prescribed under FASB ASC Topic 280, Segment Reporting, and we have therefore determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation, professional and general liability and certain automobile insurance programs.
Key Statistical Data For the Three Months Ended June 30, 2019 and 2018:
The following tables present a summary of our operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(dollars in thousands, except average monthly rate)	2019	2018	Change	%/bps Change
Senior living revenue	$274,496	$270,882	$3,614	1.3%
Management fee revenue	4,024	3,777	247	6.5%
Reimbursed costs incurred on behalf of managed communities	77,219	68,439	8,780	12.8%
Total revenues	355,739	343,098	12,641	3.7%
Senior living wages and benefits	(145,249)	(140,713)	4,536	3.2%
Other senior living operating expenses	(72,576)	(75,764)	(3,188)	(4.2)%
Costs incurred on behalf of managed communities	(77,219)	(68,439)	8,780	12.8%
Rent expense	(33,262)	(52,113)	(18,851)	(36.2)%
General and administrative expenses	(20,548)	(18,477)	2,071	11.2%
Depreciation and amortization expense	(2,941)	(8,977)	(6,036)	(67.2)%
(Loss) gain on sale of senior living communities	(101)	1,509	(1,610)	106.7%
Long lived asset impairment	(112)	(365)	(253)	(69.3)%
Interest, dividend and other income	415	218	197	90.4%
Interest and other expense	(906)	(604)	302	50.0%
Unrealized (loss) gain on equity investments	(38)	44	82	(186.4)%
Realized gain (loss) on sale of debt and equity investment, net of tax	144	(42)	186	(442.9)%
Provision for income taxes	705	(281)	986	(350.9)%
Equity in earnings of an investee, net of tax	130	12	118	983.3%
Net income (loss)	$4,181	$(20,894)	$25,075	120.0%
Total number of communities (end of period):
Owned and leased communities	205	208	(3)	(1.4)%
Managed communities	77	75	2	2.7%
Number of total communities	282	283	(1)	(0.4)%
Total number of living units (end of period):
Owned and leased living units (1)	21,912	22,290	(378)	(1.7)%
Managed living units (1)	10,084	9,510	574	6.0%
Number of total living units (1)	31,996	31,800	196	0.6%

Owned and leased communities:
Occupancy % (1)(2)	83.0%	81.4%	n/a	160	bps
Average monthly rate (2)(3)	$4,745	$4,709	$36	0.8%
Percent of senior living revenue from Medicaid	11.7%	12.2%	n/a	(50)	bps
Percent of senior living revenue from Medicare	10.7%	10.6%	n/a	10	bps
Percent of senior living revenue from private and other sources	77.6%	77.2%	n/a	40	bps

(1) Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(2) Occupancy and average monthly rate for the three months ended June 30, 2018 include data for the senior living communities that were sold to SNH during such period as owned until the time of sale and as managed from the time of sale through the end of such period.
(3) Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues for senior living services divided by occupied units during the period, and multiplying it by 30 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable communities (senior living communities that we have operated continuously since April 1, 2018):

	Three Months Ended June 30,
(dollars in thousands, except average monthly rate)	2019	2018	Change	%/bps Change
Senior living revenue	$271,110	$262,725	$8,385	3.2%
Management fee revenue	3,542	3,533	9	0.3%
Senior living wages and benefits	142,888	135,656	(7,232)	5.3%
Other senior living operating expenses	71,808	72,565	757	(1.0)%
Total number of communities (end of period):
Owned and leased communities	205	205	—	—%
Managed communities	72	72	—	—%
Number of total communities	277	277	—	—%
Total number of living units (end of period):
Owned and leased living units (1)	21,912	22,012	(100)	(0.5)%
Managed living units (1)	9,274	9,261	13	0.1%
Number of total living units (1)	31,186	31,273	(87)	(0.3)%

Owned and leased communities (1):
Occupancy % (1)	83.1%	81.4%	n/a	170	bps
Average monthly rate (2)	$4,728	$4,665	$63	1.4%
Percent of senior living revenue from Medicaid	11.3%	10.9%	n/a	40	bps
Percent of senior living revenue from Medicare	10.3%	10.1%	n/a	20	bps
Percent of senior living revenue from private and other sources	78.4%	79.0%	n/a	(60)	bps

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
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The following is a discussion of our operating results for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Senior living revenue. Senior living revenue increased approximately 1.3% due to an increase in occupancy and average monthly rates from residents who pay privately for services, as well as an increase in revenues from ancillary services, such as rehabilitation and wellness services, partially offset by sales during the first half of 2018 of four senior living communities to SNH, which communities we now manage for SNH's account, as well as a SNF to a third party, and the sale during the second quarter of 2019 of three SNFs to a third party. The 3.2% increase in senior living revenue at the communities that we have operated continuously since April 1, 2018 was primarily due to an increase in occupancy and average monthly rates to residents who pay privately for services.

Management fee revenue. Management fee revenue increased by 6.5% primarily due to an increase in the number of managed communities to 77 from 75.

Reimbursed costs incurred on behalf of managed communities. Reimbursed costs incurred on behalf of managed communities increased by 12.8% primarily due to an increase in the number of managed communities to 77 from 75.

Senior living wages and benefits. Senior living wages and benefits increased by 3.2% primarily due to an increase in our salaries and wages of $4.4 million attributable to the aforementioned competitive labor market and, in certain jurisdictions, legislation and regulations that increased the minimum wage; as a result, we have focused on reducing employee turnover through being competitive in the marketplace with respect to cash compensation and other benefits. In addition, outside labor costs have increased $2.3 million primarily due to the transition of the SNFs owned by SNH and leased to us, which we and SNH have agreed to sell. These increases were partially offset by a decrease in employee health insurance expenses, sales during the first half of 2018 of four senior living communities to SNH, which communities we now manage for SNH's account, as well as a SNF to a third party, and the sale during the second quarter of 2019 of three SNFs to a third party. The 5.3% increase in senior living wages and benefits at the communities that we have operated continuously since April 1, 2018 is primarily due to an increase in our salaries and wages attributable to our focus on reducing employee turnover through being competitive in the marketplace with respect to cash compensation and other benefits, in conjunction with increased outside

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

labor costs due to the transition of the SNFs that SNH owns and leases to us, which we and SNH have agreed to sell, partially offset by a decrease in employee health insurance expense.

Other senior living operating expenses. Other senior living operating expenses, which include utilities, housekeeping, dietary, repairs and maintenance, insurance and community level administrative costs, decreased by 4.2% due to sales during the second quarter of 2019 of four senior living communities to SNH, which communities we now manage for SNH's account, as well as a SNF to a third party, the sale during the second quarter of 2019 of three SNFs to a third party, and a decrease in repairs and maintenance and certain consulting and other purchase services expenses. The 1.0% decrease in other senior living operating expenses at the communities that we have operated continuously since April 1, 2018 was primarily due to a decrease in repairs and maintenance and certain consulting and other purchased services expenses.

Rent expense. Rent expense decreased by 36.2% due to the reduction in our rent pursuant to the Transaction Agreement, whereby our aggregate minimum monthly rent payable to SNH was reduced to $11.0 million commencing February 1, 2019 through December 31, 2019.

General and administrative expenses. General and administrative expenses increased by 11.2% primarily due to $1.1 million of transaction costs incurred in connection with the Transaction Agreement and $0.4 million in severance costs incurred during the second quarter of 2019 related to payments owed to a former Five Star executive officer.

Depreciation and amortization expense. Depreciation and amortization expense decreased by 67.2% due to the sale of approximately $78.9 million of fixed assets and improvements to SNH during the first half of 2019, sales during the first half of 2018 of four senior living communities to SNH, which communities we now manage for SNH's account, as well as a SNF to a third party, and the sale during the second quarter of 2019 of three SNFs to a third party.

(Loss) gain on sale of senior living communities. A loss on sale of senior living communities of $0.1 million was recorded during the three months ended June 30, 2019, primarily in connection with the sale of three SNFs to a third party during the second quarter of 2019. A gain on sale of senior living communities of $1.5 million was recorded during the three months ended June 30, 2018, primarily in connection with our sale of two senior living communities to SNH in June 2018.

Long lived asset impairment. For the three months ended June 30, 2019 and 2018, we recorded non-cash charges related to long lived asset impairments of $0.1 million and $0.4 million, respectively, to reduce the carrying value of certain of our long lived assets to their estimated fair values.

Interest, dividend and other income. Interest, dividend and other income increased by 90.4% due to the combination of higher stated interest rates and increased cash balances invested during the period.

Interest and other expense. Interest and other expense increased by 50.0% for the three months ended June 30, 2019 compared to the same period in 2018 primarily due to increased borrowings under our prior credit facility, partially offset by SNH's assumption of two mortgage notes in connection with our sale of three senior living communities during the first half of 2018.

Unrealized (loss) gain on equity investments. Unrealized (loss) gain on equity investments represents adjustments made to our investments in equity securities to record amounts to fair value.

Realized gain (loss) on sale of debt and equity investments, net of tax. Realized gain (loss) on sale of debt and equity investments represents our realized gain (loss) on investments, net of applicable taxes.

Benefit (provision) for income taxes. For the three months ended June 30, 2019 and 2018, we recognized a benefit for income taxes of $0.7 million and a provision of $0.3 million, respectively. The benefit for income taxes for the three months ended June 30, 2019 is related to a decrease to our cumulative federal and state income taxes through June 30, 2019 compared to March 31, 2019. The provision for income taxes for the three months ended June 30, 2018 is due to our state income taxes.

Equity in earnings of an investee, net of tax. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key Statistical Data For the Six Months Ended June 30, 2019 and 2018:
The following tables present a summary of our operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(dollars in thousands, except average monthly rate)	2019	2018	Change	%/bps Change
Senior living revenue	$551,431	$545,407	$6,024	1.1%
Management fee revenue	8,007	7,399	608	8.2%
Reimbursed costs incurred on behalf of managed communities	151,824	135,809	16,015	11.8%
Total revenues	711,262	688,615	22,647	3.3%
Senior living wages and benefits	(288,879)	(276,882)	11,997	4.3%
Other senior living operating expenses	(149,344)	(149,541)	(197)	(0.1)%
Costs incurred on behalf of managed communities	(151,824)	(135,809)	16,015	11.8%
Rent expense	(87,804)	(104,358)	(16,554)	(15.9)%
General and administrative expenses	(47,050)	(38,440)	8,610	22.4%
Depreciation and amortization expense	(11,106)	(17,837)	(6,731)	(37.7)%
(Loss) gain on sale of senior living communities	(101)	7,193	(7,294)	(101.4)%
Long lived asset impairment	(3,260)	(365)	2,895	793.2%
Interest, dividend and other income	571	385	186	48.3%
Interest and other expense	(1,812)	(1,307)	505	38.6%
Unrealized gain (loss) on equity investments	328	(6)	334	5,566.7%
Realized gain (loss) on sale of debt and equity investment, net of tax	236	(10)	246	2,460.0%
Provision for income taxes	(785)	(537)	248	46.2%
Equity in earnings of an investee, net of tax	534	56	478	853.6%
Net loss	$(29,034)	$(28,843)	$(191)	0.7%
Total number of communities (end of period):
Owned and leased communities	205	208	(3)	(1.4)%
Managed communities	77	75	2	2.7%
Number of total communities	282	283	(1)	(0.4)%
Total number of living units (end of period):
Owned and leased living units (1)	21,912	22,290	(378)	(1.7)%
Managed living units (1)	10,084	9,510	574	6.0%
Number of total living units (1)	31,996	31,800	196	0.6%

Owned and leased communities:
Occupancy % (1) (2)	83.0%	81.5%	n/a	150	bps
Average monthly rate (2) (3)	$4,781	$4,752	$29
Percent of senior living revenue from Medicaid	12.1%	12.2%	n/a	(10)	bps
Percent of senior living revenue from Medicare	10.9%	11.0%	n/a	(10)	bps
Percent of senior living revenue from private and other sources	77.0%	76.8%	n/a	20	bps

(1) Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(2) Occupancy and average monthly rate for the six months ended June 30, 2018 include data for the senior living communities that were sold to SNH during such period as owned until the time of sale and as managed from the time of sale through the end of such period.
(3) Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues for senior living services divided by occupied units during the period, and multiplying it by 30 days.
Comparable communities (senior living communities that we have operated continuously since January 1, 2018):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended June 30,
(dollars in thousands, except average monthly rate)	2019	2018	Change	%/bps Change
Senior living revenue	$539,580	$527,667	$11,913	2.3%
Management fee revenue	6,888	6,824	64	0.9%
Senior living wages and benefits	281,102	266,272	(14,830)	5.6%
Other senior living operating expenses	146,503	143,959	(2,544)	1.8%
Total number of communities (end of period):
Owned and leased communities	205	205	—	—%
Managed communities	70	70	—	—%
Number of total communities	275	275	—	—%
Total number of living units (end of period):
Owned and leased living units (1)	21,912	22,012	(100)	(0.5)%
Managed living units (1)	9,059	9,046	13	0.1%
Number of total living units (1)	30,971	31,058	(87)	(0.3)%

Owned and leased communities (1):
Occupancy % (1)	83.0%	81.6%	n/a	140	bps
Average monthly rate (2)	$4,743	$4,708	$35	0.7%
Percent of senior living revenue from Medicaid	11.3%	10.8%	n/a	50	bps
Percent of senior living revenue from Medicare	10.2%	10.5%	n/a	(30)	bps
Percent of senior living revenue from private and other sources	78.5%	78.7%	n/a	(20)	bps

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
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The following is a discussion of our operating results for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Senior living revenue. Senior living revenue increased approximately 1.1% due to an increase in occupancy and average monthly rates from residents who pay privately for services, as well as an increase in revenues from ancillary services, such as rehabilitation and wellness services, partially offset by sales during the first half of 2018 of four senior living communities to SNH, which communities we now manage for SNH's account, as well as a SNF to a third party, and the sale during the second quarter of 2019 of three SNFs to a third party. The 2.3% increase in senior living revenue at the communities that we have operated continuously since January 1, 2018 was primarily due to an increase in occupancy and average monthly rates.

Management fee revenue. Management fee revenue increased by 8.2% due to an increase in the number of managed communities to 77 from 75.

Reimbursed costs incurred on behalf of managed communities. Reimbursed costs incurred on behalf of managed communities increased by 11.8% due to an increase in the number of managed communities to 77 from 75.

Senior living wages and benefits. Senior living wages and benefits increased by 4.3% primarily due to an increase in our salaries and wages of $9.8 million attributable to the aforementioned competitive labor market and, in certain jurisdictions, legislation and regulations that increased the minimum wage; as a result, we have focused on reducing employee turnover through being competitive in the marketplace with respect to cash compensation and other benefits. In addition, outside labor costs have increased $4.8 million primarily due to the transition of the SNFs that SNH owns and leases to us, which we and SNH have agreed to sell. These increases were partially offset by a decrease in employee health insurance expense, sales during the first half of 2018 of four senior living communities to SNH, which communities we now manage for SNH's account, as well as a SNF to a third party, and the sale during the second quarter of 2019 of three SNFs to a third party. The 5.6% increase in senior living wages and benefits at the communities that we have operated continuously since January 1, 2018 is due an increase in our salaries and wages attributable to our focus on reducing employee turnover through being competitive in the marketplace with respect to cash compensation and other benefits, in conjunction with increased outside labor costs due to the transition of the SNFs that SNH owns and leases to us, which we and SNH have agreed to sell, partially offset by a decrease in employee health insurance expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other senior living operating expenses. Other senior living operating expenses, which include utilities, housekeeping, dietary, repairs and maintenance, insurance and community level administrative costs, decreased by 0.1% primarily due to sales during the first half of 2018 of four senior living communities to SNH, which communities we now manage for SNH's account, as well as a SNF to a third party, and the sale during the second quarter of 2019 of three SNFs to a third party, partially offset by an increase in repairs and maintenance and certain consulting and other purchased services expenses. The 1.8% increase in other senior living operating expenses at the communities that we have operated continuously since January 1, 2018 was primarily due to an increase in repairs and maintenance and certain consulting and other purchased services expenses.

Rent expense. Rent expense decreased by 15.9% directly attributable to the Transaction Agreement, whereby our aggregate minimum monthly rent payable to SNH was reduced to $11.0 million commencing February 1, 2019 through December 31, 2019.

General and administrative expenses. General and administrative expenses increased by 22.4% primarily due to $8.8 million of transaction costs incurred in connection with the Transaction Agreement.

Depreciation and amortization expense. Depreciation and amortization expense decreased by 37.7% due to the sale of approximately $78.9 million of fixed assets and improvements to SNH during the first half of 2019, sales during the first half of 2018 of four senior living communities to SNH, which communities we now manage for SNH's account, as well as a SNF to a third party, and the sale during the second quarter of 2019 of three SNFs to a third party.

Loss (gain) on sale of senior living communities. A loss on sale of senior living communities of $0.1 million was recorded during the six months ended June 30, 2019, primarily in connection with the sale of three SNFs to a third party during the second quarter of 2019. A gain on sale of senior living communities of $7.2 million was recorded during the six months ended June 30, 2018, primarily in connection with our sale of four senior living communities to SNH during the first half of 2018.

Long lived asset impairment. For the six months ended June 30, 2019, and 2018, we recorded non-cash charges for long lived asset impairment of $3.3 million and $0.4 million, respectively, to reduce the carrying value of certain of our long lived assets to their estimated fair values.

Interest, dividend and other income. Interest, dividend and other income increased by 48.3% due to the combination of higher stated interest rates and increased cash balances invested during the period.

Interest and other expense. Interest and other expense increased by 38.6% primarily due to increased borrowings under our prior credit facility, partially offset by SNH's assumption of two mortgage notes in connection with our sale of three senior living communities during the first half of 2018.

Unrealized gain (loss) on equity investments. Unrealized gain (loss) on equity investments represents adjustments made to our investments in equity securities to record amounts to fair value.

Realized gain (loss) on sale of debt and equity investments, net of tax. Realized gain (loss) on sale of debt and equity investments represents our realized gain (loss) on investments, net of applicable taxes.

Provision for income taxes. For the six months ended June 30, 2019 and 2018, we recognized a provision for income taxes of $0.8 million and $0.5 million, respectively. The provision for income taxes for the six months ended June 30, 2019 is related to our federal and state income tax obligations. The provision for income taxes for the six months ended June 30, 2018 is due to our state income taxes.

Equity in earnings of an investee, net of tax. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, we had $35.5 million of unrestricted cash and cash equivalents, $62.5 million available for borrowing under our credit facility and $25.0 million available for borrowing under the SNH credit facility. The amount of available borrowings under our credit facility is subject to our having qualified collateral, which is primarily based on the value of the assets securing our obligations under our credit facility. Accordingly, the availability of borrowings under our credit facility at any time may be less than $65 million.

Our principal sources of funds to meet operating and capital expenses and debt service obligations are cash flows from operating activities, unrestricted cash balances, sales to, or other funding by, SNH of capital improvements at senior living communities SNH owns and we operate, and borrowings under our credit facilities. We believe that these sources will be sufficient to meet our operating and capital expenses and debt service obligations for the next 12 months.

Our future cash flows from operating activities will depend primarily upon our ability to maintain or increase the occupancy of, and the rental rates at, our senior living communities and our ability to control operating expenses at our senior living communities. If occupancy at our senior living communities declines, the rates we receive from residents who pay for our services with private resources decline, government reimbursement rates are reduced, our operating expenses increase or if we are unable to generate positive cash flows for an extended period for these or other reasons, we expect that we would explore various alternatives to fund our operations. Such alternatives may include seeking to reduce our costs, incurring debt under or in addition to our credit facility, engaging in sale and manageback transactions, mortgage financing our owned senior living communities and issuing other debt or equity securities. Although we believe these alternatives will be available to us, we cannot be sure that they will be. See Note 9 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our leases and management agreements and the modification of our business arrangements with SNH pursuant to the Transaction Agreement.

Assets and Liabilities

At June 30, 2019, we had $35.5 million of unrestricted cash and cash equivalents compared to $29.5 million at December 31, 2018. Our total current and long term assets were $153.0 million and $1,097.0 million, respectively, at June 30, 2019 compared to $138.1 million and $267.6 million, respectively, at December 31, 2018. Our total current and long term liabilities were $270.1 million and $870.2 million, respectively, at June 30, 2019 compared to $229.7 million and $104.8 million, respectively, at December 31, 2018. The increase in total current assets primarily relates to an increase in assets held for sale, which consists of net property and equipment previously classified as long term, primarily as a result of our entering into the Transaction Agreement with SNH, and an increase in cash and cash equivalents. These increases were partially offset by a decrease in due from related persons related to timing differences in when payments were received, a decline in prepaid and other current assets attributed to the timing of when real estate tax payments are made and the receipt of cash in the current period related to the monetization of alternative minimum tax credits in the prior year. The increase in long term assets is the result of recording right of use assets in connection with the adoption of ASU No. 2016-02, partially offset by the sale of $78.9 million of fixed assets and improvements to SNH. The increase in total current liabilities primarily relates to recording lease liabilities in connection with the adoption of ASU No. 2016-02, an increase in accrued compensation and benefits due to timing differences in when the pay dates prior to the end of each period occurred and in when the payment of other payroll items occurred, partially offset by repayment of the outstanding borrowings under our credit facility in the current period, a decrease in accounts payable and accrued expenses due to timing differences in when payments were made, and a decrease in other current liabilities due to the short term portion of our deferred gain related to our sale and leaseback transaction with SNH in 2017 being recorded through retained earnings on January 1, 2019 in connection with the adoption of ASU No. 2016-02. The increase in long term liabilities is primarily due to the result of recording lease liabilities, partially offset by our deferred gain on sale and leaseback transaction being recorded through retained earnings on January 1, 2019, both of which were in connection with the adoption of ASU No. 2016-02.

We had cash flows provided by operating activities of $6.5 million for the six months ended June 30, 2019 compared to cash flows used in operating activities of $23.3 million for the same period in 2018. The increase in cash flows provided by operating activities for the six months ended June 30, 2019 compared to the same period in 2018 is primarily the result of the reduction in monthly minimum rent payable to SNH under our master leases to $11.0 million (subject to adjustment), commencing February 1, 2019, as a result of our entering into the Transaction Agreement with SNH. This positive impact was partially offset by transaction fees paid as a direct result of the Transaction Agreement.

We had cash flows provided by investing activities of $56.7 million for the six months ended June 30, 2019 compared to $19.0 million for the same period in 2018. The increase in cash flows provided by investing activities was primarily due to the sale of approximately $78.9 million of fixed assets and improvements to SNH, partially offset by $31.9 million of net proceeds

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

received from the sale of four senior living communities to SNH during the first half of 2018. Acquisitions of property and equipment, net of sales of qualified improvements we made to SNH pursuant to our leases with SNH, were $(54.5) million and $15.2 million for the six months ended June 30, 2019 and 2018, respectively.

We had cash flows used in financing activities of $52.9 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively. The increase in cash flows used in financing activities for the six months ended June 30, 2019 was primarily due to our repayment of $51.5 million in outstanding borrowings under our credit facility in June 2019.

We previously determined it was more likely than not that a majority of our net deferred tax assets would not be realized and concluded that a valuation allowance was required, which eliminated the majority of our net deferred tax assets recorded in our consolidated balance sheets. In the future, if we believe that we will more likely than not realize the benefit of these deferred tax assets, we will adjust our valuation allowance and recognize an income tax benefit, which may affect our results of operations. If we complete the Share Issuances, our net operating loss and tax credit carryforwards may be subject to limitations on usage or elimination.

Our Leases and Management Agreements with SNH

As of June 30, 2019, we leased 181 senior living communities from SNH under five leases. Our total annual rent payable to SNH as of June 30, 2019 was $131.2 million, excluding percentage rent based on increases in gross revenues at certain communities. Our total rent expense under all our leases with SNH, which for 2018 was net of lease inducement amortization and the amortization of the deferred gain associated with the June 2016 sale and leaseback transaction, was $32.5 million and $51.4 million for the three months ended June 30, 2019 and 2018, respectively, for which 2018 included approximately $1.3 million in estimated percentage rent due to SNH. For the three months ended June 30, 2019 no percentage rent payments were due. The Transaction Agreement we entered into with SNH on April 1, 2019, modified our existing business arrangements with SNH. Various aspects of that Transaction Agreement were, or will be, effective at different dates. Pursuant to the Transaction Agreement, among other matters, our monthly minimum rent payable to SNH is set at $11.0 million for the period from February 1, 2019 through December 31, 2019, subject to adjustment and extension. As the Transaction Agreement was not entered into until April 1, 2019, our rent expense for the three months ended March 31, 2019 was not adjusted for the rent reduction for February and March 2019 even though we did not pay, and are not obligated to pay, the prior rent amounts that were in excess of the modified amount. Instead, that amount is being amortized over the remaining lives of the applicable master leases in accordance with GAAP. The transactions contemplated by the Transaction Agreement are subject to conditions, including among others, the receipt of certain regulatory approvals. For more information regarding our Transaction Agreement and the modifications to our existing business arrangements with SNH, see Notes 1 and 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “—2019 Transaction Agreement with SNH and Refinanced Credit Facility” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Under our existing leases with SNH, upon our request, SNH may purchase capital improvements made at the communities we lease from SNH. During the six months ended June 30, 2019, we sold to SNH $29.8 million of improvements made at the communities we lease from SNH. In addition, pursuant to the Transaction Agreement, we sold approximately $50.0 million of unencumbered fixed assets and improvements related to SNH's senior living communities leased and operated by us, which amount was subsequently adjusted to $49.2 million due to the exclusion of certain fixed assets in accordance with the Transaction Agreement. Also pursuant to the Transaction Agreement, our monthly minimum rent payable to SNH is set at $11.0 million for the period from February 1, 2019 through December 31, 2019, subject to adjustment and extension; as a result, capital improvements that SNH purchases from us during that period will not result in an increase in our monthly minimum rent. The sales of capital improvements that we made to SNH for the three months ended March 31, 2019 occurred after February 1, 2019.

As of June 30, 2019, we managed 77 senior living communities for the account of SNH and its related entities pursuant to long term management agreements and pooling agreements that combine various calculations of revenues and expenses from the operations of the communities covered by the applicable pooling agreements. We earned management fees attributable to senior living communities we manage for SNH's account of $4.0 million and $3.8 million for the three months ended June 30, 2019 and 2018, respectively and $8.0 million and $7.4 million for the six months ended June 30, 2019 and 2018, respectively. Included in these amounts were fees we earned for our management of capital expenditure projects of $0.2 million for each of the three months ended June 30, 2019 and 2018, and $0.3 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.

In November 2017, we entered a transaction agreement with SNH pursuant to which we agreed to sell six senior living communities to SNH and, as we sold these communities, enter into new management agreements with SNH for us to manage the sold communities for SNH's account, with the new management agreements being combined pursuant to two new pooling

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

agreements between us and SNH. In December 2017, January 2018, February 2018 and June 2018, we sold to, and began managing for the account of, SNH, these six senior living communities, and, concurrently with those sales, we and SNH entered management agreements for each of these senior living communities and two new pooling agreements.

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

Our Revenues

We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018. Our adoption of ASC Topic 606 did not result in an adjustment to our beginning retained earnings and did not have a material impact on the amount and timing of our revenue recognition for the three and six months ended June 30, 2019 or 2018.

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

At some of our senior living communities (principally our SNFs) and our rehabilitation and wellness clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation and wellness services. We derived approximately 23.0% and 23.2% of our consolidated revenues from these government funded programs during the six months ended June 30, 2019 and 2018, respectively. Our net Medicare revenues totaled $59.8 million and $60.1 million during the six months ended June 30, 2019 and 2018, respectively. Our net Medicaid revenues totaled $66.9 million and $66.3 million during the six months ended June 30, 2019 and 2018, respectively.

On June 24, 2019, President Trump signed an executive order intended to improve health care price and quality transparency and protect patients from surprise medical bills. The executive order advances many policy initiatives, including the directive for certain federal agencies to solicit comments from the public on a proposal to require healthcare providers and health insurance issuers to provide or facilitate access to information about expected out-of-pocket costs for items or services to patients before they receive care.

On July 16, 2019, the Centers for Medicare & Medicaid Services, or CMS, announced two rules - one final and one proposed - related to the requirements that long term care, or LTC, facilities must meet to participate in the Medicare and Medicaid programs. Specifically, the final rule repeals the prohibition on the use of pre-dispute, binding arbitration agreements by LTC facilities. The final rule also imposes certain safeguards intended to increase the transparency of arbitration agreements used by LTC facilities, as well as the related arbitration process, including requiring that a facility not require any resident or his or her representative to sign an arbitration agreement as a condition of admission to the facility. Under the proposed rule, CMS proposes to further reform the requirements for LTC facilities by eliminating or reducing certain requirements deemed unnecessary, obsolete, or excessively burdensome. Notably, CMS put forward proposals to modify certain requirements related to grievance policies, infection control staffing, and compliance program requirements, among other changes.

On July 30, 2019, CMS issued a final rule updating Medicare payments to SNFs under the SNF prospective payment system for federal fiscal year 2020, which CMS estimates will increase payments to SNFs by an aggregate of $851 million, or 2.4%, compared to federal fiscal year 2019. In addition, CMS has finalized changes to the definition of group therapy performed in a SNF setting in order to align the definition with other post-acute settings. Previously, a group had been defined as having exactly four patients. Under the new definition, a group may have between two and six patients doing the same or similar activities. Further, CMS finalized two new quality measures related to data exchange between SNFs and other providers for inclusion in the SNF Quality Reporting Program.

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

For further information regarding government healthcare funding and regulation and the possible impact on us and our business, revenues and operations, see the sections captioned “Business—Government Regulation and Reimbursement” in Part I, Item I and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues” in Part II, Item 7 of our Annual Report and the section captioned "—Our Revenues" in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

Insurance

Increases over time in the costs of insurance, especially professional and general liability insurance, workers’ compensation and employee health insurance, have had an adverse impact upon our results of operations. Although we self insure a large portion of these costs, our costs have increased as a result of the higher costs that we incur to settle claims and to purchase insurance for claims in excess of the self insurance amounts. These increased costs may continue in the future. Further, we may realize increased premiums for other forms of insurance we obtain from third parties, such as for property, casualty and business interruption coverage. For more information about our existing insurance see “Business—Insurance” in Part I, Item I of our Annual Report.

Debt Financings and Covenants

We replaced our $54.0 million prior credit facility with our $65.0 million secured revolving credit facility, that we currently maintain and is available for general business purposes. Our credit facility matures in June 2021. Subject to our payment of extension fees and meeting other conditions, we have the option to extend the stated maturity date of our credit facility for a one year period. We are required to pay interest at a rate of LIBOR plus a premium of 250 basis points per annum, or at a base rate as defined in our credit agreement, plus 150 basis points per annum, on borrowings under our credit facility; the effective annual rates as of June 30, 2019 were 4.93% and 7.00%, respectively. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the available borrowings under our credit facility. No principal repayment is due until maturity.

Our credit facility is secured by real estate mortgages on 11 senior living communities with a combined 1,245 living units owned by certain of our subsidiaries that guarantee our obligations under our credit facility. Our credit facility is also secured by these subsidiaries’ accounts receivable and related collateral. The amount of available borrowings under our credit facility is subject to our having qualified collateral, which is primarily based on the value of the communities securing our obligations under our credit facility. Our credit facility provides for acceleration of payment of all amounts outstanding under our credit facility upon the occurrence and continuation of certain events of default, including a change of control of us, as defined. Our credit agreement contains financial and other covenants, including those that restrict our ability to pay dividends or make other distributions to our stockholders in certain circumstances.

As of June 30, 2019 and August 6, 2019, we had no outstanding borrowings under our credit facility, $2.5 million in letters of credit issued under our credit facility and approximately $7.7 million of outstanding mortgage debt. As of June 30, 2019, we believe we were in compliance with all applicable covenants under our debt agreements.

Pursuant to the Transaction Agreement, on April 1, 2019, we obtained a $25.0 million line of credit from SNH. As of June 30, 2019 and August 6, 2019, we had no outstanding borrowings under this line of credit. For further information regarding this line of credit, see Note 9 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For more information regarding our debt financings and covenants, see Note 8 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Related Person Transactions

We have relationships and historical and continuing transactions with SNH, RMR LLC, ABP Trust and others related to them. For example: SNH is our former parent company, our largest landlord, the owner of the senior living communities that we manage and a significant stockholder of us, owning as of June 30, 2019, 8.3% of our outstanding common shares, and with which we have entered the Transaction Agreement, which provides for modifications for our existing business arrangements with SNH, and Adam Portnoy, the Chair of our Board of Directors and one of our Managing Directors, and our Secretary, are managing trustees of SNH; various services we require to operate our business are provided to us by RMR LLC pursuant to our business management agreement with RMR LLC and RMR LLC also provides management services to SNH; RMR LLC employs our President and Chief Executive Officer, our Executive Vice President, Chief Financial Officer and Treasurer, our Secretary and Adam Portnoy; Adam Portnoy, directly and indirectly through ABP Trust and its subsidiaries, is our largest stockholder, beneficially owning approximately 35.4% of our outstanding common shares as of June 30, 2019; a subsidiary of ABP Trust is also the landlord for our headquarters; and Adam Portnoy, through ABP Trust, is also the controlling shareholder of RMR Inc., which is the managing member of RMR LLC. We have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and some of which have directors, trustees or officers who are also directors, trustees or officers of us, SNH, RMR LLC or RMR Inc.

For further information about these and other such relationships and related person transactions, see Notes 9, 10 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business management agreement with RMR LLC, our various agreements with SNH and our lease and other agreements with subsidiaries of ABP Trust, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

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

We had a 180 calendar day grace period to regain compliance with the minimum bid price continued listing standard, but did not regain compliance during that period. Nasdaq granted us a second 180 calendar day grace period, or until October 21, 2019, to regain compliance with the minimum bid price continued listing standard. If we do not regain compliance within the second grace period, Nasdaq will provide notice that our common shares will be subject to delisting.

On June 12, 2019, we announced our intention to effect a reverse stock split of our issued and outstanding common shares at a ratio of one-for-ten. The reverse stock split is currently expected to take effect at approximately 5:00 p.m. Eastern Time on September 30, 2019, or the Effective Time. Accordingly, if the reverse stock split is completed at the Effective Time, every ten issued and outstanding common shares would be converted into one common share. No fractional shares will be issued in connection with the reverse share split. Instead, each stockholder that would otherwise be entitled to receive a fractional share will instead be entitled to receive, in lieu of such fractional share, cash in an amount equal to the relevant percentage of the product of a fraction of a share, multiplied by the closing price per common share, on a split-adjusted basis, as reported by Nasdaq on September 30, 2019. We expect that, as a result of the reverse stock split, we will regain compliance with Nasdaq listing standards.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, cash flows, liquidity and prospects include, but are not limited to:

•	The impact of conditions in the economy and the capital markets on us and our residents and other customers,

•	Competition within the senior living and other healthcare related services businesses,

•	Our operating leverage,

•	Seniors' delaying or forgoing moving to senior living communities or purchasing healthcare services from us,

•	Increases in tort and insurance liability costs,

•	Increases in our labor costs or in costs we pay for goods and services,

•	Actual and potential conflicts of interest with our related parties, including our Managing Directors, SNH, RMR LLC, ABP Trust and others affiliated with them,

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

For example:

•
Even though challenging conditions in the senior living industry continue to exist, there no longer exists a substantial doubt about our ability to continue as a going concern. However, our business and operations remain subject to substantial risks, including the risk that the transactions contemplated by the Transaction Agreement will not be completed, and many of these risks are beyond our control. As a result, our operations may not be profitable in the future and we may realize losses, which could negatively affect our ability to continue as a going concern,

•
We entered into the Transaction Agreement to modify our existing business arrangements with SNH, and certain of the transactions contemplated by the Transaction Agreement are expected to be effective January 1, 2020. These transactions are subject to conditions, including, among others, the receipt of certain licensing and other regulatory approvals. We cannot be sure that any or all of such conditions will be satisfied. Accordingly, these transactions may not become effective as of January 1, 2020 or at all, or the terms of such transactions may change,

•
The Share Issuances will require the effectiveness of a registration statement on Form S-1 to be filed by us with the SEC to register our common shares to be issued pursuant to the Share Issuances. The process of preparing the Form S-1 is time consuming and the time before the SEC declares the registration statement effective is beyond our control. Accordingly, we cannot be sure that the Transaction Agreement and the restructuring transactions will be completed within a specified time period or at all,

•
Our ability to operate senior living communities profitably depends upon many factors, including our ability to integrate new communities into our existing operations, as well as some factors which are beyond our control, such as the demand for our services arising from economic conditions generally and competition from other providers of senior living services. We may not be able to successfully integrate, operate, compete and profitably manage our senior living communities,

•
We expect to enter additional operating arrangements with SNH for additional senior living communities that SNH owns or may acquire in the future. However, we cannot be sure that we will enter any additional operating arrangements with SNH,

•
Our belief that the aging of the U.S. population and increasing life spans of seniors will increase demand for senior living communities and services may not be realized or may not result in increased demand for our services,

•	Our marketing initiatives may not succeed in increasing our occupancy and revenues, and they may cost more than any increased revenues they may generate,

•
At June 30, 2019, we had $35.5 million of unrestricted cash and cash equivalents. As of June 30, 2019, we had no borrowings under our $65.0 million credit facility or $25.0 million SNH credit facility, letters of credit issued in an aggregate amount of $2.5 million and $62.5 million available for borrowing under our credit facility. These statements may imply that we may have sufficient cash liquidity. However, we have been incurring operating losses and have a large accumulated deficit. Moreover, our operations and business require significant amounts of working cash and require us to make significant capital expenditures to maintain our competitiveness. Accordingly, we may not have sufficient cash liquidity,

•
Circumstances that adversely affect the ability of seniors or their families to pay for our services, such as economic downturns, weakening housing market conditions, higher levels of unemployment among our residents' or potential residents' family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics generally could affect the profitability of our senior living communities,

•
Residents who pay for our services with their private resources may become unable to afford our services, resulting in decreased occupancy and decreased revenues at our senior living communities and our increased reliance on lower rates from government agencies and other payers,

•
The various federal and state government agencies which pay us for the services we provide to some of our residents are currently experiencing budgetary constraints and may lower the Medicare, Medicaid and other rates they pay us,

•	We may be unable to repay our debt obligations when they become due,

•	Actual costs under our credit facility will be higher than LIBOR plus a premium because of other fees and expenses associated with our credit facility,

•
The amount of available borrowings under our credit facility is subject to our having qualified collateral, which is primarily based on the value of the assets securing our obligations under our credit facility. Accordingly, the availability of borrowings under our credit facility at any time may be less than $65.0 million. Also, the availability of borrowings under our credit facility is subject to our satisfying certain financial covenants and other conditions that we may be unable to satisfy,

•
The amount of available borrowings under our SNH credit facility is subject to conditions. Further, the SNH credit facility is scheduled to mature at the Conversion Time. As such, it is not a long term source of financing for us,

•
Our actions and approach to managing our insurance costs, including our operating an offshore captive insurance company and self insuring with respect to certain liability matters, may not be successful and could result in our incurring significant costs and liabilities that we will be responsible for funding,

•
Contingencies in our and SNH’s applicable acquisition and sale agreements may not be satisfied and our and SNH’s applicable pending acquisitions and sales and any related leases, management or pooling arrangements we may expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,

•	We may be unable to meet collateral requirements related to our workers’ compensation insurance program for future policy years, which may result in increased costs for such insurance program,

•	We may not be able to sell communities that we may seek to sell on terms acceptable to us or otherwise,

•
We currently expect to effect a 1:10 reverse stock split on or before September 30, 2019. However, this reverse stock split is subject to approval by our Board of Directors; as a result, this reverse stock split may not occur, may be delayed or accelerated, or its terms may change. Further, the benefits that we expect may be achieved from the reverse stock split, if it occurs, may not be realized, including our regaining compliance with Nasdaq listing standards; if we fail to regain and thereafter maintain compliance with Nasdaq listing standards, Nasdaq may initiate proceedings to delist our common shares,

•
We believe that our relationships with our related parties, including SNH, RMR LLC, ABP Trust and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and

•
Our senior living communities are subject to extensive government regulation, licensure and oversight. We sometimes experience deficiencies in the operation of our senior living communities, and some of our communities may be prohibited from admitting new residents, or our license to continue operations at a community may be revoked. Also, operating deficiencies or a license revocation at one or more of our senior living communities may have an adverse impact on our ability to operate, obtain licenses for, or attract residents to, our other communities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2019:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2019	2,543	$0.57	—	$—
Total	2,543	$0.57	—	$—

(1)
These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of a former RMR LLC employee in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

Item 5. Other Information

On August 6, 2019, our Board of Directors elected Margaret S. Wigglesworth as our Senior Vice President and Chief Operating Officer effective August 12, 2019. Prior to joining us, Ms. Wigglesworth, age 64, served as an executive vice president of the International Council of Shopping Centers, a 70,000 member global trade association, and has held various management positions at several multi-national public and private companies and trade associations, including Cresa, Colliers International Group Inc. and the Coalition of Service Industries.

Also on August 6, 2019, our Board of Directors appointed Ellen Snow as our Chief Accounting Officer effective August 31, 2019. Ms. Snow, age 47, currently serves as an independent financial consultant, including to us and previously to RMR LLC. Ms. Snow previously served as the vice president of finance and corporate controller of Anika Therapeutics, Inc., a global public medical technology company, and has held various accounting and finance positions at several private companies, including Benchmark Senior Living LLC and Catalyst Health Ventures.

Ms. Wigglesworth’s annual base salary has been set at $300,000, effective August 12, 2019, and Ms. Snow’s annual base salary has been set at $235,000, effective August 31, 2019. Ms. Snow will also receive a signing bonus of $16,000. Mses. Wigglesworth and Snow will be eligible for bonuses as determined in the discretion of our Board of Directors and share awards as determined in the discretion of the Compensation Committee of our Board of Directors.

Mses. Wigglesworth and Snow have each advised us that she has no arrangement or understanding with any other person pursuant to which she was elected as an officer, and neither Ms. Wigglesworth nor Ms. Snow has any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K. Neither Ms. Wigglesworth nor Ms. Snow has any family relationship with any member of our Board of Directors or any of our executive officers.

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

10.1
Second Amended and Restated Credit Agreement, dated as of June 12, 2019, among the Company, the Guarantors party thereto, Citibank, N.A. and the other parties thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 11, 2019.)

10.2	Summary of Director Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 11, 2019.)
10.3
Partial Termination of and Seventeenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of May 1, 2019, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Filed herewith.)

10.4
Partial Termination of and Twelfth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of May 1, 2019, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Filed herewith.)

10.5	Form of Indemnification Agreement.(+) (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE STAR SENIOR LIVING INC.
/s/ Katherine E. Potter
Katherine E. Potter
President and Chief Executive Officer
Dated: August 7, 2019

/s/ Jeffrey C. Leer
Jeffrey C. Leer
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: August 7, 2019