Form 10-Q
period 2019-09-30
FIVE STAR SENIOR LIVING INC.
filed 2019-11-06
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
or
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
Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐ No   ☒

Number of registrant’s shares of common stock, $.01 par value, outstanding as of November 5, 2019:  5,082,334.

FIVE STAR SENIOR LIVING INC.
FORM 10-Q
September 30, 2019

References in this Quarterly Report on Form 10-Q to the Company, Five Star, we, us or our include Five Star Senior Living Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.   Financial Information
Item 1.  Condensed Consolidated Financial Statements

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$39,423	$29,512
Accounts receivable, net of allowance of $4,727 and $3,422 at September 30, 2019 and December 31, 2018, respectively	36,084	37,758
Due from related persons	6,406	7,855
Investments, of which $11,984 and $11,285 are restricted at September 30, 2019 and December 31, 2018, respectively	21,360	20,179
Restricted cash	23,047	19,720
Prepaid expenses and other current assets	25,050	23,029
Assets held for sale	13,416	—
Total current assets	164,786	138,053

Property and equipment, net	164,736	243,873
Equity investment of an investee	9,340	8,633
Restricted cash	1,478	923
Restricted investments	6,556	8,073
Right of use assets	878,673	—
Other long term assets	6,196	6,069
Total assets	$1,231,765	$405,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$—	$51,484
Accounts payable and accrued expenses	76,816	69,667
Current portion of lease liabilities	94,432	—
Accrued compensation and benefits	44,626	35,421
Due to related persons	19,344	18,883
Mortgage notes payable	356	339
Accrued real estate taxes	2,271	12,959
Security deposits and current portion of continuing care contracts	691	3,468
Other current liabilities	33,842	37,472
Liabilities held for sale	16,053	—
Total current liabilities	288,431	229,693

Long term liabilities:
Mortgage notes payable	7,263	7,533
Long term portion of lease liabilities	798,826	—
Accrued self-insurance obligations	31,929	33,030
Deferred gain on sale and leaseback transaction	—	59,478
Other long term liabilities	1,518	4,721
Total long term liabilities	839,536	104,762

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01: 75,000,000 shares authorized, 5,082,334 and 5,085,345 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	51	51
Additional paid in capital	362,314	362,012
Accumulated deficit	(261,263)	(292,636)
Accumulated other comprehensive income	2,696	1,742
Total shareholders’ equity	103,798	71,169
	$1,231,765	$405,624
The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Senior living revenue	$270,047	$272,701	$821,478	$818,108
Management fee revenue	4,053	4,009	12,060	11,408
Reimbursed costs incurred on behalf of managed communities	80,909	72,200	232,733	208,009
Total revenues	355,009	348,910	1,066,271	1,037,525

Operating expenses:
Senior living wages and benefits	147,048	142,035	435,927	418,917
Other senior living operating expenses	78,209	76,761	227,553	226,302
Costs incurred on behalf of managed communities	80,909	72,200	232,733	208,009
Rent expense	33,169	52,282	120,973	156,640
General and administrative expenses	20,094	18,965	67,144	57,405
Depreciation and amortization expense	2,818	9,137	13,924	26,974
Loss (gain) on sale of senior living communities	749	62	850	(7,131)
Long lived asset impairment	18	—	3,278	365
Total operating expenses	363,014	371,442	1,102,382	1,087,481

Operating loss	(8,005)	(22,532)	(36,111)	(49,956)

Interest, dividend and other income	414	192	985	577
Interest and other expense	(384)	(466)	(2,196)	(1,773)
Unrealized gain on equity investments	148	133	476	127
Realized (loss) gain on sale of debt and equity investments, net of tax	(9)	2	227	(8)

Loss before income taxes and equity in earnings of an investee	(7,836)	(22,671)	(36,619)	(51,033)
Benefit (provision) for income taxes	687	263	(98)	(274)
Equity in earnings of an investee, net of tax	83	826	617	882
Net loss	$(7,066)	$(21,582)	$(36,100)	$(50,425)

Weighted average shares outstanding—basic and diluted	5,012	4,968	5,007	4,964
Net loss per share—basic and diluted	$(1.41)	$(4.34)	$(7.21)	$(10.16)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net loss	$(7,066)	$(21,582)	$(36,100)	$(50,425)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	1,085	3	864	(437)
Equity in unrealized (loss) gain of an investee, net of tax	(46)	173	90	90
Realized (gain) loss on investments reclassified and included in net loss, net of tax	(1)	25	—	92
Other comprehensive income (loss)	1,038	201	954	(255)
Comprehensive loss	$(6,028)	$(21,381)	$(35,146)	$(50,680)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three and Nine Months Ended September 30, 2019
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2018	5,085,345	$51	$362,012	$(292,636)	$1,742	$71,169
Comprehensive loss:
Net loss	—	—	—	(33,215)	—	(33,215)
Unrealized loss on investments, net of tax	—	—	—	—	(205)	(205)
Realized loss on investments reclassified and included in net loss, net of tax	—	—	—	—	4	4
Equity in unrealized gain of an investee, net of tax	—	—	—	—	65	65
Total comprehensive loss	—	—	—	(33,215)	(136)	(33,351)
Cumulative effect adjustment to beginning retained earnings in connection with the adoption of FASB ASU No. 2016-02	—	—	—	67,473	—	67,473
Grants under share award plan and share based compensation	—	—	97	—	—	97
Repurchases and forfeitures under share award plan	(1,042)	—	—	—	—	—
Balance at March 31, 2019	5,084,303	$51	$362,109	$(258,378)	$1,606	$105,388
Comprehensive income:
Net income	—	—	—	4,181	—	$4,181
Unrealized loss on investments, net of tax	—	—	—	—	(16)	(16)
Realized gain on investments reclassified and included in net income, net of tax	—	—	—	—	(3)	(3)
Equity in unrealized gain of an investee, net of tax	—	—	—	—	71	71
Total comprehensive income	—	—	—	4,181	52	4,233
Grants under share award plan and share based compensation	6,250	—	123	—	—	123
Repurchases and forfeitures under share award plan	(3,964)	—	2	—	—	2
Balance at June 30, 2019	5,086,589	$51	$362,234	$(254,197)	$1,658	$109,746
Comprehensive loss:
Net loss	—	—	—	(7,066)	—	$(7,066)
Unrealized gain on investments, net of tax	—	—	—	—	1,085	1,085
Realized gain on investments reclassified and included in net loss, net of tax	—	—	—	—	(1)	(1)
Equity in unrealized loss of an investee, net of tax	—	—	—	—	(46)	(46)
Total comprehensive loss	—	—	—	(7,066)	1,038	(6,028)
Repurchase of fractional shares	(515)	—	—	—	—	—
Grants under share award plan and share based compensation	—	—	82	—	—	82
Repurchases and forfeitures under share award plan	(3,740)	—	(2)	—	—	(2)
Balance at September 30, 2019	5,082,334	$51	$362,314	$(261,263)	$2,696	$103,798

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three and Nine Months Ended September 30, 2018
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2017	5,052,442	$51	$361,396	$(220,489)	$4,036	$144,994
Comprehensive loss:
Cumulative effect of reclassification of unrealized gain on equity investments in connection with the adoption of FASB ASU No. 2016-01	—	—	—	1,947	(1,947)	—
Net loss	—	—	—	(7,949)	—	(7,949)
Unrealized loss on investments, net of tax	—	—	—	—	(397)	(397)
Realized gain on investments reclassified and included in net loss, net of tax	—	—	—	—	(3)	(3)
Equity in unrealized gain of an investee, net of tax	—	—	—	—	(93)	(93)
Total comprehensive loss	—	—	—	(6,002)	(2,440)	(8,442)
Grants under share award plan and share based compensation	1,250	—	211	—	—	211
Balance at March 31, 2018	5,053,692	$51	$361,607	$(226,491)	$1,596	$136,763
Comprehensive loss:
Net loss	—	—	—	(20,894)	—	(20,894)
Unrealized loss on investments, net of tax	—	—	—	—	(43)	(43)
Realized loss on investments reclassified and included in net loss, net of tax	—	—	—	—	70	70
Equity in unrealized gain of an investee, net of tax	—	—	—	—	10	10
Total comprehensive loss	—	—	—	(20,894)	37	(20,857)
Grants under share award plan and share based compensation	6,250	—	73	—	—	73
Repurchases and forfeitures under share award plan	(1,134)	—	207	—	—	207
Balance at June 30, 2018	5,058,808	$51	$361,887	$(247,385)	$1,633	$116,186
Comprehensive loss:
Net loss	—	—	—	(21,582)	—	(21,582)
Unrealized gain on investments, net of tax	—	—	—	—	3	3
Realized loss on investments reclassified and included in net loss, net of tax	—	—	—	—	25	25
Equity in unrealized gain of an investee, net of tax	—	—	—	—	173	173
Total comprehensive loss	—	—	—	(21,582)	201	(21,381)
Grants under share award plan and share based compensation	—	—	—	—	—	—
Repurchases and forfeitures under share award plan	(834)	—	163	—	—	163
Balance at September 30, 2018	5,057,974	$51	$362,050	$(268,967)	$1,834	$94,968

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(36,100)	$(50,425)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	13,924	26,974
Loss (gain) on sale of senior living communities	850	(7,131)
Unrealized gain on equity securities	(476)	(127)
Realized (gain) loss on sale of debt and equity investments	(227)	8
Loss on disposal of property and equipment	86	263
Long lived asset impairment	3,278	365
Equity in earnings of an investee, net of tax	(617)	(882)
Stock based compensation	302	654
Provision for losses on receivables	3,232	3,694
Amortization of non-cash rent adjustments	(944)	(4,957)
Other noncash expense adjustments, net	120	279
Changes in assets and liabilities:
Accounts receivable	(1,558)	(1,881)
Prepaid expenses and other assets	(4,939)	(1,715)
Accounts payable and accrued expenses	5,365	(2,491)
Accrued compensation and benefits	9,205	7,164
Due from (to) related persons, net	15,976	(1,670)
Other current and long term liabilities	4,600	5,879
Cash provided by (used in) operating activities	12,077	(25,999)

Cash flows from investing activities:
Acquisition of property and equipment	(37,433)	(36,941)
Purchases of investments	(2,897)	(3,239)
Proceeds from sale of property and equipment	90,822	14,749
(Settlement of liabilities) proceeds from sale of communities	(749)	31,819
Proceeds from sale of investments	5,042	6,349
Cash provided by investing activities	54,785	12,737

Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	5,000	25,000
Repayments of borrowings on revolving credit facility	(56,484)	(25,000)
Repayments of mortgage notes payable	(272)	(427)
Payment of deferred financing fees	(1,271)	—
Cash used in financing activities	(53,027)	(427)

Change in cash, cash equivalents and restricted cash	13,835	(13,689)
Cash, cash equivalents and restricted cash at beginning of period	50,155	48,478
Cash, cash equivalents and restricted cash at end of period	$63,990	$34,789

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$39,423	$13,128
Restricted cash	24,525	21,661
Restricted cash presented in assets held for sale	42	—
Cash, cash equivalents and restricted cash at end of period	$63,990	$34,789

Supplemental cash flow information:
Cash paid for interest	$1,691	$1,195
Cash (received) paid for income taxes, net	$(1,366)	$338

Non-cash activities:
Initial recognition of right of use assets	$1,478,958	$—
Initial recognition of lease liabilities	$1,478,958	$—
Real estate sale	$—	$33,364
Mortgage notes assumed by purchaser in real estate sale	$—	$33,364

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

We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs. As of September 30, 2019, we operated 267 senior living communities located in 32 states with 31,116 living units, including 256 primarily independent and assisted living communities with 29,852 living units and 11 SNFs with 1,264 living units. As of September 30, 2019, we owned and operated 20 of these senior living communities (2,108 living units), we leased and operated 170 of these senior living communities (18,840 living units) and we managed 77 of these senior living communities (10,168 living units). Our 267 senior living communities, as of September 30, 2019, included 11,195 independent living apartments, 16,470 assisted living suites and 3,451 SNF units. The foregoing numbers exclude living units categorized as out of service.

During the third quarter of 2019, we and Senior Housing Properties Trust, or, together with its subsidiaries, SNH, sold 15 SNFs to a third party for an aggregate sales price of $8,000, excluding closing costs. We determined that this transaction did not meet the criteria for discontinued operations, as it does not represent a strategic shift that has, or will have, a material impact on our operations and financial results. We classified the property and equipment related to these 15 SNFs, as well as all of the communities that we currently lease from SNH, as held for sale in our interim condensed consolidated balance sheet as of June 30, 2019. See Note 9 for more information regarding our communities classified as held for sale and our leases and other arrangements with SNH.

Reverse Stock Split

On September 30, 2019, we completed a one-for-ten reverse stock split of our outstanding common shares, or the Reverse Stock Split, pursuant to which every ten of our outstanding common shares were converted into one of our common shares. As a result of the Reverse Stock Split, we regained compliance with the minimum bid price listing standards of The Nasdaq Market LLC, or Nasdaq, for continued listing on Nasdaq.

All impacted amounts and share information included in this Quarterly Report on Form 10-Q have been retroactively adjusted for the Reverse Stock Split, as if it occurred on the first day of the first period presented. Certain adjusted amounts may not agree with previously reported amounts due to the rounding of fractional shares. No fractional shares were issued in connection with the Reverse Stock Split. Instead, each of our stockholders who would have been entitled to receive a fractional share as a result of the Reverse Stock Split received cash in lieu of such fractional share, in an amount equal to their fractional interest multiplied by the closing price of our common shares on Nasdaq on September 27, 2019, the trading day immediately preceding September 30, 2019, adjusted to give effect to the Reverse Stock Split, without interest.

Segment Information

As of September 30, 2019, we have two operating segments: senior living and rehabilitation and wellness. In the senior living segment, we operate for our own account or manage for the account of others independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. In the rehabilitation and wellness operating segment, we provide therapy services, including physical, occupational, speech and other specialized therapy services, in the inpatient setting and in outpatient clinics. We have determined that our two operating segments meet the aggregation criteria as prescribed under Financial Accounting Standards Board, or FASB, Accounting

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

Standards Codification™, or ASC, Topic 280, Segment Reporting, and we have therefore determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation, professional and general liability and certain automobile insurance programs.

Note 2. Summary of Significant Accounting Policies

Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in our condensed consolidated financial statements relate to revenue, reserves for bad debt allowance, intangible assets and goodwill, impairment of long-lived assets, general and professional liability, workers' compensation and healthcare claims included in accrued self-insurance liabilities and income taxes.

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

We have determined that our leases for the use and maintenance of equipment are short term leases. In accordance with ASC Topic 842, we have made an accounting policy election for our leases, which are determined to be short term leases, whereby we recognize the lease payments on a straight line basis over the lease term and variable lease payments in the period in which the obligations for those payments are incurred. Expenses related to these leases are recognized in the statement of operations in other senior living operating expenses and is not material to our condensed consolidated financial statements.

We have determined that our leases for senior living communities and our headquarters are long term leases. In accordance with ASC Topic 842, a lessee is required to record a right of use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Accordingly, we have recorded a right of use asset and lease liability for all of our leased communities and our headquarters. We determined that the discount rate implicit in the leases was not readily available, and therefore, in accordance with ASC Topic 842, we determined our incremental borrowing rate, or IBR, to calculate the right of use assets and lease liabilities. For purposes of determining the lease term, we concluded that it is not reasonably certain that our lease extensions will be exercised and, therefore, we included payments required to be made under the committed lease term in calculating the right of use assets and lease liabilities. Expenses related to these leases are recognized in the statement of operations in rent expense, except for the expense related to our headquarters, which is recorded in general and administrative expenses. We recognize variable lease payments primarily relating to percentage rent paid under our leases with SNH and operating costs such as insurance and real estate taxes, in the statement of operations in the period in which the obligations for those payments are incurred.

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

Revenue Recognition

We recognize revenue from contracts with customers in accordance with ASC Topic 606 using the practical expedient in paragraph 606-10-10-4 that allows for the use of a portfolio approach, because we have determined that the effect of applying the guidance to our portfolios of contracts within the scope of ASC Topic 606 on our condensed consolidated financial statements would not differ materially from applying the guidance to each individual contract within the respective portfolio or our performance obligations within that portfolio. The five step model defined by ASC Topic 606 requires us to: (1) identify our contracts with customers; (2) identify our performance obligations under those contracts; (3) determine the transaction prices of those contracts; (4) allocate the transaction prices to our performance obligations in those contracts; and (5) recognize revenue when each performance obligation under those contracts is satisfied. Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.

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

Senior Living Revenue. Resident fees at our independent living and assisted living communities consist of regular monthly charges for basic housing and support services and fees for additional requested services, such as assisted living services, personalized health services and ancillary services. Fees are specified in our agreements with residents, which are generally short term (30 days to one year), with regular monthly charges billed in advance. Funds received from residents in advance of services being provided are not material to our condensed consolidated financial statements. Some of our senior living communities require payment of an entrance fee in advance of a resident moving into the community; substantially all of these community fees are non-refundable and are initially recorded as deferred revenue and included in other current liabilities in our consolidated balance sheets. These deferred amounts are then amortized on a straight line basis into revenue over the term of the resident's agreement. Revenue recorded and deferred in connection with community fees is not material to our condensed consolidated financial statements. Revenue for basic housing and support services and additional requested services is recognized in accordance with ASC Topic 606 and measured based on the consideration specified in the resident agreement and is recorded when the services are provided.

In our SNFs and certain of our independent and assisted living communities where we provide SNF services, we are paid fixed daily rates from governmental and contracted third party payers, and we charge a predetermined fixed daily rate for private pay residents. These fixed daily rates and certain other fees are billed monthly in arrears. Although there are complex regulatory compliance rules governing fixed daily rates, we have no episodic payments or capitation arrangements. We currently use the “most likely amount” technique to estimate revenue in accordance with ASC Topic 606, although rates are generally known and considered fixed prior to services being performed, whether included in the resident agreement or contracted with governmental or third party payers. Rate adjustments from Medicare or Medicaid are recorded when known (without regard to when the assessment is paid or withheld), and subsequent adjustments to these amounts are recorded in revenues when known. Billings under certain of these programs are subject to audit and possible retroactive adjustment, and related revenue is recorded at the

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

amount we ultimately expect to receive, which is inclusive of the estimated retroactive adjustments or refunds, if any, under reimbursement programs. Retroactive adjustments are recorded on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. Revenue is recognized when performance obligations are satisfied by transferring control of the service provided to the resident, which is generally when services are provided over the duration of care. We derived approximately 21.7% and 23.1% of our senior living revenues for the three months ended September 30, 2019 and 2018, respectively, and 22.6% and 23.2% for the nine months ended September 30, 2019 and 2018, respectively, from payments under Medicare and Medicaid programs.

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

The following table presents revenue disaggregated by type of contract and payer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue from contracts with customers:
Basic housing and support services (1)	$162,853	$162,397	$489,244	$486,279
Medicare and Medicaid programs (1)	58,546	62,982	185,310	190,138
Additional requested services, and private pay and other third party payer SNF services (1)	48,648	47,322	146,924	141,691
Management fee revenue	4,053	4,009	12,060	11,408
Reimbursed costs incurred on behalf of managed communities	80,909	72,200	232,733	208,009
Total revenues	$355,009	$348,910	$1,066,271	$1,037,525

(1)	Included in senior living revenue in our consolidated statements of operations.

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

See also the discussion above under “Leases” and Note 9 for more information regarding the impact of these ASUs on our condensed consolidated financial statements.

On January 1, 2019, we adopted FASB ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), which shortens the amortization period for certain callable debt securities held at a premium. Specifically, this ASU requires the premium to be amortized to the earliest call date. This ASU does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

On January 1, 2019, we adopted FASB ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), which permits an entity to reclassify the tax effects that remain recorded within other comprehensive income to retained earnings as a result of tax reform legislation that became effective in December 2017. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

On January 1, 2019, we adopted FASB ASU No. 2018-07, Compensation—Stock Compensation (Topic 718), which expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from non-employees. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires a financial asset or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This ASU eliminates the probable initial recognition threshold and instead requires reflection of an entity’s current estimate of all expected credit losses. In addition, this ASU amends the current available for sale security other-than-temporary impairment model for debt securities. The length of time that the fair value of an available for sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists and credit losses will now be limited to the difference between a security’s amortized cost basis and its fair value. This ASU is effective for reporting periods beginning after December 15, 2019. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief which provides for an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. We are assessing the potential impact that the adoption of this ASU will have on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies certain disclosure requirements in Topic 820, such as the removal of the need to disclose the amount of and reason for transfers between Level 1

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

and Level 2 of the fair value hierarchy, and several changes related to Level 3 fair value measurements. This ASU is effective for reporting periods beginning after December 15, 2019. We are assessing the potential impact that the adoption of this ASU will have on our condensed consolidated financial statements.

In August 2018, the FASB also issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a cloud computing hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. This ASU is effective for reporting periods beginning after December 15, 2019. We are assessing the potential impact that the adoption of this ASU will have on our condensed consolidated financial statements.

Note 3. Property and Equipment

Property and equipment consist of the following:

	September 30, 2019	December 31, 2018
Land	$12,155	$16,383
Buildings and improvements	200,739	208,375
Furniture, fixtures and equipment	54,639	239,240
Property and equipment, at cost	267,533	463,998
Less: accumulated depreciation	(102,797)	(220,125)
Property and equipment, net	$164,736	$243,873

We recorded depreciation expense relating to our property and equipment of $2,818 and $9,117 for the three months ended September 30, 2019 and 2018, respectively, and $13,924 and $26,915 for the nine months ended September 30, 2019 and 2018, respectively.

We review the carrying value of long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value based on input from market participants, our experience selling similar assets, market conditions and internally developed cash flow models that our assets or asset groups are expected to generate, and we consider these estimates to be a Level 3 fair value measurement. As a result of our long lived assets impairment review, we recorded $18 and $3,278 of impairment charges to certain of our long lived assets for the three and nine months ended September 30, 2019, respectively, and $0 and $365 for the three and nine months ended September 30, 2018, respectively.

As of September 30, 2019, we had $9,767 of net property and equipment classified as held for sale and presented separately in our consolidated balance sheets primarily as a result of the transaction agreement we entered into with SNH on April 1, 2019, or the Transaction Agreement. SNH has agreed to purchase $2,243 of these assets classified as held for sale as of September 30, 2019. See Note 9 for more information regarding our communities classified as held for sale and our leases and other arrangements with SNH.

On April 1, 2019, pursuant to the Transaction Agreement, SNH purchased from us approximately $50,000 of unencumbered fixed assets and improvements related to SNH’s senior living communities leased to and operated by us, which amount was subsequently reduced to $49,155 due to the exclusion of certain fixed assets in accordance with the Transaction Agreement. See Note 9 for more information regarding the Transaction Agreement and the transactions contemplated thereby.

Note 4. Accumulated Other Comprehensive Income

The following table details the changes in accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2019:

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

	Equity Investment of an Investee	Investments	Accumulated Other Comprehensive Income
Balance at January 1, 2019	$(266)	$2,008	$1,742
Unrealized gain on investments, net of tax	—	864	864
Equity in unrealized gain of an investee, net of tax	90	—	90
Balance at September 30, 2019	$(176)	$2,872	$2,696

Accumulated other comprehensive income represents the unrealized gains and losses of our debt investments, net of tax, and our share of other comprehensive income of Affiliates Insurance Company, or AIC. See Note 11 for more information regarding our arrangements with AIC.

Note 5.  Income Taxes

We recognized a benefit for income taxes of $687 and a provision for income taxes of $98 for the three and nine months ended September 30, 2019, respectively. We recognized a benefit for income taxes of $263 and a provision for income taxes of $274 for the three and nine months ended September 30, 2018, respectively. The benefit for income taxes for the three months ended September 30, 2019 is related to a decrease to our cumulative federal and state income taxes through September 30, 2019 compared to June 30, 2019, and the provision for income taxes for the nine months ended September 30, 2019 is related to federal and state income taxes. The benefit for income taxes for the three months ended September 30, 2018 and the provision for income taxes for the nine months ended September 30, 2018 are each related to state income taxes.

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

Note 6.  Earnings Per Share

We calculated basic earnings per common share, or EPS, for the three and nine months ended September 30, 2019 and 2018 using the weighted average number of shares of our common shares, outstanding during the periods. When applicable, diluted EPS reflects the more dilutive earnings per common share amount calculated using the two class method or the treasury stock method. The three months ended September 30, 2019 and 2018 had 122,412 and 120,792, respectively, and the nine months ended September 30, 2019 and 2018 had 122,054 and 123,962, respectively, of potentially dilutive restricted unvested common shares. These shares were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2019 and the three and nine months ended September 30, 2018 because to do so would have been antidilutive.

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

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

Recurring Fair Value Measures

The tables below present the assets measured at fair value at September 30, 2019 and December 31, 2018 categorized by the level of inputs used in the valuation of each asset.

	As of September 30, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$27,639	$27,639	$—	$—
Investments:
Equity investments(2)
Financial services industry	1,175	1,175	—	—
Healthcare	282	282	—	—
Technology	258	258	—	—
Other	4,394	4,394	—	—
Total equity investments	6,109	6,109	—	—
Debt investments:(3)
International bond fund(4)	2,676	—	2,676	—
High yield fund(5)	2,913	—	2,913	—
Industrial bonds	1,182	—	1,182	—
Technology bonds	2,193	—	2,193	—
Government bonds	9,591	9,591	—	—
Energy bonds	626	—	626	—
Financial bonds	1,852	—	1,852	—
Other	774	—	774	—
Total debt investments	21,807	9,591	12,216	—
Total investments	27,916	15,700	12,216	—
Total	$55,555	$43,339	$12,216	$—

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

(1)
Cash equivalents consist of short term, highly liquid investments and money market funds held principally for obligations arising from our self insurance programs. Cash equivalents are reported in our condensed consolidated balance sheets as cash and cash equivalents and current and long term restricted cash. Cash equivalents include $23,310 and $19,529 of balances that are restricted at September 30, 2019 and December 31, 2018, respectively.

(2)
The fair value of our equity investments is readily determinable. During the nine months ended September 30, 2019 and 2018, we received gross proceeds of $1,861 and $697, respectively, in connection with the sales of equity investments and recorded gross realized gains totaling $282 and $92, respectively, and gross realized losses totaling $55 and $5, respectively.

(3)
As of September 30, 2019, our debt investments, which are classified as available for sale, had a fair value of $21,807 with an amortized cost of $19,714; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $2,098, net of unrealized losses of $5. As of December 31, 2018, our debt investments had a fair value of $22,785 with an amortized cost of $21,806; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $1,276, net of unrealized losses of $297. Debt investments include $12,527 and $13,943 of balances that are restricted as of September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, one of the investments we hold, with a fair value of $298, has been in a loss position for less than 12 months and four of the investments we hold, with a fair value of $1,148, have been in a loss position for greater than 12 months. We do not believe these investments are impaired primarily because they have not been in a loss position for an extended period of time, the financial conditions of the issuers of these investments remain strong with solid fundamentals, or we intend to hold these investments until recovery, and other factors that support our conclusion that the loss is temporary. During the nine months ended September 30, 2019 and 2018, we received gross proceeds of $3,181 and $5,652, respectively, in connection with the sales of debt investments and recorded gross realized gains totaling $7 and $9, respectively, and gross realized losses totaling $7 and $104, respectively. We record gains and losses on the sales of these investments using the specific identification method.

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

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

During the nine months ended September 30, 2019, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value. Accordingly, there were no transfers of assets or liabilities between levels of the fair value hierarchy during the nine months ended September 30, 2019.

The carrying value of accounts receivable and accounts payable approximates fair value as of September 30, 2019 and December 31, 2018. The carrying value and fair value of our mortgage notes payable were $7,619 and $9,173, respectively, as of September 30, 2019 and $7,872 and $8,986, respectively, as of December 31, 2018, and are categorized in Level 3 of the fair value hierarchy in their entirety. We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.

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

Note 8.  Indebtedness

Our prior credit facility, which provided for borrowings of up to $54,000, subject to conditions, was scheduled to mature on June 28, 2019. In June 2019, we replaced our prior credit facility with our $65,000 secured revolving credit facility. Our credit facility is scheduled to mature on June 12, 2021, and, subject to the payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our credit facility for a one year period. Other terms of our credit facility are substantially similar to those of our prior credit facility. We paid fees of $1,271 in 2019 in connection with the closing of our credit facility, which fees were deferred and are being amortized over the initial term of our credit facility. Our credit facility is available for general business purposes, including acquisitions, and provides for the issuance of letters of credit. We are required to pay interest at a rate of LIBOR plus a premium of 250 basis points per annum, or at a base rate, as defined in our credit agreement, plus 150 basis points per annum, on borrowings under our credit facility; the effective annual interest rates as of September 30, 2019 were 4.59% and 6.75%, respectively. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the available borrowings under our credit facility. The weighted average annual interest rate for borrowings under our credit facility was 4.69% for the nine months ended September 30, 2019. The weighted average annual interest rate for borrowings under our prior credit facility was 4.99% and 6.51% for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had no borrowings under our credit facility, letters of credit issued in an aggregate amount of $3,238 and $61,762 available for borrowing under our credit facility. We incurred aggregate interest expense and other associated costs related to our credit facilities of $253 and $329 for the three months ended September 30, 2019 and 2018, respectively, and $1,801 and $864 for the nine months ended September 30, 2019 and 2018 respectively.

Our credit facility is secured by real estate mortgages on 11 senior living communities with a combined 1,245 living units owned by certain of our subsidiaries that guarantee our obligations under our credit facility. Our credit facility is also secured by these subsidiaries’ accounts receivable and related collateral. The amount of available borrowings under our credit facility is subject to our having qualified collateral, which is primarily based on the value of the communities securing our obligations under our credit facility. Our credit facility provides for acceleration of payment of all amounts outstanding under our credit facility upon the occurrence and continuation of certain events of default, including a change of control of us, as defined in our credit agreement. Our credit agreement contains financial and other covenants, including those that restrict our ability to pay dividends or make other distributions to our stockholders in certain circumstances.

At September 30, 2019, we had seven irrevocable standby letters of credit outstanding, totaling $28,088. In September 2019, we increased, from $23,237 to $24,850, one of these letters of credit which secures our workers' compensation insurance program, and this letter of credit is currently collateralized by approximately $21,595 of cash equivalents and $6,013 of debt and equity investments. This letter of credit currently expires in June 2020 and is automatically extended for one year terms unless notice of nonrenewal is provided by the issuing bank prior to the end of the applicable term. We expect that our workers' compensation insurance program will require an increase in the value of this letter of credit in June 2020. At September 30, 2019, the cash equivalents collateralizing this letter of credit, including accumulated interest, were classified as short term restricted cash in our condensed consolidated balance sheets, and the debt and equity investments collateralizing this letter of credit were classified as short term investments in our condensed consolidated balance sheets. The remaining six irrevocable

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

standby letters of credit outstanding at September 30, 2019, totaling $3,238, secure certain of our other obligations. As of September 30, 2019, these letters of credit are scheduled to mature between October 2019 and September 2020 and are required to be renewed annually. The letter of credit scheduled to mature in October 2019 was renewed for the same amount for a one year term prior to its scheduled maturity. As of September 30, 2019, our obligations under these six letters of credit, totaling $3,238, remain issued and outstanding under our credit facility.

At September 30, 2019, one of our senior living communities was encumbered by a mortgage. This mortgage contains standard mortgage covenants. We recorded a mortgage discount in connection with the assumption of this mortgage note as part of our acquisition of the community secured by this mortgage note in order to record this mortgage at its estimated fair value. We amortize this mortgage discount as an increase in interest expense until the maturity of this mortgage. This mortgage note requires payments of principal and interest monthly until maturity. The following table is a summary of this mortgage note as of September 30, 2019:

Balance as of		Contractual Stated	Effective		Monthly
September 30, 2019		Interest Rate	Interest Rate	Maturity Date	Payment	Lender Type

$7,879	(1)	6.20%	6.70%	September 2032	$72	Federal Home Loan Mortgage Corporation

(1)	Contractual principal payment excluding unamortized discount and debt issuance costs of $260.

We incurred mortgage interest expense, net of discount amortization, of $131 and $137 for the three months ended September 30, 2019 and 2018, respectively, and $395 and $909 for the nine months ended September 30, 2019 and 2018, respectively. Our mortgage debt requires monthly payments into escrows for taxes, insurance and property replacement funds; certain withdrawals from escrows require Federal Home Loan Mortgage Corporation approval.
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

As of September 30, 2019, we believe we were in compliance with all applicable covenants under our credit facility and mortgage debts.

See Note 9 for information regarding the $25,000 credit facility we obtained from SNH on April 1, 2019. As of November 5, 2019, we have not made any borrowings under this credit facility.

Note 9. Leases with SNH and HCP and Management Agreements with SNH

We are SNH’s largest tenant and SNH is our largest landlord. As of September 30, 2019 and 2018, we leased 166 and 184 senior living communities from SNH, respectively. We lease senior living communities from SNH pursuant to five master leases. We also manage senior living communities for the account of SNH pursuant to management and pooling agreements under which we earn management fees. As of September 30, 2019 and 2018, we managed 77 and 75 senior living communities, respectively, for the account of SNH, pursuant to these management and pooling agreements.

The April 2019 Transaction Agreement with SNH. Among other things, the Transaction Agreement provides that, subject to certain conditions, effective as of January 1, 2020 (or January 1, 2021 if extended under the Transaction Agreement), or the Conversion Time:

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

•
we will issue to SNH such number of our common shares as is necessary to cause SNH to own, when considered together with our common shares then owned by SNH, approximately 34% of our then outstanding common shares, and enable SNH to declare a pro rata distribution to holders of its common shares of beneficial interest of the right to receive, and we will issue on a pro rata basis to such holders, a number of our common shares which equals approximately 51% of our then outstanding common shares, or, together, the Share Issuances; the noted percentage ownership amounts are post-issuance, giving effect to the Share Issuances; and

•	as consideration for the Share Issuances, SNH will provide to us $75,000 of additional consideration, or, collectively with the Conversion and the Share Issuances, the Restructuring Transactions.

In accordance with ASC Topic 360, Property, Plant and Equipment, or ASC 360, the senior living communities under the five existing master leases with SNH that will terminate, as described above, meet the conditions to be classified as held for sale in reporting periods subsequent to our entry into the Transaction Agreement. As a result, as of September 30, 2019, we have classified these senior living communities as held for sale. The carrying value of these senior living communities was $(2,637), and consisted of restricted cash of $42, prepaid and other current assets of $3,416, net property and equipment of $9,767, other intangible assets of $191, accrued real estate taxes of $14,010 and security deposits and current portion of continuing care contracts of $2,043, all of which were presented on our condensed consolidated balance sheets as assets and liabilities held for sale. These communities, while leased by us, generated income (loss) from operations before income taxes of $8,430 and $(8,246) for the three months ended September 30, 2019 and 2018, respectively, and $17,436 and $(19,534) for the nine months ended September 30, 2019 and 2018, respectively.

Also pursuant to the Transaction Agreement: (1) commencing February 1, 2019, the aggregate amount of monthly minimum rent payable to SNH by us under our master leases with SNH was reduced to $11,000, subject to adjustment, and no additional rent is payable to SNH by us from such date to the Conversion Time; and (2) on April 1, 2019, SNH purchased from us $49,115 of unencumbered Qualifying PP&E (as defined in the Transaction Agreement) related to SNH's senior living communities leased and operated by us, which amount remains subject to adjustment but will not exceed $60,000. In accordance with the Transaction Agreement, the aggregate amount of monthly minimum rent payable to SNH was reduced to $10,815 as of September 30, 2019, as a result of dispositions, and remains subject to further adjustment.

At our annual meeting of stockholders held on June 11, 2019, our stockholders approved the Share Issuances. The Restructuring Transactions remain subject to conditions, including, among others: (1) the receipt of all Required Licenses (as defined in the Transaction Agreement) and any other third party consent or approval required for the consummation of the Restructuring Transactions; (2) the effectiveness of the registration statement on Form S-1 filed by us on September 27, 2019 with the Securities and Exchange Commission, or SEC, to register our common shares to be issued pursuant to the Transaction Agreement; and (3) approval by Nasdaq of the listing of our common shares to be issued pursuant to the Transaction Agreement subject to official notice of issuance.

If any required approval is not obtained by December 31, 2019, and the failure to obtain such approval is not the result of a breach or default by us under the Transaction Agreement, we and SNH have agreed to work in good faith to determine an alternative to allow the Restructuring Transactions to occur on January 1, 2020; provided SNH is not required to agree to any alternative that would adversely affect SNH's qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended. If we and SNH do not agree to any such alternative, and, as of January 1, 2020, the failure to obtain a required approval is the only remaining condition under the Transaction Agreement, the Conversion Time will be automatically extended to January 1, 2021. Pursuant to the Transaction Agreement, since our stockholders approved the Share Issuances, the aggregate amount of monthly minimum rent payable to SNH under our existing master leases with SNH remains at $11,000, subject to adjustment, regardless of whether the Transaction Agreement is extended and/or is terminated. In accordance with the Transaction Agreement, this amount was reduced to approximately $10,800 as of September 30, 2019 as a result of dispositions, and remains subject to further adjustment.

In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to SNH under our existing master leases with SNH pursuant to the Transaction Agreement was determined to be a modification of these master leases, and we have reassessed the classification of these master leases based on the modified terms and determined that these master leases

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

continue to be classified as long term operating leases. Accordingly, we have remeasured the lease liability and right of use asset recorded in the condensed consolidated balance sheets.

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

The New Management Agreements provide for 15 year terms, subject to our right to extend for two consecutive five year terms if we achieve certain performance targets for the combined managed communities portfolio. The New Management Agreements also provide SNH with the right to terminate the New Management Agreement for any community that does not earn 90% of the target EBITDA for such community for two consecutive calendar years or in any two of three consecutive calendar years, with the measurement period commencing January 1, 2021 (and the first termination not possible until the beginning of calendar year 2023); provided SNH may not in any calendar year terminate communities representing more than 20% of the combined revenues for all communities for the calendar year prior to such termination.

In connection with the Transaction Agreement, we entered into a credit agreement with SNH pursuant to which SNH extended to us a $25,000 line of credit, or the SNH credit facility. The SNH credit facility matures on January 1, 2020, or January 1, 2021 if the Conversion Time is extended pursuant to the Transaction Agreement. The SNH credit facility provides for interest to be paid on borrowed amounts at a rate of 6% per year and is secured by real estate mortgages on six senior living communities owned by certain of our subsidiaries that guarantee our obligations under the SNH credit facility, and certain personal property owned by those and certain other of our subsidiaries. The SNH credit facility provides for acceleration of payment of all amounts outstanding under the SNH credit facility upon the occurrence and continuation of certain events of default, including a default by us under the Transaction Agreement and certain other agreements. The agreement governing the SNH credit facility contains covenants, including those that restrict our ability to incur debt or to pay dividends or make other distributions to our stockholders in certain circumstances. As of November 5, 2019, we have not made any borrowings under the SNH credit facility.

We incurred transaction costs of $1,330 and $10,138 related to the Transaction Agreement for the three and nine months ended September 30, 2019, respectively.

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

Our total annual rent payable to SNH as of September 30, 2019 and 2018 was $129,785 and $207,504, respectively, excluding percentage rent. As noted above, pursuant to the Transaction Agreement, since our stockholders approved the Share Issuances, the aggregate amount of monthly minimum rent payable to SNH under our existing master leases with SNH remains at $11,000, subject to adjustment, regardless of whether the Transaction Agreement is extended and/or is terminated. In accordance with the Transaction Agreement, this amount was reduced to approximately $10,800 as of September 30, 2019 as a result of dispositions, and remains subject to further adjustment. Our total rent expense under all of our leases with SNH was $32,375 and $51,541 for the three months ended September 30, 2019 and 2018, respectively, and $118,647 and $154,425 for the nine months ended September 30, 2019 and 2018, respectively, which amounts included estimated percentage rent of $0 and $1,387 for the three months ended September 30, 2019 and 2018, respectively, and $1,547 and $4,068 for the nine months ended September 30, 2019 and 2018, respectively. Rent expense for the three and nine months ended September 30, 2018 was net of lease inducement amortization and the amortization of the deferred gain associated with the sale and leaseback transaction with SNH in June 2016 of $1,652 and $4,956, respectively. Rent expense for the three and nine months ended September 30, 2019 was net of lease inducement amortization of $472 and $944, respectively. Pursuant to the Transaction

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

Agreement, our rent payable to SNH was reduced by a total of $13,840 in aggregate for February and March 2019 and we did not pay such amount to SNH. However, as the Transaction Agreement was not entered into until April 1, 2019, our rent expense for the three months ended March 31, 2019 was not adjusted for the rent reduction for February and March 2019. Instead, the rent reduction for February and March 2019 was determined to be a lease inducement, for which a liability for the $13,840 has been recorded as a reduction of the right of use asset on our condensed consolidated balance sheets and will be amortized as a reduction of rent expense over the remaining terms of our master leases.

As of September 30, 2019 and December 31, 2018, we had outstanding rent due and payable to SNH of $10,877 and $18,781, respectively, which amounts are included in due to related persons in our condensed consolidated balance sheets.

Under our leases with SNH, we are required to operate continuously and maintain, at our expense, the leased communities in good order and repair, including structural and non-structural components. We may request that SNH purchase certain improvements to the leased communities in return for increases in annual rent in accordance with a formula specified in the applicable lease; however, SNH is not obligated to purchase such improvements and we are not obligated to sell them to SNH. We sold to SNH $14,749 of improvements to communities leased from SNH for the nine months ended September 30, 2018. As a result, the annual rent payable by us to SNH increased by approximately $1,177. Pursuant to the Transaction Agreement, the improvements we sold to SNH for the communities we leased from SNH during the nine months ended September 30, 2019 did not result in increased rent payable by us to SNH. As of September 30, 2019, our assets held for sale included $2,243 for similar improvements to communities leased from SNH that SNH has agreed to purchase from us.

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

Since January 1, 2019, we and SNH have sold to third parties 18 SNFs located in California, Kansas, Iowa and Nebraska that SNH owned and that we leased from SNH for an aggregate sales price of approximately $29,500, excluding closing costs. As a result of these sales, the annual minimum rent payable to SNH by us under our master leases with SNH was reduced in accordance with the Transaction Agreement. We recorded a loss of $749 for the nine months ended September 30, 2019, as a result of settling certain liabilities associated with the sale of 15 of these 18 SNFs, which amount is included in loss (gain) on sale of senior living communities in our condensed consolidated statements of operations. We did not receive any proceeds from these sales.

In April 2019, we and SNH entered into an agreement to sell to a third party two SNFs located in Wisconsin that SNH owns and leases to us for an aggregate sales price of approximately $11,000, excluding closing costs. This sale agreement was terminated in August 2019. Previously, in accordance with ASC 360, these two SNFs met the conditions to be classified as held for sale. Despite the termination of this sale agreement, these SNFs remain classified as held for sale as of September 30, 2019 as a result of our and SNH's agreement to terminate our five master leases with SNH pursuant to the Transaction Agreement and are included in the amounts disclosed above regarding our assets held for sale.

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

Senior Living Communities Leased from HCP. As of September 30, 2019, we leased four senior living communities under one lease with HCP, Inc., or HCP. This lease is also a “triple net” lease which requires that we pay all costs incurred in the operation of the communities, including the cost of insurance and real estate taxes, maintaining the communities, and indemnifying the landlord for any liability which may arise from the operations during the lease term. Our lease with HCP contains a minimum annual escalator of 2.0%, but not greater than 4.0%, depending on increases in certain cost of living indexes and expires on April 30, 2028 and includes one 10 year renewal option. Rent expense is recognized for actual rent paid plus or minus a straight

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

line adjustment for the minimum lease escalators, which amount is not material to our condensed consolidated financial statements. The right of use asset balance has been decreased for the amount of accrued lease payments, which amounts are not material to our condensed consolidated financial statements.

The following table is a summary of our leases with SNH and with HCP as of September 30, 2019:

					Future Minimum Rents for the Twelve Months Ending September 30,
	Number of Properties	Current Expiration Date	Remaining Renewal Options	Annual Minimum Rent as of September 30, 2019	2020	2021	2022	2023	2024	Thereafter	Total	IBR	Lease Liability (1)
1. Lease No. 1 for SNFs and independent and assisted living communities	73	December 31, 2024	Two 15-year renewal options.	$31,226	$31,226	$31,226	$31,226	$31,226	$7,806	$—	$163,936	4.53%	$145,675
2. Lease No. 2 for SNFs and independent and assisted living communities	39	June 30, 2026	Two 10-year renewal options.	39,318	39,318	39,318	39,318	39,318	39,318	29,491	265,399	4.64%	227,483
3. Lease No. 3 for independent and assisted living communities	17	December 31, 2028	Two 15-year renewal options.	26,679	26,679	26,679	26,679	26,679	26,679	86,706	246,780	4.6%	200,687
4. Lease No. 4 for SNFs and independent and assisted living communities	28	April 30, 2032	Two 15-year renewal options.	25,642	25,642	25,642	25,642	25,642	25,642	168,804	322,656	4.64%	244,125
5. Lease No. 5 for independent and assisted living communities	9	December 31, 2028	Two 15-year renewal options.	6,921	6,921	6,921	6,921	6,921	6,921	22,489	64,015	4.6%	52,059
6. One HCP lease	4	April 30, 2028	One 10-year renewal option.	2,839	2,896	2,948	3,005	3,073	3,134	8,382	26,277	4.6%	21,555
Totals	170			$132,625	$132,682	$132,734	$132,791	$132,859	$109,500	$315,872	$1,089,063		$891,584

(1)    Total lease liability does not include the lease liability related to our headquarters of $1,675.

Senior Living Communities Managed for the Account of SNH and its Related Entities. As of September 30, 2019 and 2018, we managed 77 and 75 senior living communities, respectively, for the account of SNH. We earned base management fees of $3,763 and $3,597 from the senior living communities we managed for the account of SNH for the three months ended September 30, 2019 and 2018, respectively, and $11,284 and $10,486 for the nine months ended September 30, 2019 and 2018, respectively. In addition, we earned fees for our management of capital expenditure projects at the communities we managed for the account of SNH of $221 and $344 for the three months ended September 30, 2019 and 2018, respectively, and $568 and $714 for the nine months ended September 30, 2019 and 2018, respectively. These amounts are included in management fee revenue in our condensed consolidated statements of operations. Pursuant to the Transaction Agreement, we and SNH have agreed to replace our long term management and pooling agreements with the New Management Agreements, subject to certain conditions and the receipt of various approvals.

During the first quarter of 2018, we sold two senior living communities pursuant to a transaction agreement we entered with SNH in November 2017, or the 2017 transaction agreement, for an aggregate sales price of $41,917. These two senior living communities had an aggregate carrying value of $19,425, net of mortgage debt and premiums of $17,356, of which the principal amount of $16,776 was assumed by SNH. These transactions are accounted for in accordance with ASU No. 2014-09, in particular ASC Topic 610 and related ASUs, effective with the adoption of these new ASUs on January 1, 2018. Under these new ASUs, the income recognition for real estate sales is largely based on the transfer of control rather than continuing involvement in the ownership of the real estate. We recorded a gain of $0 and $5,684 for the three and nine months ended September 30, 2018, respectively, as a result of the sale of these two senior living communities, which gain is included in loss (gain) on sale of senior living communities in our condensed consolidated statements of operations.

In June 2018, we sold to SNH the remaining two senior living communities pursuant to the 2017 transaction agreement for an aggregate sales price of $23,300. These two senior living communities had an aggregate carrying value of $5,163, net of mortgage debt and premiums of $17,226, of which the principal amount of $16,588 was assumed by SNH. These transactions are accounted for in accordance with ASU No. 2014-09, in particular ASC Topic 610 and related ASUs, effective with our adoption of these new ASUs on January 1, 2018. We recorded a gain of $0 and $1,549 for the three and nine months ended September 30, 2018, respectively, as a result of the sale of these two senior living communities, which gain is included in loss (gain) on sale of senior living communities in our condensed consolidated statements of operations.

We now manage for SNH’s account, pursuant to management and pooling agreements, the senior living communities that we sold to SNH pursuant to the 2017 transaction agreement.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

We also provide certain other services to residents at some of the senior living communities we manage for the account of SNH, such as rehabilitation services. At senior living communities we manage for the account of SNH where we provide rehabilitation services on an outpatient basis, the residents, third party payers or government programs pay us for those rehabilitation services. At senior living communities we manage for the account of SNH where we provide both inpatient and outpatient rehabilitation services, SNH generally pays us for these services and charges for such services are included in amounts charged to residents, third party payers or government programs. We earned revenues of $1,478 and $1,584 for the three months ended September 30, 2019 and 2018, respectively, and $4,667 and $4,944 for the nine months ended September 30, 2019 and 2018, respectively, for rehabilitation services we provided at senior living communities we manage for the account of SNH and that are payable by SNH. These amounts are included in senior living revenue in our condensed consolidated statements of operations.

In order to accommodate certain requirements of New York healthcare licensing laws, a part of the senior living community SNH owns, and we manage, located in Yonkers, New York is subleased by a subsidiary of SNH to D&R Yonkers LLC. As of September 30, 2019, SNH’s president and chief operating officer and its chief financial officer and treasurer were the members of D&R Yonkers LLC; until they became the members in September 2019, the members previously were SNH’s former president and chief operating officer and our former Executive Vice President, Chief Financial Officer and Treasurer during the remainder of the periods presented. We treat the part of this senior living community that we manage for D&R Yonkers LLC and the part of this senior living community that we manage for the account of SNH as one senior living community. We earned management fees of $69 and $68 for the three months ended September 30, 2019 and 2018, respectively, and $208 for each of the nine months ended September 30, 2019 and 2018, respectively, under this management arrangement with D&R Yonkers LLC, which amounts are included in management fee revenue in our condensed consolidated statements of operations.

Note 10. Business Management Agreement with RMR LLC

The RMR Group LLC, or RMR LLC, provides us certain services pursuant to a business management agreement that we require to operate our business and which relate to various aspects of our business. Pursuant to our business management agreement with RMR LLC, we incurred aggregate fees and costs payable to RMR LLC of $2,349 and $2,319 for the three months ended September 30, 2019 and 2018, respectively, and $7,122 and $6,955 for the nine months ended September 30, 2019 and 2018, respectively, for these services, which include reimbursements for our share of RMR LLC’s costs for providing our internal audit function. These amounts are included in general and administrative expenses in our condensed consolidated statements of operations.

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

SNH. SNH is currently one of our largest stockholders, owning, as of September 30, 2019, 423,500 of our common shares, or approximately 8.3% of our outstanding common shares. We lease from, and manage for the account of, SNH a majority of the senior living communities we operate. RMR LLC provides management services to both us and SNH and Adam D. Portnoy, the Chair of our Board of Directors and one of our Managing Directors, also serves as a managing trustee of SNH. SNH’s executive officers are officers of RMR LLC. Our Secretary also serves as a managing trustee and the secretary of SNH. On April 1, 2019, we entered into the Transaction Agreement with SNH, pursuant to which we agreed to modify our existing business arrangements with SNH, subject to certain conditions and the receipt of various approvals. See Notes 1 and 9 for more information regarding our relationships, agreements and transactions with SNH and certain parties related to it and us.

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

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

ABP Trust. ABP Acquisition LLC, a subsidiary of ABP Trust is our largest stockholder, owning, as of September 30, 2019, 1,799,999 of our common shares, or approximately 35.4% of our outstanding common shares. Adam Portnoy is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc. Our Secretary is also an officer of ABP Trust.

We lease our headquarters from another subsidiary of ABP Trust. Our rent expense for our headquarters, including utilities and real estate taxes that we pay as additional rent, was $467 and $420 for the three months ended September 30, 2019 and 2018, respectively, and $1,438 and $1,299 for the nine months ended September 30, 2019 and 2018, respectively. The adoption of ASC Topic 842 resulted in the recognition of a lease liability and right of use asset, which amount was $1,675 for each of the lease liability and the right of use asset as of September 30, 2019, with respect to our headquarters lease, using an IBR of 4.4%. The right of use asset balance has been reduced by the amount of accrued lease payments, which have been deemed not material to our condensed consolidated financial statements.

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

As of September 30, 2019 and December 31, 2018, our investment in AIC had a carrying value of $9,340 and $8,633, respectively. These amounts are presented as equity investment of an investee in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which amounts are presented as equity in earnings of an investee in our condensed consolidated statements of operations. Our other comprehensive income includes our proportionate part of unrealized gains (losses) on fixed income securities that are owned by AIC related to our investment in AIC.

AIC is in the process of dissolving. In connection with its dissolution, we expect to receive a capital distribution in the fourth quarter of 2019.

Retirement and Separation Arrangements. In connection with their respective retirement or separation, we entered into retirement and separation agreements with our former officers, Bruce J. Mackey Jr., R. Scott Herzig and Richard A. Doyle. Pursuant to these agreements, we made cash payments of $600 and $510 to Mr. Mackey and Mr. Herzig, respectively, in January 2019 and made a cash payment of $325 to Mr. Doyle in June 2019. Additionally, we and RMR LLC made combined quarterly release payments to Mr. Mackey, in cash, totaling $138 and $414 for the three and nine months ended September 30, 2019, respectively, and made combined monthly transition payments to Mr. Mackey and Mr. Doyle, in cash, totaling $60 and $130 for the three and nine months ended September 30, 2019, respectively. We paid 80% and RMR LLC paid 20% of these combined release and transition payments. Our arrangements with Mr. Mackey and Mr. Doyle meet the criteria in FASB ASC Topic 420, Exit or Disposal Cost Obligations, or ASC Topic 420, and, as a result, we recorded the full severance cost for Mr. Mackey of $1,160 during the fourth quarter of 2018 and we recorded the full severance cost for Mr. Doyle of $568 during the second quarter of 2019. The terms of these retirement and separation agreements are further described in our Annual Report and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, respectively.

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

As previously disclosed, in July 2017, as a result of our compliance program to review records related to our Medicare billing practices, we became aware of certain potential inadequate documentation and other issues at one of our leased SNFs. This compliance review was not initiated in response to any specific complaint or allegation, but was a review of the type that we periodically undertake to test our compliance with applicable Medicare billing rules. As a result of these discoveries, we made a voluntary disclosure of deficiencies to the U.S. Department of Health and Human Services Office of the Inspector General, or the OIG, pursuant to the OIG's Provider Self-Disclosure Protocol. We submitted supplemental disclosures related to this matter to the OIG in December 2017 and March 2018. In June 2019, we settled this matter with the OIG without admitting any liability and paid $1,139 to the OIG in exchange for a customary release.

We previously accrued a liability of $1,139 related to this matter, all of which was paid at September 30, 2019. At December 31, 2017, we accrued an estimated revenue reserve of $888 for historical Medicare payments we received and expected to repay as a result of this matter, which amount we reduced to $759 in March 2018. In addition, at December 31, 2017, we recorded an aggregate $658 expense for additional costs we incurred as a result of this matter, including estimated OIG imposed penalties of $444, which amount we reduced to $594 in March 2018, including a reduction in estimated OIG imposed penalties to $380, and recorded additional expenses of $55, $20 and $13 for further costs related to this matter for the three months ended March 31, 2018, June 30, 2018 and September 30, 2018, respectively. We did not recognize any expenses related to this matter in 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report.

GENERAL INDUSTRY TRENDS

We believe that the primary market for senior living services is individuals age 80 and older, and, according to U.S. Census data, that group is projected to be among the fastest growing age cohort in the United States over the next 20 years. Also, as a result of medical advances, seniors are living longer and more active lifestyles. Due to these demographic trends, we expect the demand for senior living services to increase in future years.

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

For the past few years, increased access to capital and continued low interest rates appear to have encouraged increased senior living development, particularly in areas where existing senior living communities have historically experienced high occupancies. This has resulted in a significant increase in new senior living community inventory entering the market in recent years. The new senior living community inventory has increased competitive pressures on us, particularly in certain of our geographic markets, and we expect these challenges to continue for at least the next few years. We expect to have continuing challenges to maintain or increase occupancies and charges at our senior living communities. These challenges are currently negatively impacting our revenues, cash flows and results from operations and we expect these challenges to continue at least through the end of 2020.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, low unemployment in the United States combined with a competitive labor market and, in certain jurisdictions, legislation and regulations that increase the minimum wage, are increasing our employment costs, including salaries, wages and benefits, such as health care benefit coverage, for our employees, which will increase our operating expenses and may negatively impact our financial results. We have incurred increased labor costs as a result of these labor market conditions. In response, we have increased our investments in our workforce and we are continuing to focus on reducing our employee turnover level by enhancing our competitiveness in the marketplace with respect to cash compensation and other benefits.

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

TRANSACTION AGREEMENTS WITH SNH AND REFINANCED CREDIT FACILITY
On April 1, 2019, we entered into the Transaction Agreement pursuant to which we and SNH agreed to modify our existing business arrangements. Pursuant to the Transaction Agreement, effective as of the Conversion Time, our existing leases, management agreements and pooling agreements with SNH will be terminated and replaced with the New Management Agreements, we will issue our common shares to SNH and SNH’s shareholders, which, after giving effect to those issuances, will result in SNH owning approximately 34% and SNH’s shareholders owning approximately 51% of our then outstanding common shares and at that time, SNH will also pay us $75 million as consideration for the Share Issuances. At our 2019 annual meeting of stockholders on June 11, 2019, our stockholders approved the Share Issuances which satisfied one of the conditions to the restructuring of our business arrangements with SNH. On September 27, 2019, we filed a registration statement on Form S-1 with the SEC to register the common shares to be issued pursuant to the Transaction Agreement. We expect this registration statement to be declared effective by the SEC prior to December 31, 2019. Also pursuant to the Transaction Agreement, in addition to other transactions: (1) commencing February 1, 2019, the aggregate amount of monthly minimum rent payable to SNH by us under our master leases was reduced $11.0 million, subject to adjustment, and no additional rent is payable to SNH by us from such date to the Conversion Time; (2) on April 1, 2019, SNH purchased from us approximately $49.1 million of unencumbered fixed assets and improvements related to SNH's senior living communities leased and operated by us; and (3) on April 1, 2019 we entered into the SNH credit facility, subject to a one year extension. These transactions are subject to conditions including, among others, the receipt of certain regulatory approvals. See Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information about these transactions and the conditions to these transactions. We cannot be sure that any or all such conditions will be satisfied or that these pending transactions will be completed.
On June 12, 2019, we entered into a second amended and restated credit agreement with Citibank, N.A., as administrative agent and lender, and a syndicate of other lenders, pursuant to which we obtained a $65.0 million secured revolving credit facility that is available for general business purposes. Our credit facility replaced our prior credit facility, which was scheduled to expire on June 28, 2019. On June 24, 2019 and June 28, 2019, we repaid, in aggregate, approximately $51.5 million of outstanding borrowings under our credit facility. As of September 30, 2019 and November 5, 2019, we have no borrowings outstanding under our credit facility. For more information regarding our credit agreement, our credit facility and our prior credit facility, see Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information about our credit facility.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

As of September 30, 2019, we have two operating segments: senior living and rehabilitation and wellness. In the senior living segment, we operate for our own account or manage for the account of others independent living communities, assisted living communities and SNFs and provide housing and services to the residents at those communities and SNFs. In the rehabilitation and wellness operating segment we provide therapy services, including physical, occupational, speech and other specialized therapy services, in the inpatient setting and in outpatient clinics. We have determined that our two operating segments meet the aggregation criteria as prescribed under FASB ASC Topic 280, Segment Reporting, and we have therefore determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation, professional and general liability and certain automobile insurance programs.
Key Statistical Data For the Three Months Ended September 30, 2019 and 2018:
The following tables present a summary of our operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
(dollars in thousands, except average monthly rate)	2019	2018	Change	%/bps Change
Senior living revenue	$270,047	$272,701	$(2,654)	(1.0)%
Management fee revenue	4,053	4,009	44	1.1%
Reimbursed costs incurred on behalf of managed communities	80,909	72,200	8,709	12.1%
Total revenues	355,009	348,910	6,099	1.7%
Senior living wages and benefits	(147,048)	(142,035)	5,013	3.5%
Other senior living operating expenses	(78,209)	(76,761)	1,448	1.9%
Costs incurred on behalf of managed communities	(80,909)	(72,200)	8,709	12.1%
Rent expense	(33,169)	(52,282)	(19,113)	(36.6)%
General and administrative expenses	(20,094)	(18,965)	1,129	6.0%
Depreciation and amortization expense	(2,818)	(9,137)	(6,319)	(69.2)%
Loss on sale of senior living communities	(749)	(62)	687	1,108.1%
Long lived asset impairment	(18)	—	18	100.0%
Interest, dividend and other income	414	192	222	115.6%
Interest and other expense	(384)	(466)	(82)	(17.6)%
Unrealized gain on equity investments	148	133	15	11.3%
Realized (loss) gain on sale of debt and equity investment, net of tax	(9)	2	(11)	(550.0)%
Benefit for income taxes	687	263	424	161.2%
Equity in earnings of an investee, net of tax	83	826	(743)	(90.0)%
Net loss	$(7,066)	$(21,582)	$14,516	67.3%
Total number of communities (end of period):
Owned and leased communities	190	208	(18)	(8.7)%
Managed communities	77	75	2	2.7%
Number of total communities	267	283	(16)	(5.7)%
Total number of living units (end of period):
Owned and leased living units (1)	20,948	22,290	(1,342)	(6.0)%
Managed living units (1)	10,168	9,515	653	6.9%
Number of total living units (1)	31,116	31,805	(689)	(2.2)%

Owned and leased communities:
Occupancy % (1)(2)	82.9%	82.0%	n/a	90	bps
Average monthly rate (2)(3)	$4,654	$4,701	$(47)	(1.0)%
Percent of senior living revenue from Medicaid	11.7%	12.6%	n/a	(90)	bps
Percent of senior living revenue from Medicare	10.0%	10.5%	n/a	(50)	bps
Percent of senior living revenue from private and other sources	78.3%	76.9%	n/a	140	bps

(1) Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(2) Occupancy and average monthly rate for the three months ended September 30, 2018 include data for the senior living communities that were sold to SNH during such period as owned until the time of sale and as managed from the time of sale through the end of such period.
(3) Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues for senior living services, divided by occupied units during the period, and multiplying it by 30 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable communities (senior living communities that we have operated continuously since July 1, 2018):

	Three Months Ended September 30,
(dollars in thousands, except average monthly rate)	2019	2018	Change	%/bps Change
Senior living revenue	$257,493	$253,620	$3,873	1.5%
Management fee revenue	3,627	3,666	(39)	(1.1)%
Senior living wages and benefits	137,816	128,946	8,870	6.9%
Other senior living operating expenses	74,025	71,057	2,968	4.2%
Total number of communities (end of period):
Owned and leased communities	190	190	—	—%
Managed communities	75	75	—	—%
Number of total communities	265	265	—	—%
Total number of living units (end of period):
Owned and leased living units (1)	20,948	21,048	(100)	(0.5)%
Managed living units (1)	9,611	9,515	96	1.0%
Number of total living units (1)	30,559	30,563	(4)	—%

Owned and leased communities (1):
Occupancy % (1)	83.2%	82.2%	n/a	100	bps
Average monthly rate (2)	$4,601	$4,606	$(5)	(0.1)%
Percent of senior living revenue from Medicaid	9.4%	9.1%	n/a	30	bps
Percent of senior living revenue from Medicare	9.4%	9.7%	n/a	(30)	bps
Percent of senior living revenue from private and other sources	81.2%	81.2%	n/a	—	bps

(1) Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(2) Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues for senior living services, divided by occupied units during the period, and multiplying it by 30 days.
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The following is a discussion of our operating results for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Senior living revenue. Senior living revenue decreased approximately 1.0% due to the sales of 18 SNFs to third parties during the second and third quarters of 2019, partially offset by increases in occupancy and in revenues from ancillary services, such as rehabilitation and wellness services. The 1.5% increase in senior living revenue at the communities that we have operated continuously since July 1, 2018 was primarily due to an increase in occupancy.

Management fee revenue. Management fee revenue increased by 1.1% primarily due to an increase in the number of managed communities to 77 from 75, partially offset by decreases in occupancy and average monthly rates for rooms to residents who pay privately for services at the communities that we have operated continuously since July 1, 2018.

Reimbursed costs incurred on behalf of managed communities. Reimbursed costs incurred on behalf of managed communities increased by 12.1% primarily due to an increase in the number of managed communities to 77 from 75, as well as an increase in salaries and wages at managed communities attributable to the competitive labor market.

Senior living wages and benefits. Senior living wages and benefits increased by 3.5% primarily due to an increase in our salaries and wages of $5.8 million at the communities that we have operated continuously since July 1, 2018 attributable to the competitive labor market and, in certain jurisdictions, legislation and regulations that increased the minimum wage. In addition, outside labor costs increased $1.7 million at the communities that we have operated continuously since July 1, 2018 primarily due to the transition of the SNFs owned by SNH and leased to us, which we and SNH have agreed to sell. These increases were partially offset by the sales of 18 SNFs to third parties during the second and third quarters of 2019. The 6.9% increase in senior living wages and benefits at the communities that we have operated continuously since July 1, 2018 is primarily due to an increase in our salaries and wages attributable to our continued investment in our employees, including our focus on reducing our employee turnover level through market competitive cash compensation and other benefits, in conjunction with increased outside labor costs due to the transition of the SNFs that SNH owns and leases to us, which we and SNH have agreed to sell.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other senior living operating expenses. Other senior living operating expenses, which include utilities, housekeeping, dietary, repairs and maintenance, insurance and community level administrative costs, increased by 1.9% due to an increase in certain insurance costs and certain consulting and other purchase services expenses, partially offset by the sales of 18 SNFs to third parties during the second and third quarters of 2019. The 4.2% increase in other senior living operating expenses at the communities that we have operated continuously since July 1, 2018 was primarily due to an increase of $0.6 million in certain insurance costs as a result of increased rates attributable to the property and casualty insurance market and certain consulting and other purchased services expenses incurred in connection with non-recurring costs associated with our strategic investments to enhance efficiencies in and benefits from our purchasing of services.

Rent expense. Rent expense decreased by 36.6% due to the reduction in our aggregate minimum monthly rent payable to SNH commencing February 1, 2019 pursuant to the Transaction Agreement.

General and administrative expenses. General and administrative expenses increased by 6.0% primarily due to $1.3 million of transaction costs incurred in connection with the Transaction Agreement.

Depreciation and amortization expense. Depreciation and amortization expense decreased by 69.2% due to the sale of approximately $90.8 million of fixed assets and improvements to SNH during the nine months ended September 30, 2019 and the sales of 18 SNFs to third parties during the second and third quarters of 2019.

Loss on sale of senior living communities. A loss on sale of senior living communities of $0.7 million was recorded during the three months ended September 30, 2019 in connection with the sale of 15 SNFs to a third party during the third quarter of 2019. A loss on sale of senior living communities of $0.1 million was recorded primarily in connection with the sale of one senior living community to a third party in June 2018.

Long lived asset impairment. For the three months ended September 30, 2019, we recorded non-cash charges related to long lived asset impairments of $0.02 million to reduce the carrying value of certain of our long lived assets to their estimated fair values.

Interest, dividend and other income. Interest, dividend and other income increased by 115.6% due to the combination of higher stated interest rates and increased cash balances invested during the period.

Interest and other expense. Interest and other expense decreased by 17.6% for the three months ended September 30, 2019 compared to the same period in 2018 primarily due to decreased borrowings under our credit facility compared to our prior credit facility.

Unrealized gain on equity investments. Unrealized gain on equity investments represents adjustments made to our investments in equity securities to record amounts to fair value.

Realized (loss) gain on sale of debt and equity investments, net of tax. Realized (loss) gain on sale of debt and equity investments represents our realized gain (loss) on investments, net of applicable taxes.

Benefit for income taxes. For the three months ended September 30, 2019 and 2018, we recognized a benefit for income taxes of $0.7 million and $0.3 million, respectively. The benefit for income taxes for the three months ended September 30, 2019 is related to a decrease in our cumulative federal and state income taxes through September 30, 2019 compared to June 30, 2019. The benefit for income taxes for the three months ended September 30, 2018 is due to our state income taxes.

Equity in earnings of an investee, net of tax. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key Statistical Data For the Nine Months Ended September 30, 2019 and 2018:

The following tables present a summary of our operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(dollars in thousands, except average monthly rate)	2019	2018	Change	%/bps Change
Senior living revenue	$821,478	$818,108	$3,370	0.4%
Management fee revenue	12,060	11,408	652	5.7%
Reimbursed costs incurred on behalf of managed communities	232,733	208,009	24,724	11.9%
Total revenues	1,066,271	1,037,525	28,746	2.8%
Senior living wages and benefits	(435,927)	(418,917)	17,010	4.1%
Other senior living operating expenses	(227,553)	(226,302)	1,251	0.6%
Costs incurred on behalf of managed communities	(232,733)	(208,009)	24,724	11.9%
Rent expense	(120,973)	(156,640)	(35,667)	(22.8)%
General and administrative expenses	(67,144)	(57,405)	9,739	17.0%
Depreciation and amortization expense	(13,924)	(26,974)	(13,050)	(48.4)%
(Loss) gain on sale of senior living communities	(850)	7,131	(7,981)	(111.9)%
Long lived asset impairment	(3,278)	(365)	2,913	798.1%
Interest, dividend and other income	985	577	408	70.7%
Interest and other expense	(2,196)	(1,773)	423	23.9%
Unrealized gain on equity investments	476	127	349	(274.8)%
Realized gain (loss) on sale of debt and equity investment, net of tax	227	(8)	235	2,937.5%
Provision for income taxes	(98)	(274)	(176)	(64.2)%
Equity in earnings of an investee, net of tax	617	882	(265)	(30.0)%
Net loss	$(36,100)	$(50,425)	$14,325	(28.4)%
Total number of communities (end of period):
Owned and leased communities	190	208	(18)	(8.7)%
Managed communities	77	75	2	2.7%
Number of total communities	267	283	(16)	(5.7)%
Total number of living units (end of period):
Owned and leased living units (1)	20,948	22,290	(1,342)	(6.0)%
Managed living units (1)	10,168	9,515	653	6.9%
Number of total living units (1)	31,116	31,805	(689)	(2.2)%

Owned and leased communities:
Occupancy % (1) (2)	83.0%	81.7%	n/a	130	bps
Average monthly rate (2) (3)	$4,739	$4,735	$4
Percent of senior living revenue from Medicaid	12.0%	12.3%	n/a	(30)	bps
Percent of senior living revenue from Medicare	10.6%	10.9%	n/a	(30)	bps
Percent of senior living revenue from private and other sources	77.4%	76.8%	n/a	60	bps

(1) Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(2) Occupancy and average monthly rate for the nine months ended September 30, 2018 include data for the senior living communities that were sold to SNH during such period as owned until the time of sale and as managed from the time of sale through the end of such period.
(3) Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues for senior living services, divided by occupied units during the period, and multiplying it by 30 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable communities (senior living communities that we have operated continuously since January 1, 2018):

	Nine Months Ended September 30,
(dollars in thousands, except average monthly rate)	2019	2018	Change	%/bps Change
Senior living revenue	$769,513	$755,106	$14,407	1.9%
Management fee revenue	10,286	10,260	26	0.3%
Senior living wages and benefits	399,404	376,648	22,756	6.0%
Other senior living operating expenses	212,089	207,442	4,647	2.2%
Total number of communities (end of period):
Owned and leased communities	190	190	—	—%
Managed communities	70	70	—	—%
Number of total communities	260	260	—	—%
Total number of living units (end of period):
Owned and leased living units (1)	20,948	21,048	(100)	(0.5)%
Managed living units (1)	9,059	9,047	12	0.1%
Number of total living units (1)	30,007	30,095	(88)	(0.3)%

Owned and leased communities (1):
Occupancy % (1)	83.3%	81.9%	n/a	140	bps
Average monthly rate (2)	$4,661	$4,644	$17	0.4%
Percent of senior living revenue from Medicaid	9.2%	8.8%	n/a	40	bps
Percent of senior living revenue from Medicare	9.5%	9.9%	n/a	(40)	bps
Percent of senior living revenue from private and other sources	81.3%	81.3%	n/a	—	bps

(1) Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(2) Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues for senior living services, divided by occupied units during the period, and multiplying it by 30 days.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The following is a discussion of our operating results for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Senior living revenue. Senior living revenue increased approximately 0.4% due to increases in occupancy and in revenues from ancillary services, such as rehabilitation and wellness services, partially offset by the sales during the first half of 2018 of four senior living communities to SNH, which communities we now manage for SNH's account, as well as the sales of 18 SNFs to third parties during the second and third quarters of 2019. The 1.9% increase in senior living revenue at the communities that we have operated continuously since January 1, 2018 was primarily due to an increase in occupancy.

Management fee revenue. Management fee revenue increased by 5.7% due to an increase in the number of managed communities to 77 from 75, partially offset by decreases in occupancy and average monthly rates for rooms to residents who pay privately for services at the communities that we have operated continuously since January 1, 2018.

Reimbursed costs incurred on behalf of managed communities. Reimbursed costs incurred on behalf of managed communities increased by 11.9% due to an increase in the number of managed communities to 77 from 75, as well as an increase in our salaries and wages at managed communities at the communities we have operated continuously since January 1, 2018 attributable to the competitive labor market.

Senior living wages and benefits. Senior living wages and benefits increased by 4.1% primarily due to an increase in our salaries and wages of $15.8 million at the communities that we have operated continuously since January 1, 2018 attributable to the competitive labor market and, in certain jurisdictions, legislation and regulations that increased the minimum wage. In addition, outside labor costs have increased $6.0 million at the communities that we have operated continuously since January 1, 2018 primarily due to the transition of the SNFs that SNH owns and leases to us, which we and SNH have agreed to sell. These increases were partially offset by a decrease in employee health insurance expense, sales during the first half of 2018 of four senior living communities to SNH, which communities we now manage for SNH's account, as well as one SNF to a third party, and the sales of 18 SNFs to third parties during the second and third quarters of 2019. The 6.0% increase in senior living wages and benefits at the communities that we have operated continuously since January 1, 2018 is due an increase in our

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

salaries and wages attributable to our continued investment in our employees, including our focus on reducing our employee turnover level through market competitive cash compensation and other benefits, in conjunction with increased outside labor costs due to the transition of the SNFs that SNH owns and leases to us, which we and SNH have agreed to sell, partially offset by a decrease in employee health insurance expense.

Other senior living operating expenses. Other senior living operating expenses, which include utilities, housekeeping, dietary, repairs and maintenance, insurance and community level administrative costs, increased by 0.6% primarily due to increases in repairs and maintenance and certain insurance costs and certain consulting and other purchased services expenses, partially offset by the sales during the first half of 2018 of four senior living communities to SNH, which communities we now manage for SNH's account, as well as one SNF to a third party, and the sales of 18 SNFs to third parties during the second and third quarters of 2019. The 2.2% increase in other senior living operating expenses at the communities that we have operated continuously since January 1, 2018 was primarily due to increases in repairs and maintenance and certain insurance costs as a result of increased rates attributable to the property and casualty insurance market and certain consulting and other purchased services expenses incurred in connection with non-recurring costs associated with our strategic investments to enhance efficiencies in and benefits from our purchasing of services.

Rent expense. Rent expense decreased by 22.8% due to the reduction in our aggregate minimum monthly rent payable to SNH commencing February 1, 2019 pursuant to the Transaction Agreement.

General and administrative expenses. General and administrative expenses increased by 17.0% primarily due to $10.1 million of transaction costs incurred in connection with the Transaction Agreement.

Depreciation and amortization expense. Depreciation and amortization expense decreased by 48.4% due to the sale of approximately $90.8 million of fixed assets and improvements to SNH during the nine months ended September 30, 2019, the sales during the first half of 2018 of four senior living communities to SNH, which communities we now manage for SNH's account, as well as one SNF to a third party and the sales of 18 SNFs to third parties during the second and third quarters of 2019.

Loss (gain) on sale of senior living communities. A loss on sale of senior living communities of $0.9 million was recorded during the nine months ended September 30, 2019, primarily in connection with the sales of 18 SNFs to third parties during the second and third quarters of 2019. A gain on sale of senior living communities of $7.1 million was recorded during the nine months ended September 30, 2018, primarily in connection with our sale of four senior living communities to SNH during the first half of 2018.

Long lived asset impairment. For the nine months ended September 30, 2019, and 2018, we recorded non-cash charges for long lived asset impairment of $3.3 million and $0.4 million, respectively, to reduce the carrying value of certain of our long lived assets to their estimated fair values.

Interest, dividend and other income. Interest, dividend and other income increased by 70.7% due to the combination of higher stated interest rates and increased cash balances invested during the period.

Interest and other expense. Interest and other expense increased by 23.9% primarily due to increased borrowings under our prior credit facility, partially offset by SNH's assumption of two mortgage notes in connection with our sale of three senior living communities during the first half of 2018.

Unrealized gain on equity investments. Unrealized gain on equity investments represents adjustments made to our investments in equity securities to record amounts to fair value.

Realized gain (loss) on sale of debt and equity investments, net of tax. Realized gain (loss) on sale of debt and equity investments represents our realized gain (loss) on investments, net of applicable taxes.

Provision for income taxes. For the nine months ended September 30, 2019 and 2018, we recognized a provision for income taxes of $0.1 million and $0.3 million, respectively. The provision for income taxes for the nine months ended September 30, 2019 is related to our federal and state income tax obligations. The provision for income taxes for the nine months ended September 30, 2018 is due to our state income taxes.

Equity in earnings of an investee, net of tax. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, we had $39.4 million of unrestricted cash and cash equivalents, $61.8 million available for borrowing under our credit facility and $25.0 million available for borrowing under the SNH credit facility. The amount of available borrowings under our credit facility is subject to our having qualified collateral, which is primarily based on the value of the assets securing our obligations under our credit facility. Accordingly, the availability of borrowings under our credit facility at any time may be less than $65.0 million.

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

Assets and Liabilities

At September 30, 2019, we had $39.4 million of unrestricted cash and cash equivalents compared to $29.5 million at December 31, 2018. Our total current and long term assets were $164.8 million and $1.1 billion, respectively, at September 30, 2019 compared to $138.1 million and $267.6 million, respectively, at December 31, 2018. Our total current and long term liabilities were $288.4 million and $839.5 million, respectively, at September 30, 2019 compared to $229.7 million and $104.8 million, respectively, at December 31, 2018. The increase in total current assets primarily relates to an increase in assets held for sale, which consists of net property and equipment previously classified as long term, primarily as a result of our entering into the Transaction Agreement with SNH, an increase in prepaid and other current assets attributed to the timing of when real estate tax payments are made and the receipt of cash in the current period related to the monetization of alternative minimum tax credits in the prior year and an increase in cash and cash equivalents. These increases were partially offset by a decrease in due from related persons related to timing differences in when payments were received. The increase in long term assets is the result of recording right of use assets in connection with the adoption of ASU No. 2016-02, partially offset by the sale of $90.8 million of fixed assets and improvements to SNH. The increase in total current liabilities primarily relates to recording lease liabilities in connection with the adoption of ASU No. 2016-02, an increase in accrued compensation and benefits due to timing differences in when the pay dates prior to the end of each period occurred and in when the payment of other payroll items occurred and an increase in accounts payable and accrued expenses due to timing differences in when payments were made, partially offset by repayment of the outstanding borrowings under our credit facility in the current period and a decrease in other current liabilities due to the short term portion of our deferred gain related to our sale and leaseback transaction with SNH in 2017 being recorded through retained earnings on January 1, 2019 in connection with the adoption of ASU No. 2016-02. The increase in long term liabilities is primarily due to the result of recording lease liabilities, partially offset by our deferred gain on sale and leaseback transaction being recorded through retained earnings on January 1, 2019, both of which were in connection with the adoption of ASU No. 2016-02.

We had cash flows provided by operating activities of $12.1 million for the nine months ended September 30, 2019 compared to cash flows used in operating activities of $26.0 million for the same period in 2018. The increase in cash flows provided by operating activities for the nine months ended September 30, 2019 compared to the same period in 2018 is primarily the result of the reduction in the aggregate amount of our monthly minimum rent payable to SNH commencing February 1, 2019 pursuant to the Transaction Agreement. In accordance with the Transaction Agreement, this amount was reduced to approximately $10.8 million as of September 30, 2019, as a result of dispositions, and remains subject to further adjustment. This positive impact was partially offset by transaction fees paid in connection with the Transaction Agreement.

We had cash flows provided by investing activities of $54.8 million for the nine months ended September 30, 2019 compared to $12.7 million for the same period in 2018. The increase in cash flows provided by investing activities was primarily due to

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

the sale of approximately $90.8 million of fixed assets and improvements to SNH in 2019, partially offset by $31.9 million of net proceeds received from the sale of four senior living communities to SNH during the first half of 2018, and $14.7 million of fixed assets and improvements to SNH in 2018. Acquisitions of property and equipment, net of sales of qualified improvements we made to SNH pursuant to our leases with SNH, were $(53.4) million and $22.2 million for the nine months ended September 30, 2019 and 2018, respectively.

We had cash flows used in financing activities of $53.0 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in cash flows used in financing activities for the nine months ended September 30, 2019 was primarily due to our repayment of outstanding borrowings under our credit facility in June 2019.

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

Our Leases and Management Agreements with SNH

As of September 30, 2019, we leased 166 senior living communities from SNH under five leases. Our total annual rent payable to SNH as of September 30, 2019 was $129.8 million, excluding percentage rent based on increases in gross revenues at certain communities. Our total rent expense under all our leases with SNH, which for 2018 was net of lease inducement amortization and the amortization of the deferred gain associated with the June 2016 sale and leaseback transaction, was $32.4 million and $51.5 million for the three months ended September 30, 2019 and 2018, respectively, for which 2018 included approximately $1.4 million in estimated percentage rent due to SNH. For the three months ended September 30, 2019 no percentage rent payments were due. Pursuant to the Transaction Agreement, the aggregate amount of monthly minimum rent payable to SNH was reduced to $11.0 million commencing February 1, 2019, subject to adjustment. In accordance with the Transaction Agreement, this amount was reduced to approximately $10.8 million as of September 30, 2019 as a result of dispositions, and remains subject to further adjustment. As the Transaction Agreement was not entered into until April 1, 2019, our rent expense for the three months ended March 31, 2019 was not adjusted for the rent reduction for February and March 2019 even though we did not pay, and are not obligated to pay, the prior rent amounts that were in excess of the modified amount. Instead, that amount is being amortized over the remaining lives of the applicable master leases in accordance with GAAP. The transactions contemplated by the Transaction Agreement are subject to conditions, including among others, the receipt of certain regulatory approvals. For more information regarding our Transaction Agreement and the modifications to our existing business arrangements with SNH, see Notes 1 and 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “—2019 Transaction Agreement with SNH and Refinanced Credit Facility” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Under our existing leases with SNH, upon our request, SNH may purchase or fund capital improvements made at the communities we lease from SNH. During the nine months ended September 30, 2019, we sold to SNH $41.6 million of improvements made at the communities we lease from SNH. In addition, pursuant to the Transaction Agreement, we sold approximately $50.0 million of unencumbered fixed assets and improvements related to SNH's senior living communities leased and operated by us, which amount was subsequently adjusted to $49.2 million due to the exclusion of certain fixed assets in accordance with the Transaction Agreement. Also pursuant to the Transaction Agreement, the aggregate amount of monthly minimum rent payable to SNH was set at $11.0 million commencing February 1, 2019, subject to adjustment; as a result, capital improvements that SNH purchases from us during that period will not result in an increase in the aggregate monthly minimum rent. The sales of capital improvements that we made to SNH for the three months ended March 31, 2019 occurred after February 1, 2019.

As of September 30, 2019, we managed 77 senior living communities for the account of SNH and its related entities pursuant to long term management agreements and pooling agreements that combine various calculations of revenues and expenses from the operations of the communities covered by the applicable pooling agreements. We earned management fees attributable to senior living communities we manage for SNH's account of $4.1 million and $4.0 million for the three months ended September 30, 2019 and 2018, respectively and $12.1 million and $11.4 million for the nine months ended September 30, 2019 and 2018, respectively. Included in these amounts were fees we earned for our management of capital expenditure projects of $0.2 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and $0.6 million and $0.7 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Our Revenues

We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018. Our adoption of ASC Topic 606 did not result in an adjustment to our beginning retained earnings and did not have a material impact on the amount and timing of our revenue recognition for the nine months ended September 30, 2019 or 2018.

Our revenues from services to residents at our senior living communities are our primary source of cash to fund our operating expenses, including rent, capital expenditures (net of capital improvements that we sell to SNH for increased rent, if any, pursuant to our leases with SNH) and principal and interest payments on our debt.

The general trends impacting our industry are affecting our business and revenues. For further information about those trends, see "—General Industry Trends" in Part I, Item 2 of this Quarterly Report on Form 10-Q.

At some of our senior living communities (principally our SNFs) and our rehabilitation and wellness clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation and wellness services. We derived approximately 22.6% and 23.2% of our consolidated revenues from these government funded programs during the nine months ended September 30, 2019 and 2018, respectively. Our net Medicare revenues totaled $86.7 million and $89.5 million during the nine months ended September 30, 2019 and 2018, respectively. Our net Medicaid revenues totaled $98.6 million and $100.7 million during the nine months ended September 30, 2019 and 2018, respectively.

On August 2, 2019, the U.S. Congress passed the Bipartisan Budget Act of 2019 (P.L. 116-37), which extended Medicare sequestration cuts for an additional two years. Medicare sequestration cuts have been in place since 2013 and have been extended periodically. Most recently, this law extends the 2% reduction in payments through fiscal year 2029.

On August 15, 2019, the Centers for Medicare & Medicaid Services, or CMS, published a proposed rule that presents potential updates to the Medicare physician fee schedule rule for the calendar year 2020 and changes to other Medicare Part B policies. In particular, the rule proposes to implement a statutory requirement that claim modifiers be used to identify certain therapy services that are furnished in whole or in part by physical therapy assistants, or PTAs, and occupational therapy assistants, or OTAs, beginning January 1, 2020. CMS has adopted a standard that, when more than 10% of the service is furnished by a PTA or OTA, then the service is considered to be furnished “in whole or in part” by a PTA or OTA. CMS proposes to base the 10% calculation on the therapeutic minutes of time spent by the therapist versus a PTA or OTA. Beginning January 1, 2022, claims that contain a therapy assistant modifier will be paid at 85% of the otherwise applicable payment amount.

On September 10, 2019, CMS issued a final rule that implements statutory provisions that require Medicare, Medicaid and the Children’s Health Insurance Program, or CHIP, providers and suppliers to disclose certain current and previous "affiliations" (which is defined to include ownership interests, partnership interests, or operational or managerial control) that it, or any of its owning or managing employees or organizations, has or had with other providers and suppliers that have experienced certain disposable events within the previous five years. Specifically, such providers and suppliers must, beginning November 4, 2019, upon initially enrolling in Medicare, Medicaid, or CHIP, or revalidating such enrollment, disclose any current or previous direct or indirect affiliation with a provider or supplier that (1) has uncollected debt related to Medicare, Medicaid or CHIP overpayments for which CMS or the state has sent notice of the debt, civil monetary penalties, or similar assessments imposed by the government; (2) has been or is subject to a payment suspension under a federal health care program; (3) has been or is excluded from participation in Medicare, Medicaid or CHIP; or (4) has had its Medicare, Medicaid

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

or CHIP billing privileges denied, revoked or terminated. The final rule also provides CMS with additional authority to deny or revoke a provider's or supplier’s Medicare enrollment in certain specified circumstances.

On October 9, 2019, CMS and the OIG issued coordinated proposed rules which seek to update the regulations interpreting the Physician Self-Referral Law, the Federal Anti-Kickback Statute, and the civil monetary penalties rules prohibiting beneficiary inducement. The proposed rules include new exceptions and safe harbors for value-based payment arrangements, modifications to the existing electronic health record exception and safe harbor and a new exception and safe harbor for the provision of cybersecurity technology and services. CMS is also seeking comment on whether the agency should require the provision of cost-of-care information at the point of a referral for an item or service as part of the agency’s broader agenda related to price transparency.

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

For further information regarding government healthcare funding and regulation and the possible impact on us and our business, revenues and operations, see the sections captioned “Business—Government Regulation and Reimbursement” in Part I, Item I and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues” in Part II, Item 7 of our Annual Report and the section captioned "—Our Revenues" in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.

Insurance

Increases over time in the costs of insurance, especially professional and general liability insurance, workers’ compensation and employee health insurance, have had an adverse impact upon our results of operations. Although we self-insure a large portion of these costs, our costs have increased as a result of the higher costs that we incur to settle claims and to purchase insurance for claims in excess of the self-insurance amounts. These increased costs may continue in the future. Further, we may realize increased premiums for other forms of insurance we obtain from third parties, such as for property, casualty and business interruption coverage. For more information about our existing insurance see “Business—Insurance” in Part I, Item I of our Annual Report.

Debt Financings and Covenants

We maintain a $65.0 million secured revolving credit facility, which is available for general business purposes. Our credit facility matures in June 2021. Subject to our payment of extension fees and meeting other conditions, we have the option to extend the stated maturity date of our credit facility for a one year period. We are required to pay interest at a rate of LIBOR plus a premium of 250 basis points per annum, or at a base rate as defined in our credit agreement, plus 150 basis points per annum, on borrowings under our credit facility; the effective annual rates as of September 30, 2019 were 4.59% and 6.75%, respectively. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the available borrowings under our credit facility. No principal repayment is due until maturity.

Our credit facility is secured by real estate mortgages on 11 senior living communities with a combined 1,245 living units owned by certain of our subsidiaries that guarantee our obligations under our credit facility. Our credit facility is also secured by these subsidiaries’ accounts receivable and related collateral. The amount of available borrowings under our credit facility is subject to our having qualified collateral, which is primarily based on the value of the communities securing our obligations under our credit facility. Our credit facility provides for acceleration of payment of all amounts outstanding under our credit facility upon the occurrence and continuation of certain events of default, including a change of control of us, as defined in our credit agreement. Our credit agreement contains financial and other covenants, including those that restrict our ability to pay dividends or make other distributions to our stockholders in certain circumstances.

As of September 30, 2019 and November 5, 2019, we had no outstanding borrowings under our credit facility, $3.2 million in letters of credit issued under our credit facility and approximately $7.6 million of outstanding mortgage debt. As of September 30, 2019, we believe we were in compliance with all applicable covenants under our debt agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to the Transaction Agreement, on April 1, 2019, we obtained a $25.0 million line of credit from SNH. As of September 30, 2019 and November 5, 2019, we had no outstanding borrowings under this line of credit. For further information regarding this line of credit, see Note 9 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For more information regarding our debt financings and covenants, see Note 8 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Related Person Transactions

We have relationships and historical and continuing transactions with SNH, RMR LLC, ABP Trust and others related to them. For example: SNH is our former parent company, our largest landlord, the owner of the senior living communities that we manage and a significant stockholder of us, owning as of September 30, 2019, 8.3% of our outstanding common shares, and with which we have entered the Transaction Agreement, which provides for modifications for our existing business arrangements with SNH, and Adam Portnoy, the Chair of our Board of Directors and one of our Managing Directors, and our Secretary, are managing trustees of SNH; various services we require to operate our business are provided to us by RMR LLC pursuant to our business management agreement with RMR LLC and RMR LLC also provides management services to SNH; RMR LLC employs our President and Chief Executive Officer, our Executive Vice President, Chief Financial Officer and Treasurer, our Secretary and Adam Portnoy; Adam Portnoy, directly and indirectly through ABP Trust and its subsidiaries, is our largest stockholder, beneficially owning approximately 35.4% of our outstanding common shares as of September 30, 2019; a subsidiary of ABP Trust is also the landlord for our headquarters; and Adam Portnoy, through ABP Trust, is also the controlling shareholder of RMR Inc., which is the managing member of RMR LLC. We have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and some of which have directors, trustees or officers who are also directors, trustees or officers of us, SNH, RMR LLC or RMR Inc.

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

Nasdaq Listing

We previously received a letter from Nasdaq informing us that, for a period of 30 consecutive business days, the closing bid price of our common shares was below $1.00 per common share, which was not in compliance with the Nasdaq listing standards for continued listing on Nasdaq. On September 30, 2019, we completed the Reverse Stock Split, which resulted in the closing bid price of our common shares exceeding the $1.00 per share minimum bid price for the applicable period to regain compliance with the Nasdaq listing standards. On October 15, 2019, we received a letter from Nasdaq informing us that we had regained compliance with the minimum bid price listing standards of Nasdaq for continued listing on Nasdaq.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	Our ability to comply and to remain in compliance with applicable Medicare, Medicaid and other federal and state regulatory, rule making and rate setting requirements,

•	Our ability to sell communities we offer for sale, and

•	Other matters.

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

•
Changes in Medicare or Medicaid policies and regulations or the possible future repeal, replacement or modification of these or other existing or proposed legislation or regulations, which could result in reduced Medicare or Medicaid rates, a failure of such rates to cover our costs or limit the scope or funding of either or both programs, or reductions in private insurance utilization and coverage,

•	Delays or nonpayment of government payments to us that could result from government shutdowns or other circumstances,

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

For example:

•
Even though challenging conditions in the senior living industry continue to exist, there no longer exists a substantial doubt about our ability to continue as a going concern. However, our business and operations remain subject to substantial risks, including the risk that the transactions contemplated by the Transaction Agreement will not be completed, and many of these risks are beyond our control. As a result, our operations may not be profitable in the future and we may realize losses, which could negatively affect our ability to continue as a going concern,

•
We expect to close certain of the transactions contemplated by the Transaction Agreement, as described herein, on January 1, 2020. These transactions are subject to conditions, including, among others, the receipt of certain licensing and other regulatory approvals. We cannot be sure that any or all of such conditions will be satisfied. Accordingly, these transactions may not become effective as of January 1, 2020 or at all, or the terms of such transactions may change,

•
The Share Issuances are subject to the SEC declaring effective the registration statement on Form S-1 that we previously filed with the SEC to register our common shares to be issued pursuant to the Transaction Agreement. When and whether the SEC declares the registration statement effective is beyond our control. Accordingly, we cannot be sure that the SEC will declare the registration statement on Form S-1 effective prior to December 31, 2019 or at all,

•
Our ability to operate senior living communities profitably depends upon many factors, including our ability to integrate new communities into our existing operations, as well as some factors which are beyond our control, such as the demand for our services arising from economic conditions generally and competition from other providers of senior living services. We may not be able to successfully integrate, operate, compete and profitably manage our senior living communities,

•
We expect to enter additional operating arrangements with SNH for additional senior living communities that SNH owns or may acquire in the future. However, we cannot be sure that we will enter any additional operating arrangements with SNH,

•
Our belief that the aging of the U.S. population and increasing life spans of seniors will increase demand for senior living communities and services may not be realized or may not result in increased demand for our services,

•
Our investments in our workforce and continued focus on reducing our employee turnover level by enhancing our competitiveness in the marketplace with respect to cash compensation and other benefits may not be successful and may not result in the benefits we expect to achieve through such investments,

•	Our marketing initiatives may not succeed in increasing our occupancy and revenues, and they may cost more than any increased revenues they may generate,

•	Our strategic investments to enhance efficiencies in and benefits from our purchasing of services may not be successful or generate the returns we expect,

•
At September 30, 2019, we had $39.4 million of unrestricted cash and cash equivalents. As of September 30, 2019, we had no borrowings under our $65.0 million credit facility or $25.0 million SNH credit facility, letters of credit issued in an aggregate amount of $3.2 million and $61.8 million available for borrowing under our credit facility. These statements may imply that we may have sufficient cash liquidity. However, we have been incurring operating losses and have a large accumulated deficit. Moreover, our operations and business require significant amounts of working cash and require us to make significant capital expenditures to maintain our competitiveness. Accordingly, we may not have sufficient cash liquidity,

•
Circumstances that adversely affect the ability of seniors or their families to pay for our services, such as economic downturns, weakening housing market conditions, higher levels of unemployment among our residents' or potential residents' family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics generally could affect the profitability of our senior living communities,

•
Residents who pay for our services with their private resources may become unable to afford our services, resulting in decreased occupancy and decreased revenues at our senior living communities and our increased reliance on lower rates from government agencies and other payers,

•
The various federal and state government agencies which pay us for the services we provide to some of our residents are currently experiencing budgetary constraints and may lower the Medicare, Medicaid and other rates they pay us,

•	We may be unable to repay our debt obligations when they become due,

•	Actual costs under our credit facility will be higher than LIBOR plus a premium because of other fees and expenses associated with our credit facility,

•
The amount of available borrowings under our credit facility is subject to our having qualified collateral, which is primarily based on the value of the assets securing our obligations under our credit facility. Accordingly, the availability of borrowings under our credit facility at any time may be less than $65.0 million. Also, the availability of borrowings under our credit facility is subject to our satisfying certain financial covenants and other conditions that we may be unable to satisfy,

•
The amount of available borrowings under our SNH credit facility is subject to conditions. Further, the SNH credit facility is scheduled to mature at the Conversion Time. As such, it is not a long term source of financing for us,

•
Our actions and approach to managing our insurance costs, including our operating an offshore captive insurance company and self-insuring with respect to certain liability matters, may not be successful and could result in our incurring significant costs and liabilities that we will be responsible for funding,

•
Contingencies in our and SNH’s applicable acquisition and sale agreements may not be satisfied and our and SNH’s applicable pending acquisitions and sales and any related leases, management or pooling arrangements we may expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,

•	We may be unable to meet collateral requirements related to our workers’ compensation insurance program for future policy years, which may result in increased costs for such insurance program,

•	We may not be able to sell communities that we may seek to sell on terms acceptable to us or otherwise,

•
The fact that we have regained compliance with Nasdaq’s minimum $1.00 bid price per share requirement may imply that we will continue to satisfy that Nasdaq standard. The number of our common shares included in our nonaffiliated public float is currently at a reduced level, which may result in decreased liquidity and increased trading price volatility for our common shares. If we fail to maintain compliance with Nasdaq’s minimum $1.00 bid price or other standards, Nasdaq may initiate proceedings to delist our common shares,

•
We believe that our relationships with our related parties, including SNH, RMR LLC, ABP Trust and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize,

•
We expect to receive a capital distribution in the fourth quarter of 2019 in connection with the dissolution of AIC. We cannot be sure that such distribution will occur when expected or at all or what the amount of any such distribution will be, and

•
Our senior living communities are subject to extensive government regulation, licensure and oversight. We sometimes experience deficiencies in the operation of our senior living communities, and some of our communities may be prohibited from admitting new residents, or our license to continue operations at a community may be revoked. Also, operating deficiencies or a license revocation at one or more of our senior living communities may have an adverse impact on our ability to operate, obtain licenses for, or attract residents to, our other communities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2019:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2019	119	$4.80	—	$—
Total	119	$4.80	—	$—

(1)
These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of a former officer of RMR LLC in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

Item 6. Exhibits

Exhibit Number	Description
3.1	Composite Copy of Articles of Amendment and Restatement, dated December 5, 2001, as amended to date. (Filed herewith.)
3.2
Articles Supplementary, as corrected by Certificate of Correction, dated March 10, 2004. (Incorporated by reference to the Company’s registration statement on Form 8-A dated March 19, 2004 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, respectively.)

3.3	Articles Supplementary, dated April 16, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 16, 2014.)
3.4	Amended and Restated Bylaws of the Company, adopted March 3, 2017. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)
4.1	Form of Common Stock Certificate. (Filed herewith.)
4.2
Consent, Standstill, Registration Rights and Lock-Up Agreement, dated October 2, 2016, among the Company, ABP Trust, ABP Acquisition LLC, Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 2016.)

10.1	Form of Indemnification Agreement.(+) (Filed herewith.)
10.2
Eighteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of May 22, 2019, effective as of April 1, 2019, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Filed herewith.)

10.3
Partial Termination of and Nineteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of September 17, 2019, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Filed herewith.)

10.4
Thirteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of May 22, 2019, effective as of April 1, 2019, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Filed herewith.)

10.5
Partial Termination of and Fourteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of September 17, 2019, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Filed herewith.)

10.6
Partial Termination of and Seventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of September 17, 2019, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Filed herewith.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE STAR SENIOR LIVING INC.
/s/ Katherine E. Potter
Katherine E. Potter
President and Chief Executive Officer
Dated: November 6, 2019

/s/ Jeffrey C. Leer
Jeffrey C. Leer
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Dated: November 6, 2019