Form 10-K
period 2019-12-31
FIVE STAR SENIOR LIVING INC.
filed 2020-03-02
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
617‑796‑8387
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	FVE	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting shares of common stock, $.01 par value, or common shares, of the registrant held by non-affiliates was $12.7 million based on the $4.60 closing price per common share on The Nasdaq Stock Market LLC on June 28, 2019. For purposes of this calculation, an aggregate of 100,330 common shares held directly by, or by affiliates of, the directors and officers of the registrant, plus 423,500 common shares held by Diversified Healthcare Trust (formerly known as Senior Housing Properties Trust) and 1,799,999 common shares held by ABP Acquisition LLC, have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 26, 2020: 31,543,711.

References in this Annual Report on Form 10‑K to the Company, Five Star, we, us or our mean Five Star Senior Living Inc. and its consolidated subsidiaries, unless otherwise expressly stated or the context indicates otherwise. All amounts and share information included in this Annual Report on Form 10-K have been retroactively adjusted for the reverse stock split that resulted in the conversion of every ten of our common shares into one of our common shares, effective September 30, 2019, as if such reverse stock split occurred on the first day of the first period presented, unless otherwise expressly stated or the context indicates otherwise. Certain adjusted amounts may not agree with previously reported amounts due to the receipt of cash in lieu of fractional shares.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2019.

Warning Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Annual Report on Form 10-K relate to various aspects of our business, including:

•	Our ability to operate our senior living communities profitably,

•	Our ability to grow revenues at the senior living communities we manage and to increase the fees we earn from managing senior living communities,

•	Our expectation to focus our expansion activities on internal growth from our existing senior living communities and the ancillary services that we may provide,

•
Our ability to increase the number of senior living communities we operate and residents we serve, and to grow our other sources of revenues, including rehabilitation and wellness services and other services we may provide,

•
Whether the aging U.S. population and increasing life spans of older adults will increase the demand for senior living communities, health and wellness centers and other healthcare related properties and services,

•	Our ability to comply and to remain in compliance with applicable Medicare, Medicaid and other federal and state regulatory, rulemaking and rate setting requirements,

•	Our ability to access or raise debt or equity capital,

•	Our ability to sell communities we may offer for sale, and

•	Other matters.

Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, cash flows, liquidity and prospects include, but are not limited to:

•	The impact of conditions in the economy and the capital markets on us and our residents and other customers,

•	Competition within the senior living and other health and wellness related services businesses,

•	Older adults delaying or forgoing moving into senior living communities or purchasing health and wellness services from us,

•	Increases in our labor costs or in costs we pay for goods and services,

•	Increases in tort and insurance liability costs,

•	Our operating leverage,

•
Actual and potential conflicts of interest with our related parties, including our Managing Directors, Diversified Healthcare Trust (formerly known as Senior Housing Properties Trust), or DHC, The RMR Group LLC, or RMR LLC, ABP Trust and others affiliated with them,

•
Changes in Medicare or Medicaid policies and regulations or the possible future repeal, replacement or modification of these or other existing or proposed legislation or regulations, which could result in reduced Medicare or Medicaid rates, a failure of such rates to cover our costs or limit the scope or funding of either or both programs, or reductions in private insurance utilization and coverage,

i

•	Delays or nonpayment of government payments to us,

•
Compliance with, and changes to, federal, state and local laws and regulations that could affect our services or impose requirements, costs and administrative burdens that may reduce our ability to profitably operate our business,

•	Our exposure to litigation and regulatory and government proceedings due to the nature of our business,

•	Continued efforts by third party payers to reduce costs, and

•	Acts of terrorism, outbreaks of so-called pandemics or other manmade or natural disasters beyond our control.

For example:

•
Challenging conditions in the senior living industry continue to exist and our business and operations remain subject to substantial risks, many of which are beyond our control. As a result, our operations may not be profitable in the future and we may realize losses,

•	We may not successfully execute our strategic growth initiatives,

•
Our ability to operate senior living communities profitably and increase the revenues generated by us depends upon many factors, including our ability to integrate new communities into our existing operations, as well as some factors that are beyond our control, such as the demand for our services arising from economic conditions generally and competition from other providers of services to older adults. We may not be able to successfully integrate, operate, compete and profitably manage our senior living communities,

•
We expect to enter additional management arrangements with DHC for additional senior living communities that DHC owns or may acquire in the future. However, we cannot be sure that we will enter any additional management arrangements with DHC,

•
Our belief that the aging of the U.S. population and increasing life spans of older adults will increase demand for senior living communities and services may not be realized or may not result in increased demand for our services,

•
Our investments in our workforce and continued focus on reducing our employee turnover level by enhancing our competitiveness in the marketplace with respect to cash compensation and other benefits may not be successful and may not result in the benefits we expect to achieve through such investments,

•	Our marketing initiatives may not succeed in increasing our occupancy and revenues, and they may cost more than any increased revenues they may generate,

•	Our strategic investments to enhance efficiencies in, and benefits from, our purchasing of services may not be successful or generate the returns we expect,

•
Circumstances that adversely affect the ability of older adults or their families to pay for our services, such as economic downturns, weakening housing market conditions, higher levels of unemployment among our residents or potential residents’ family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics generally could affect the revenues and profitability of our senior living communities,

•	Residents who pay for our services with their private resources may become unable to afford our services, resulting in decreased occupancy and decreased revenues at our senior living communities,

•
The various federal and state government agencies that pay us for the services we provide to some of our residents are still experiencing budgetary constraints and may lower the Medicare, Medicaid and other rates they pay us,

•	We may be unable to repay or refinance our debt obligations when they become due,

•
At December 31, 2019, we had $31.7 million of unrestricted cash and cash equivalents. As of December 31, 2019, we had no borrowings under our $65.0 million secured revolving credit facility, or our credit facility, letters of credit issued in an aggregate amount of $3.2 million and $55.9 million available for borrowing under our credit facility.

ii

These statements may imply that we may have sufficient cash liquidity. However, we have incurred operating losses and have an accumulated deficit. Moreover, certain aspects of our operations and future growth we may pursue in our business may require significant amounts of working cash and require us to make significant capital expenditures. Accordingly, we may not have sufficient cash liquidity,

•	Actual costs under our credit facility will be higher than LIBOR plus a premium because of other fees and expenses associated with our credit facility,

•
The amount of available borrowings under our credit facility is subject to our having qualified collateral, which is primarily based on the value of the assets securing our obligations under our credit facility. Accordingly, the availability of borrowings under our credit facility at any time may be less than $65.0 million. Also, the availability of borrowings under our credit facility is subject to our satisfying certain financial covenants and other conditions that we may be unable to satisfy,

•
Our actions and approach to managing our insurance costs, including our operating an offshore captive insurance company and self-insuring with respect to certain liability matters, may not be successful and could result in our incurring significant costs and liabilities that we will be responsible for funding,

•
Contingencies in any applicable acquisition or sale agreements we or DHC have entered into, or may enter into, may not be satisfied and our and DHC’s applicable acquisitions or sales, and any related management arrangements we may expect to enter into, may not occur, may be delayed or the terms of such transactions or arrangements may change,

•	We may be unable to meet collateral requirements related to our workers’ compensation insurance program for future policy years, which may result in increased costs for such insurance program,

•	We may not be able to sell communities that we may seek to sell on terms acceptable to us or otherwise,

•
The fact that we have regained compliance with Nasdaq’s minimum $1.00 bid price per share requirement may imply that we will continue to satisfy that Nasdaq standard. The number of our common shares included in our nonaffiliated public float is currently at a reduced level, which may result in decreased liquidity and increased trading price volatility for our common shares. If we fail to maintain compliance with Nasdaq’s minimum $1.00 bid price or other standards, Nasdaq may initiate proceedings to delist our common shares,

•
We believe that our relationships with our related parties, including DHC, RMR LLC, ABP Trust and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and

•
Our senior living communities are subject to extensive government regulation, licensure and oversight. We sometimes have regulatory issues in the operation of our senior living communities and, as a result, some of our communities may periodically be prohibited from admitting new residents, or our license to continue operations at a community may be suspended or revoked. Also, operating deficiencies or a license revocation at one or more of our senior living communities may have an adverse impact on our ability to operate, obtain licenses for, or attract residents to, our other communities.

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

iii

FIVE STAR SENIOR LIVING INC.
2019 ANNUAL REPORT ON FORM 10‑K

This Annual Report on Form 10-K includes our trademarks, such as “Five Star Senior Living”, “Bridge to Rediscovery” and “Ageility Physical Therapy Solutions”, which are our property and are protected under applicable intellectual property laws. Solely for convenience, these trademarks referred to in this Annual Report on Form 10-K may appear without the TM symbol, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks.

PART I
Item 1. Business
The Company
We operate 268 senior living communities, including one active adult community, located in 32 states and provide services to approximately 26,000 residents. We have achieved J.D. Power Senior Living Certification for 32 of our senior living communities as of December 31, 2019.

With our new mission, “To honor and enrich the journey of life, one experience at a time,” we are a leadership team committed to prioritizing the needs of our residents, clients and team members. With approximately 23,000 team members experienced in supporting older adults, we are focused on establishing ourselves as a premier provider of services to older adults and their caregivers.

As of December 31, 2019, our residents resided in (i) 257 primarily independent and assisted living communities and (ii) 11 skilled nursing facilities, or SNFs. Our independent and assisted living communities, which includes our Bridge to Rediscovery memory care units, consists of 30,021 living units. These units include 31 continuing care retirement communities, or CCRCs, with 7,070 living units, and our SNFs consist of 1,264 living units. As of December 31, 2019, we leased and operated 170 of these 268 senior living communities (18,840 living units), owned and operated 20 of these senior living communities (2,108 living units) and managed 78 of these senior living communities (10,337 living units), including one active adult community (169 living units).

With the goal of offering a comprehensive suite of services, which includes our rehabilitations and wellness division, Ageility Physical Therapy Solutions, or Ageility, we provide our residents and others with rehabilitation and wellness services at our senior living communities as well as at outpatient clinics located separately from our senior living communities. As of December 31, 2019, we operated 41 inpatient clinics providing rehabilitation services in 34 of our CCRCs and seven of our SNFs. As of December 31, 2019, we operated 190 outpatient clinics, of which 150 were clinics within our senior living communities and 40 were clinics with other senior living companies. We provided Ageility services to approximately 10,000 clients in 2019. As of December 31, 2019, we have expanded our Ageility service line by introducing innovative fitness and personal training offerings to complement outpatient therapy in nine active adult communities.

According to the Longevity Economy Outlook, AARP with The Economist, as of December 31, 2019, the over 50 age population in the United States was comprised of 117.4 million people, or 35% of the population. The fastest growing age population in the United States is the over 85, and the second fastest is the over 100. We believe our business has the platform and service offerings to position us to support a higher quality of life for these adults as they age.

We are focused on (i) creating experiences for older adults that meet their expectations and (ii) offering residences and services that meet the needs and demands of older adults. To that end, we collaborate and actively engage with innovative organizations. We also sponsor and pilot programs to continually evolve our service capabilities to meet the needs of our residents and team members and we adapt our offerings to meet the evolving consumer demands of a growing population of older adults. In 2019, we served approximately 27,000 older adults on a daily basis by providing a variety of living experiences and services in addition to delivering ancillary services, such as through Ageility. For our residents in our assisted living and SNF communities, we offer assistance with their daily living activities, including bathing and dressing, eating, toileting and agility and mobility assistance. In certain communities, we also provide licensed skilled nursing services. In addition, we offer additional services including, but not limited to, on-site entertainment, personal grooming services and home health and dining services. Our focus on offering a broad array of services helps promote a greater sense of community and enable older adults to age-in-place independently.

Restructuring with DHC

On April 1, 2019, we entered into a transaction agreement, or the Transaction Agreement, with DHC to restructure our business arrangements with DHC, or the Restructuring Transactions, pursuant to which, effective as of January 1, 2020, or the Conversion Time:

•
our five then existing master leases with DHC for 166 of DHC's senior living communities (18,636 living units) that we then leased, as well as our then existing management and pooling agreements with DHC for 78 senior living communities (10,337 living units) were terminated and replaced, or the Conversion, with new management agreements for all of these senior living communities and a related omnibus agreement, or collectively, the New Management Agreements;

•	we issued 10,268,158 of our common shares to DHC and an aggregate of 16,118,849 of our common shares to DHC’s shareholders of record as of December 13, 2019, or, together, the Share Issuances; and

•
as consideration for the Share Issuances, DHC provided to us $75.0 million of additional consideration by assuming certain of our working capital liabilities (with DHC's provision of such consideration to us, collectively with the Conversion and the Share Issuances, being included in the definition of Restructuring Transactions in this Annual Report on Form 10-K).

In connection with the Transaction Agreement, we entered into a credit agreement with DHC pursuant to which DHC extended to us a $25.0 million line of credit, or the DHC credit facility, which was secured by six senior living communities we own. The DHC credit facility matured and was terminated in connection with the completion of the Restructuring Transactions. There were no amounts outstanding under the DHC credit facility at the time of such termination and we did not make any borrowings under the DHC credit facility during its term.

Also in connection with the Restructuring Transactions, we agreed to expand our Board of Directors within six months following the Conversion Time to add an Independent Director (as defined in our bylaws) reasonably satisfactory to DHC. On February 26, 2020, our Board of Directors elected Michael E. Wagner, M.D. as an Independent Director, which satisfied our agreement with DHC to expand our Board of Directors.

For more information regarding the Restructuring Transactions, see "Properties" included in Part I, Item 2, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7, of this Annual Report on Form 10-K and Notes 1 and 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Our History

We are a corporation formed under the laws of the State of Maryland in 2001. Effective March 3, 2017, we changed our name from Five Star Quality Care, Inc. to Five Star Senior Living Inc. Since then we have grown primarily by leasing or managing communities acquired by DHC. We also offer rehabilitation and wellness services both at our senior living communities as well as in communities of other senior living companies. Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 796-8387.

Our Communities and Our Services

Our present business plan contemplates the operation of owned, managed and leased independent and assisted senior living communities. Our communities can be classified into different primary service categories; while some provide a single service, others provide multiple services in a single building or campus. The majority of the senior living communities we operate are organized in campus-like settings or stand-alone communities containing multiple service levels.

Independent Living Communities. Independent living communities provide residents with high levels of privacy in various types of apartments and require residents to be relatively independent. An independent living apartment usually bundles several non-healthcare services as part of a regular monthly charge. For example, the base charge may include one or two meals per day in a central dining room, weekly housekeeping service or planned activities. Additional non-healthcare services are generally available from staff employees on a fee for service basis. Included in independent living communities are 31 CCRC communities, as well as independent living communities that provide both assisted living and skilled nursing services in separate parts of the community. As of December 31, 2019, our operations included 11,364 independent living apartments in 97 communities. We also have an active adult community, which we classify as an independent living community.

Assisted Living Communities. Assisted living communities are typically comprised of one-bedroom units, which include private bathrooms and efficiency kitchens. Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24-hour availability of assistance with the activities of daily living such as bathing, dressing and eating. Professional nursing and healthcare services are usually available at the community, as requested, or at regularly scheduled times. We may also provide Alzheimer’s or memory care services at certain of our assisted living communities through our award winning Bridge to Rediscovery program. As of December 31, 2019, our operations included 16,470 assisted living suites in 229 communities.

Skilled Nursing Facilities. SNFs generally provide extensive nursing and healthcare services that are similar to services available in hospitals, without the high costs associated with operating theaters, emergency rooms or intensive care units. A typical purpose-built SNF includes one or two beds per room with a separate bathroom in each room and shared dining facilities. SNFs are staffed by licensed nursing professionals 24 hours per day. As of December 31, 2019, our operations included 3,451 SNF units in 49 communities.

Rehabilitation and Wellness Services. Our rehabilitation and wellness services are offered by Ageility. Ageility’s services are primarily clinically based rehabilitation services, including physical therapy, speech therapy and occupational therapy. Ageility also offers other rehabilitation and wellness services with a hospitality approach, including strength training, orthopedic rehabilitation, fall prevention, cognitive or memory enhancement, aquatic therapy, continence management programs, pain management programs, neurological rehabilitation, post-surgical or post-hospitalization services and general personal fitness and wellness programs. The clinics are staffed with licensed therapists or other trained personnel.

Current Industry Trends

While the construction of new senior living communities is starting to slow down, it has experienced in the past several years significant construction of new communities and other buildings to service older adults. We believe this resulted in an oversupply and put downward pressures on occupancy and the rates that operators can charge for their services to their residents. In addition, pressures on governmental budgets has resulted in reductions or limitations on the growth of government funding for senior living and healthcare services, despite the increasing regulatory requirements imposed on the industry. These revenue pressures have been buffeted by increased costs for labor, insurance and regulatory compliance. At the same time, older adults are delaying the age at which they move to senior living communities, or forgoing such a move entirely.

In the last ten years, as the industry evolved to serve the growing number of older adults, it was also facing the impacts of an economic recession. We have searched for innovative ways to overcome the industry's challenges that include workforce shortages and low retention, occupancy pressures, challenges related to new technology and the increasing desire for exceptional customer experience including concierge level services.

To address workforce and retention challenges, senior living companies like us have looked to data-driven recruitment processes that use benchmarking and analytics to find quality candidates who stay in their roles longer. Personnel retention plans also include increasing wages, especially in geographic areas where competition for healthcare and senior living professionals is fierce. Other innovative efforts to attract talent to the senior living industry include connecting to the future workforce through school partnerships and recruitment presentations.

To address occupancy challenges, we are investing in business intelligence, website enhancements and technology-enabled marketing to understand market demands and adapt its service offerings to attract families and individuals searching for the services they need for their aging loved ones or themselves. In addition, we have increased our use of sales training that focuses on research-based sales tactics to more effectively “close” the prospects generated by technology with a genuine, human touch.

In the technology arena, demographic trends regarding aging adults have captured the attention of a number of entrepreneurs, start-ups and other companies, resulting in a steady stream of innovations entering the senior living space. Many of these innovations enable older adults to age in their own existing homes longer. Technology is causing the industry to look at new ways of delivering care to older adults. Regardless of the influx of technology solutions that change how senior living companies deliver older adult care, the senior living industry remains a person-to-person, relationship-centered business. Technology can augment, but we believe, will never replace the human touch, friendship and compassion of individuals of all ages who feel called to care for and honor the generations who came before them.

Recent trends suggest older adults are focused on evaluating senior living communities that offer service platforms that enable individuals to live a more independent lifestyle. With a broader scope of senior living communities operating in the

United States, combined with technology enablement, consumers have more options in choosing where to live as they age. This wider range of options for consumers is causing further pressure on the industry to implement innovative methods and services that provide for an exceptional customer experience.

Competition

The senior living services business is highly competitive. We compete with numerous other senior living community operators, as well as companies that provide senior living services, such as home healthcare companies and other real estate based service providers. Some of our competitors are larger and have greater financial resources than we do and some of our competitors are not-for-profit entities that have endowment income and may not face the same financial pressures that we do. Also, in recent years, a significant number of new senior living communities have been developed, and we expect this increased development activity to continue in the future. This activity has increased competitive pressures on us, particularly in the geographic markets where we have high concentrations of senior living communities.
We continue to address competition (i) by focusing on operations to ensure an exceptional resident experience, high customer satisfaction and employee retention through, among other things, training and development, (ii) by differentiating ourselves with the innovative programs and services we offer, (iii) with enhanced marketing efforts and (iv) by evaluating the current position of our communities relative to their competition. In addition, we may enter additional arrangements with DHC for us to operate new or additional senior living communities including active adult communities that DHC owns, and our relationships with DHC and RMR LLC may provide us with competitive advantages; however, DHC is not obligated to provide us with opportunities to operate additional properties it owns. We cannot be sure that we will be able to compete successfully or operate profitably. For more information on the competitive pressures we face and associated risks, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Our Growth Strategy
We are one of the largest senior living management companies in the United States, based on unit count, and we have been in operation for over 18 years currently servicing approximately 26,000 older adults in our senior living communities as well as approximately 10,000 clients in our Ageility clinics. As the demographics and psychographics of our prospective customers change, we are focused on establishing ourselves as a premier provider of services to older adults and their caregivers.

We seek to improve revenues from our existing senior living operations by focusing on an exceptional resident experience for those who pay with private resources. We also seek to improve profitability through continued strategic capital investments at our senior living communities and investments in the development of our staff, as well as by working with service providers to increase the desirability and competitiveness of our senior living communities. In addition to routine renovations and upgrades at our existing senior living communities, since January 1, 2018, we have invested $106.5 million in capital improvements in our senior living communities.

We also seek to grow our business by entering additional long-term management agreements for senior living communities and active adult communities where residents’ private resources account for all or a large majority of revenues. In 2018 and 2019, we sold four senior living communities, all of which we previously owned and operated, to DHC and began managing those communities for the account of DHC upon completion of each sale. In 2018 and 2019, we also began managing three DHC owned senior living communities and one active adult community for the account of DHC. For more information about the sale transactions, see “Our Dispositions” included in Part I, Item I of this Annual Report on Form 10-K. For more information about our management and prior leasing arrangements with DHC, see “Properties — Our DHC Leases and Management Agreements with DHC” included in Part I, Item 2 of this Annual Report on Form 10-K and Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Through our ancillary services, we provide diversified offerings to older adults within our communities and outside, including skilled rehabilitation services for short-term inpatient stays, such as after joint replacement surgery; home healthcare in certain of our independent living and assisted living communities; outpatient rehabilitation focused on older adults; and concierge services. The therapy services we offer include physical, occupational, speech and other specialized therapy services. The home health services we provide include nursing, physical, occupational, speech and other specialized therapy services, home health aide services, and social services, as needed. In addition, we offer personalized concierge services to accommodate our residents’ specific lifestyle and needs. Concierge services include personal shopping, companion services, enhanced transportation, bedtime assistance, and personalized dining and nutrition planning, delivery and consultation. By providing residents with a range of service options as their needs change, we provide greater continuity of care, which we believe may encourage our customers to reside with us for a longer period.

Since January 1, 2018, we have opened 101 rehabilitation and wellness outpatient clinics. We also expanded our rehabilitation and wellness services to senior living communities outside of our current operations. In addition, we continue to seek ways to grow our other ancillary services that complement our existing senior living operations to residents of the senior living communities we operate as well as older adults living outside of our communities.

We also continue to develop public awareness of the Five Star Senior Living brand through various marketing initiatives that we believe differentiate us from other senior living operators. For example, we offer “Lifestyle360”, a wellness program focused on five dimensions of wellness (social, intellectual, spiritual, emotional and physical). We believe that programs like “Lifestyle360” will enhance the appeal of our senior living communities among current and prospective residents and their families and provide us with an opportunity to improve our operating performance.

Our expansion efforts are currently focused on internal growth through effective management of our existing portfolio, by increasing occupancy, as well as by increasing revenues from our ancillary services, such as outpatient therapy services and health and wellness and concierge services, to residents of the senior living communities we operate as well as older adults living outside of our communities. We may also agree to operate additional senior living communities and active adult communities for the account of DHC or other third parties pursuant to management arrangements and, from time to time, we may acquire and operate additional senior living communities.

Recent Developments

Portfolio Optimization Through Dispositions. We continually monitor our portfolio of senior living communities and other assets, and we seek to dispose of, or change our method of operating, certain of our senior living communities if and when we determine it is in our best interest to do so and we are able to reach an agreement regarding the sale or change of our method of operating of such communities with our pre-existing contracting parties, including DHC. Since January 1, 2018, we have sold or participated in the sale of 23 senior living communities that we or DHC owned and we operated.

Portfolio Optimization Through Expansion Activities. We currently expect that our expansion activities will be focused on internal growth from our existing senior living communities and entering into additional long-term management agreements for senior living communities, as well as the growth of ancillary service offerings, including rehabilitation and wellness services and other home-based service offerings.

In June 2018, DHC acquired an additional living unit at a senior living community that we leased from DHC located in Florida which was added to the then existing lease for that senior living community.

We also began managing communities for the account of DHC, pursuant to a management agreement and/or our then existing pooling agreements, as amended and restated, senior living communities owned by DHC as follows:

Month	State	Units
June 2018	California	98
November 2018	Colorado	238
April 2019	Oregon	318
December 2019	Texas	169
Total		823
Effective January 1, 2020, our then existing management and pooling agreements with DHC for these communities were terminated and replaced with New Management Agreements in connection with the Restructuring Transactions.

For more information about our dispositions, see Note 11 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. For more information about our former leases and our management arrangements with DHC, see “Properties—Our Leases and Management Agreements with DHC” in Part I, Item 2 and Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Financing Sources

Our principal sources of funds to meet operating and capital expenses and debt service obligations are cash flows from operating activities, unrestricted cash balances and borrowings under our $65.0 million secured revolving credit facility, which is available for general business purposes. Our credit facility matures in June 2021, and, subject to our payment of an extension fee and meeting other conditions, we have the option to extend the stated maturity date of our credit facility for a one-year period. We are required to pay interest at a rate of LIBOR plus a premium of 250 basis points per annum, or at a base rate, as defined in the agreement governing our credit facility, or our credit agreement, plus 150 basis points per annum on borrowings under our credit facility. The annual interest rates as of December 31, 2019, were 4.20% and 6.25%, respectively. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the available borrowings under our credit facility. No principal repayment is due until maturity. For more information about our credit facility, see Note 8 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

On January 1, 2020, as part of the Restructuring Transactions, we issued 10,268,158 of our common shares to DHC and an aggregate of 16,118,849 of our common shares to DHC’s shareholders of record as of December 13, 2019, or, together, the Share Issuances. As consideration for the Share Issuances, DHC provided to us $75.0 million of additional consideration by assuming certain of our working capital liabilities.

In addition, in connection with the Transaction Agreement, we entered into a credit agreement with DHC for the DHC credit facility, which was secured by six senior living communities we own. The DHC credit facility matured and was terminated on January 1, 2020, in connection with the completion of the Restructuring Transactions. There were no borrowings outstanding under the DHC credit facility at the time of such termination and we did not make any borrowings under the DHC credit facility during its term.

For more information about our credit facility and the DHC credit facility, see Notes 8 and 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

In the future, we may also assume mortgage debt on properties we may acquire in the future, or place mortgages on properties we own or seek to obtain other additional sources of financing, including term debt or issuing equity or debt securities. We currently have mortgage debt that we assumed in connection with a previous acquisition of one of our properties.

Operating Structure

We have four operating divisions. Three of these divisions are responsible for senior living communities located in specified geographic regions. Each region’s management is responsible for independent living, assisted living and skilled nursing units within its specified region. A divisional vice president, with extensive experience in the senior living industry, manages one of our divisions from one of our regional offices. Our regional offices are responsible for the senior living communities we operate that are located within a designated geographic region and are led by regional directors of operations that have extensive experience in the senior living industry. Each of our regional offices is typically supported by a clinical or wellness director, a regional accounts manager, a human resources specialist, a food services specialist and a sales and marketing specialist. Regional office staff members are responsible for all senior living community operations within their designated geographic region, including:

•	resident services;

•	sales and marketing;

•	hiring of community personnel;

•	compliance with applicable legal and regulatory requirements; and

•	supporting our development and acquisition plans within their region.

Our fourth division is responsible for rehabilitation and therapy services and is headed by a vice president at our corporate office who has extensive experience in rehabilitation services and is supported by a network of divisional and regional directors of rehabilitation services that are assigned to specified geographic regions.

Our corporate headquarters staff is responsible for corporate level systems, policies and procedures, such as:

•	company-wide policies and procedures;

•	human resources and team member engagement;

•	marketing and communications;

•	resident experience;

•	information technology services;

•	licensing and certification maintenance;

•	legal services and regulatory compliance;

•	centralized purchasing and cash disbursements;

•	financial planning and analysis;

•	budgeting and supervision of maintenance and capital expenditures;

•	implementation of our growth strategy; and

•	accounting, auditing and finance functions, including operations, budgeting, certain accounts receivable and collections functions, accounts payable, payroll, tax and financial reporting.

As described elsewhere in this Annual Report on Form 10‑K, we have a business management agreement with RMR LLC, pursuant to which RMR LLC provides to us certain business management services, including services related to compliance with various laws and rules applicable to our status as a publicly traded company, including our internal audit function, capital markets and financing activities and investor relations.

Employees and Staffing

As of February 26, 2020, we had approximately 23,600 employees, including approximately 15,600 full time equivalents. We believe our relations with our employees are good.

Our employees predominately work collaboratively in our communities that have different staffing requirements further described below:

Independent and Assisted Living Community Staffing. Each of our independent and assisted living communities has an executive director that is responsible for the day-to-day operations of the applicable community, including quality of care, resident services, sales and marketing, financial performance and staff supervision, as applicable. The executive director is supported by department managers who oversee the care and service of our residents, a wellness director who is responsible for coordinating the services necessary to meet the care needs of our residents and a sales director who is responsible for sales and promoting our services and brand. These communities also typically have a dining services coordinator, an activities coordinator, a business office manager and a property maintenance coordinator.

Skilled Nursing Facility Staffing. Each of our SNFs is managed by a state licensed administrator who is supported by other professional personnel, including a director of nursing, an activities director, a marketing director, a social services director, a business office manager and physical, occupational and speech therapists. Our directors of nursing are state licensed nurses who supervise our registered nurses, licensed practical nurses and nursing assistants. Staff size and composition vary among our SNFs depending on the size and occupancy of, and the type of care provided at, the applicable SNF. Our SNFs also contract with physicians who provide certain administrative, clinical and oversight services.

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

We are subject to, and our operations must comply with, these laws and regulations. From time to time, our communities receive notices from federal, state and local agencies regarding noncompliance with such requirements. Upon receipt of these notices, we review them for accuracy and, based on our review, we either take corrective action or contest the allegation of noncompliance. When corrective action is required, we work with the relevant agency to address and remediate any violations. Challenging and appealing any notices or allegations of noncompliance require the expenditure of significant legal fees and management attention. Any adverse determination concerning any of our licenses or eligibility for Medicare or Medicaid reimbursement, any penalties, repayments or sanctions, and the increasing costs of required compliance with applicable laws may adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations. Also, adverse findings with regard to any one of our communities may have an adverse impact on our licensing and ability to operate and attract residents to other communities.

The healthcare industry depends significantly upon federal and state programs for revenues and, as a result, is affected by the budgetary policies of both the federal and state governments. Reimbursements under the Medicare and Medicaid programs for skilled nursing, physical therapy and rehabilitation and wellness services provided operating revenues at our outpatient clinics and some of our senior living communities (principally our SNFs). We derived approximately 21.5% and 23.3% of our consolidated senior living revenues from Medicare and Medicaid programs for the years ended December 31, 2019 and 2018, respectively.

In addition to existing government regulation, we are aware of numerous healthcare regulatory initiatives and fair housing laws on the federal, state and local levels, which may affect our business operations if implemented.

Independent Living Communities. Government benefits are not generally available for services at independent living communities, and residents in those communities use private resources to pay for their living units and the services they receive. The rates in these communities are determined by local market conditions and operating costs. However, a number of federal Supplemental Security Income program benefits pay housing costs for elderly or disabled recipients to live in these types of residential communities. The Social Security Act requires states to certify that they will establish and enforce standards for any category of group living arrangement in which a significant number of Supplemental Security Income recipients reside or are likely to reside. Categories of living arrangements that may be subject to these state standards include independent living communities and assisted living communities. Because independent living communities usually offer common dining facilities, in many jurisdictions, they are required to obtain licenses applicable to food service establishments in addition to complying with land use and life safety requirements. In addition, in some states, state or county health departments, social service agencies and/or offices on aging have jurisdiction over group residential communities for older adults and license independent living communities. To the extent that independent living communities include units to which assisted living or nursing services are provided, these units are subject to applicable state licensing regulations. If the communities receive Medicaid or Medicare funds, they are subject to certification standards and requirements that they must meet, or the Conditions of Participation. In some states, insurance or consumer protection agencies regulate independent living communities in which residents pay entrance fees or prepay for services.

Assisted Living Communities. A majority of states provide or are approved to provide Medicaid payments for personal care and medical services to some residents in licensed assisted living communities under waivers granted by or under Medicaid state plans approved by the Centers for Medicare and Medicaid Services, or CMS, of the U.S. Department of Health and Human Services, or HHS. State Medicaid programs control costs for assisted living and other home and community based services by various means such as restrictive financial and functional eligibility standards, enrollment limits and waiting lists. Because rates paid to assisted living community operators are generally lower than rates paid to SNF operators, some states use Medicaid funding of assisted living as a means of lowering the cost of services for residents who may not need the higher level of services provided in SNFs. States that administer Medicaid programs for services in assisted living communities are responsible for monitoring the services at, and physical conditions of, the participating communities.

As a result of a large number of states using Medicaid funds to purchase services at assisted living communities and the growth of assisted living in recent years, states have adopted licensing standards applicable to assisted living communities. According to the National Center for Assisted Living and the HHS Office of the Assistant Secretary for Planning and Evaluation, all states regulate assisted living and residential care communities, although states do not use a uniform approach. Most state licensing standards apply to assisted living communities regardless of whether they accept Medicaid funding. Also, according to the National Conference of State Legislatures, a few states require certificates of need, or CONs, from state health planning authorities before new assisted living communities may be developed. Based on our analysis of recent economic and regulatory trends, we believe that assisted living communities that become dependent upon Medicaid or other government payments for a majority of their revenues may decline in value because Medicaid and other public rates may fail to keep up with increasing costs. We also believe that assisted living communities located in states that adopt CON requirements or other limitations on the development of new assisted living communities may increase in value because those limitations may help ensure higher nongovernment rates and reduced competition.

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

Skilled Nursing Facilities - Medicare Reimbursement. A majority of all SNF revenues in the United States comes from publicly funded programs. According to CMS, Medicaid is the largest source of public funding for SNFs, followed by Medicare. For example, in 2016 approximately 31% of SNF and continuing care retirement community revenues came from Medicaid and 23% from Medicare. In November 2019, CMS proposed new reporting requirements for state supplemental payments to Medicaid providers and limitations on approvals to state plan amendments for payments for services at long-term care facilities, including SNFs. The finalization of the proposal could impact the availability of supplemental Medicaid payments to SNFs.

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

CMS implemented the SNF PPS pursuant to the Balanced Budget Act of 1997. Under the SNF PPS, SNFs receive a fixed payment for each day of care provided to residents who are Medicare beneficiaries. Medicare SNF PPS payments cover substantially all services provided to Medicare residents in SNFs, including ancillary services such as rehabilitation services. The SNF PPS historically required SNFs to assign each resident to a care group depending on that resident’s medical characteristics and service needs using a resident assessment instrument called the Minimum Data Set 3.0. These care groups were known as Resource Utilization Groups, or RUGs, and CMS establishes a per diem payment rate for each RUG.

On July 31, 2018, CMS finalized its proposal to replace the RUG model, with a revised case-mix methodology called the Patient-Driven Payment Model, or PDPM, which became effective October 1, 2019. The PDPM focuses on clinically relevant factors, rather than volume-based payment, by using ICD-10 diagnosis codes and other patient characteristics as the basis for patient classification. PDPM will eliminate the need for SNFs to use Minimum Data Set 3.0 to assign residents to a care group. Therapy reimbursement will be linked to patient diagnoses with higher reimbursements being provided to higher-acuity patients. As a result, initial patient assessments, including obtaining full clinical documentation from hospitals and accurately applying ICD-10 coding to reflect a patient’s full clinical status, will become increasingly important factors in reimbursement. CMS estimates that paperwork simplification related to patient assessments will reduce reporting burdens for SNFs by approximately $2.0 billion over 10 years. With regard to Medicaid, in an update to PDPM guidance issued on April 4, 2019, CMS will permit states to continue reimbursement based on the state’s previous Medicaid SNF payment system, rather than requiring conversion to PDPM by October 1, 2020.

On July 30, 2019, CMS issued the latest SNF prospective payment system final rule for federal fiscal year 2020, which CMS estimates will increase Medicare payments to SNFs by approximately $851 million for federal fiscal year 2020, or 2.4%, compared to federal fiscal year 2019. It is unclear whether these adjustments in Medicare rates will compensate for the increased costs we may incur for services to our residents whose services are paid for by Medicare.

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

The Budget Control Act of 2011 and the Bipartisan Budget Act of 2013 allow for automatic reductions in federal spending by means of a process called sequestration, which reduces Medicare payment rates by 2.0% through 2023. In subsequent years, Congress approved additional extensions of Medicare sequestration, through 2029. Medicaid is exempt from the automatic reductions, as are certain Medicare benefits. The automatic 2.0% payment cuts took effect in April 2013 and had an adverse effect on our operations and financial results. Subsequent legislation appears to have modified some aspects of the sequestration process, but at this time it is unclear what impact this legislation may have on Medicare payments we receive. Any future reductions in Medicare payment rates could be adverse and material to our operations and financial results.

We are unable to predict the impact of on us of these or other recent legislative or regulatory actions or proposed actions with respect to Medicare rates received by our facilities.

Skilled Nursing Facilities - Medicaid Reimbursement. Although Medicaid is exempt from the sequestration process described above, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates. Some states are expanding their use of managed care, partly to control Medicaid program costs. According to a report by CMS Office of the Actuary in February 2018, Medicaid enrollment is estimated to have increased 11.9% in 2014, 4.9% in 2015, 3.0% in 2016, and 2.0% in 2017, due primarily to the expansion in Medicaid eligibility under the ACA, which began in 2014. In 2019, Medicaid enrollment declined (1.7%) and is projected to modestly increase 0.8% in 2020, which moderation in growth we believe is due to a strong economy, changes in the renewal process and enhanced verification and data matching systems.

In January 2018, CMS issued a letter to State Medicaid Directors announcing that CMS would support state efforts to test incentives that make participation in work or other community engagement a requirement for continued Medicaid eligibility for non-elderly, non-pregnant adults. States would be required to have exemptions for individuals who are classified as “disabled” for Medicaid eligibility purposes, as well those with acute medical conditions or medical frailty that would prevent them from complying with the work requirement. As of December 2019, previously approved work requirements implemented in Arkansas, Kentucky and New Hampshire had been suspended by federal courts. Arkansas’s work requirements were later struck down by a federal appeals court panel and Kentucky’s governor rescinded the state’s work requirement waiver. Arizona, Indiana, Michigan, Ohio, South Carolina, Utah and Wisconsin have received CMS approval but have not yet implemented or have suspended implementation of work requirements. In addition, Alabama, Georgia, Idaho, Mississippi, Montana, Nebraska, Oklahoma, South Dakota, Tennessee and Virginia have submitted requests to modify their respective state Medicaid plans to include work requirements. The implementation of work requirements may reduce the availability of Medicaid coverage within our patient population.
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

In October 2016, CMS issued a final rule to implement the Merit-Based Incentive Payment System, or MIPS, and Advanced Alternative Payment Models, or APMs, which together CMS calls the Quality Payment Program.  These reforms were mandated under MACRA and replace the Sustainable Growth Rate, or SGR, methodology for calculating updates to the MPFS. Starting in 2019, providers may be subject to either MIPS payment adjustments or APM incentive payments. MIPS consolidates the various CMS incentive and quality programs into a single reporting mechanism. Providers will receive either incentive payments or reimbursement cuts based on their compliance with MIPS requirements and their performance against a mean and median threshold of all MIPS eligible providers. CMS expanded the definition of MIPS-eligible clinicians to include physical and occupational therapists. APMs are innovative models approved by CMS for paying healthcare providers for services provided to Medicare beneficiaries that draw on existing programs, such as the bundled payment and shared savings models.

In addition, under MACRA, there were and will be MPFS conversion factor updates of 0.0% from January 2015 through June 2015, 0.5% from July 2015 through December 2015, and 0.5% each year from 2016 through 2018. The Bipartisan Budget Act of 2018 reduced the conversion factor for 2019 from 0.5% to 0.25%. For 2020 through 2025, the conversion factor will be further reduced to 0.0%.

In November 2019, CMS published a final rule that updates the MPFS for the calendar year 2020 and changed other Medicare Part B policies. In particular, the rule continued to implement a statutory requirement that claim modifiers be used to identify certain therapy services that are furnished in whole or in part by physical therapy assistants, or PTAs, and occupational therapy assistants, or OTAs, beginning January 1, 2020. CMS has adopted a standard that, when more than 10% of the service is furnished by a PTA or OTA, then the service is considered to be furnished “in whole or in part” by a PTA or OTA. CMS proposes to base the 10% calculation on the therapeutic minutes of time spent by the therapist versus a PTA or OTA. Beginning January 1, 2022, claims that contain a therapy assistant modifier will be paid at 85% of the otherwise applicable payment amount.

Our Medicare Part B outpatient therapy provider revenue rates are tied to the MPFS and may be affected by these modifications; however, we are unable to predict the impact of these modifications on the Medicare rates received by our providers.

Skilled Nursing Facilities - Quality Improvement, Pay-for-Performance and Value-Based Purchasing Initiatives. In addition to the reimbursement and rate changes discussed above, payments to SNFs will be increasingly determined by the quality of care provided. The federal government has enhanced its focus on developing and imposing quality-related regulations, standards and programs to improve the quality of care provided at SNFs and to better align payment to quality outcomes. As mandated by MACRA, PAMA and the Improving Medicare Post-Acute Care Transformation Act of 2014, or the IMPACT Act, CMS established the SNF Value-Based Purchasing Program and the SNF Quality Reporting Program to achieve these goals.

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

PAMA established the SNF Value-Based Purchasing Program, under which HHS will assess SNFs based on hospital readmissions and make these assessments available to the public. In the SNF PPS final rule for fiscal year 2016, CMS adopted a 30-day all-cause, all-condition hospital readmission measure for SNFs, which was replaced with an all-condition, risk-adjusted potentially preventable hospital readmission rate measure in the SNF PPS final rule for fiscal year 2017. Beginning in federal fiscal year 2019, Medicare payment rates will be partially based on SNFs’ performance scores on this measure. The 2020 federal fiscal year update adopted two new quality measures to assess whether certain health information is provided by the SNF at the time of transfer or discharge. The update also adopted several standardized patient assessment data elements. To fund the program, CMS will reduce Medicare payments to all SNFs by 2.0% through a withhold mechanism starting in October 2018 and then redistribute approximately 60% of the withheld payments as incentive payments to those SNFs with the highest rankings on this measure. CMS estimates that the federal fiscal year 2020 changes to the SNF VBP program will decrease payments to SNFs by an aggregate of approximately $213.6 million, compared to federal fiscal year 2019.

In August 2015, CMS announced that it would conduct the second phase of another SNF quality improvement program, the Initiative to Reduce Avoidable Hospitalizations Among Nursing Facility Residents, a pilot program first announced in 2012, which will be continued in partnership with selected organizations from October 2016 to October 2020. In this phase of the initiative, participants will test whether a new payment model for SNFs and practitioners, together with clinical and educational interventions that participants are currently implementing, will further reduce avoidable hospitalizations, lower combined Medicare and Medicaid spending and improve the quality of care received by long stay SNF residents. As of December 2019, six organizations had cooperative agreements with CMS to implement this phase of the initiative, and over 247 long-term care facilities were selected to participate.

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

Skilled Nursing Facilities – Conditions of Participation. CMS maintains and enforces Conditions of Participation that healthcare organizations must meet in order to participate in the Medicare and Medicaid programs. These standards are designed to improve the quality of care and protect the health and safety of beneficiaries. Through the Conditions of Participation, CMS is able to require certain quality standards protocols, including most recently, requiring SNFs to implement a quality assurance and performance improvement program.

In September 2016, CMS released a final rule to comprehensively update the Conditions of Participation for long-term care facilities that participate in Medicare and Medicaid, such as our SNFs. The final rule, which went into effect beginning in November 2016, institutes a broad range of new requirements, some of which stem from statutory modifications under the ACA and the IMPACT Act. In particular, the final rule requires our SNFs, in a multi-phased approach over the next few years, to: train staff on care for residents with dementia and on abuse prevention; consider residents’ health needs when making decisions about the kinds and levels of staffing; ensure that staff have the appropriate skills and competencies to provide individualized, resident centered care; augment care planning activities, including considering residents’ goals and preferences and, on discharge, giving residents necessary follow up information and improving communication with receiving facilities or services; permit dietitians and therapy providers to write orders under certain circumstances; meet heightened food and nutrition services requirements; implement an updated infection prevention and control program, including requiring each of our SNFs to designate an infection prevention and control officer; and strengthen residents’ rights. In addition, the final rule requires our SNFs to: alter their staffing levels and competencies based on the results of mandated facility assessments; develop, implement and maintain a compliance and ethics program and a quality assurance and performance improvement program; and implement new practices surrounding the preparation and implementation of care plans and discharge summaries, among other new requirements. These requirements will increase the cost of operations for long-term care facilities that participate in Medicare and Medicaid, including our SNFs. Specifically, CMS estimated in the final rule that the cost of complying with all of the new requirements per facility would be approximately $62,900 in the first year, and approximately $55,000 each year thereafter. However, we believe new requirements often cost considerably more than CMS estimates.

In July 2019, CMS announced two rules - one final and one proposed - to further update requirements that long-term care facilities that participate in Medicare and Medicaid must meet. Specifically, the final rule repeals the prohibition on the use of pre-dispute, binding arbitration agreements by long-term care facilities. The final rule also imposes certain safeguards intended to increase the transparency of arbitration agreements used by long-term care facilities, as well as the related arbitration process, including requiring that a facility not require any resident or his or her representative to sign an arbitration agreement as a condition of admission to the facility. Under the proposed rule, CMS proposes to further reform the requirements for long-term care facilities by eliminating or reducing certain requirements deemed unnecessary, obsolete, or excessively burdensome. Notably, CMS put forward proposals to modify certain requirements related to grievance policies, infection control staffing, and compliance program requirements, among other changes. We cannot estimate the type or magnitude of the potential Medicare and Medicaid policy changes, but they may be material to and adversely affect our future results of operations.

Skilled Nursing Facilities - Survey and Enforcement. Pursuant to the Omnibus Reconciliation Act of 1987, Congress enacted major reforms to federal and state regulatory systems for SNFs that participate in the Medicare and Medicaid programs. Since then, the GAO has reported that, although much progress has been made, substantial problems remain in the effectiveness of federal and state regulatory activities. The HHS Office of Inspector General, or the OIG, has issued several reports concerning quality of care and billing practices in SNFs, and the GAO has issued several reports recommending that CMS and states strengthen their compliance and enforcement practices, including federal oversight of state actions and to ensure that SNFs provide adequate care and states act more consistently. Moreover, in its fiscal year 2017 work plan and subsequent monthly updates, the OIG specifically stated that it will review compliance with various aspects of the SNF PPS, including the documentation requirement in support of claims paid by Medicare, and assess the incidence of serious quality of care issues, such as abuse and neglect. In recent years, the OIG and the GAO have also repeatedly called for increased oversight and payment system reform for SNFs.

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

In addition to scrutiny from the GAO and the OIG, the Senate Special Committee on Aging and other congressional committees have also held hearings on related SNF issues. As a result, CMS has undertaken several initiatives to increase the effectiveness of Medicare and Medicaid SNF survey and enforcement activities. CMS has been taking steps to identify and focus enforcement efforts on SNFs and chains of SNF operators with findings of substandard care or repeat violations of Medicare and Medicaid standards. CMS has also increased its oversight of state survey agencies and has improved the process by which data is captured from these surveys. As an added measure of improving patient care, the ACA provides for the funding of a state background check system for job applicants to long-term care providers who will have direct access to patients. CMS has begun the administration of this program, and, as of January 2018, had awarded funding to approximately half of the states.

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

Healthcare Reform. The ACA has resulted in changes to insurance, payment systems and healthcare delivery systems. The ACA was intended to expand access to health insurance coverage, including expansion of access to Medicaid coverage, and reduce the growth of healthcare expenditures while simultaneously maintaining or improving the quality of healthcare. The ACA also encouraged the development and testing of bundled payment for services models, the development of Medicare value-based purchasing plans as well as several initiatives to encourage states to develop and expand home and community based services under Medicaid. Some of the provisions of the ACA took effect immediately, whereas others took effect or will take effect at later dates. Recently, the ACA has been subject to significant reform, repeal and revision efforts by the executive and legislative branches of the federal government and subject to changes resulting from lawsuits filed with the judicial branch of the federal government. It is unclear what the result of any of these legislative, executive and regulatory reform efforts may be or the effect they may have on us, if any. For example:

•
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

•
On October 12, 2017, President Trump signed an executive order that modified certain aspects of the ACA. Specifically, the executive order directed federal agencies to reduce limits on association health plans and temporary insurance plans, allowing more widespread offerings of plans that do not adhere to all of the ACA’s mandates, and to permit workers to use funds from tax advantaged accounts to pay for their own coverage. On October 2, 2018, the U.S. Department of Labor, the U.S. Internal Revenue Service, or the IRS, and CMS issued regulations to permit insurers to sell short-term plans that provide coverage for up to 12 months; previous Obama Administration guidance had limited such plans to 90 days. Short-term plans are often less expensive than plans that meet the requirements of the ACA; however, short-term plans are also exempt from the ACA’s essential health benefits and other consumer protection requirements. In addition, on October 22, 2018, CMS announced that future Section 1332 of the ACA state health insurance innovation waivers may include short-term or association health plans as having coverage comparable to ACA plans.

•
On October 12, 2017, the Trump Administration also announced that it would stop paying what are known as cost sharing reduction subsidies to issuers of qualified health plans under the ACA. As a result, in 2018 payors generally increased premiums for plans offered on exchanges in order to make up for termination of federal cost sharing reduction subsidies.

•
In 2018, the ACA was also subject to lawsuits that sought to invalidate some or all of its provisions. In February 2018, a lawsuit brought federal district court in Texas by 18 attorneys general and two governors in federal district court argued that, following the legislative repeal of the ACA mandate’s tax penalties by the Tax Cuts and Jobs Act of 2017 (which set the penalty to $0), the entire ACA should be enjoined as invalid. On December 14, 2018, the district court found that the ACA, following the mandate repeal, was unconstitutional. Following the ruling, additional state attorneys general intervened as defendants in the case and on December 30, 2018, the court granted the intervenor defendants’ request for a stay pending appeal.

•
In January 2019, the Department of Justice, or the DOJ, and the intervenor defendants appealed the district court’s 2018 decision to the Fifth Circuit Court of Appeals. On December 18, 2019, a three-judge panel of the Fifth Circuit Court of Appeals held in a 2-1 opinion that the ACA’s individual mandate was unconstitutional, but, rather than determining whether the remainder of the ACA is valid, the Fifth Circuit Court of Appeals remanded the case for additional analysis on severability.

If the ACA is repealed, replaced or modified, additional regulatory risks may arise and our future financial results could be adversely and materially affected. We are unable to predict the impact of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates and federal Medicare rates and federal payments to states for Medicaid programs discussed above on us. The changes implemented or to be implemented as a result of such actions could result in the failure of Medicare, Medicaid or private payment reimbursement rates to cover increasing costs, in a reduction in payments or other circumstances.

Regulatory Reform. In the fall of 2019, the Trump Administration, including HHS, updated its “Unified Agenda of Regulatory and Deregulatory Actions,” which lists the scope and anticipated timing of pending and future regulations. In releasing the agenda, the Administration highlighted its “ongoing progress toward the goals of more effective and less burdensome regulation,” which appears to be consistent with Executive Order 13771’s mandate to eliminate two economically significant regulations for every regulation added. It is unclear how these regulatory reform efforts will impact our operations. Some of the regulatory updates described above may in the future, be repealed, replaced or modified as a result of these regulatory reform efforts. For instance, in the latest update, HHS and CMS stated their intent to propose changes to the current Conditions of Participation or Conditions for Coverage that healthcare organizations must meet in order to begin and continue participating in the Medicare and Medicaid programs. This may include additional changes to the Conditions of Participation for long-term care facilities that participate in Medicare and Medicaid, such as our SNFs.

We are unable to predict the impact on us of these or other regulatory reform efforts. While these efforts could ultimately decrease the regulatory burden for our operations in the long-term, they may increase regulatory uncertainty in the near term.

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

The ACA facilitates the DOJ’s ability to investigate allegations of wrongdoing or fraud at SNFs, in part because of increased cooperation and data sharing among CMS, the OIG, the DOJ and the states. In 2019, the DOJ announced two settlements with SNF facilities and their affiliates for $2 million and $10 million, as well as a $44 million judgment, relating to allegedly unnecessary rehabilitation therapy services provided to SNF patients. The significant nature of the settlements indicates that the federal government is increasingly focused on the appropriateness of billing practices of, and medical necessity of services provided at, SNFs. The DOJ has also established 10 regional intergovernmental Elder Justice Task Forces across the country to identify and take enforcement action against SNFs that provide substandard care to residents. In September 2019, the DOJ announced that it intends to identify criminal charges, such as wire fraud or healthcare fraud, that can be brought alongside civil actions against SNFs and employees accused of abusing or defrauding elderly patients.

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

Current state laws and regulations allow enforcement officials to make determinations as to whether the care provided at our communities exceeds the level of care for which a particular community is licensed. A finding that a community is delivering care beyond the scope of its license could result in closure of the community and the immediate discharge and transfer of residents. Some states and the federal government allow certain citations of one community to impact other communities operated by the same entity or a related entity, including communities in other states. Revocation of a license or certification at one of our communities could therefore impact our ability to obtain new licenses or certifications or to maintain or renew existing licenses and certifications at other communities, and trigger defaults under our management agreements with DHC and our credit facility or adversely affect our ability to operate or obtain financing in the future. In addition, an adverse finding by state officials could serve as the basis for lawsuits by private plaintiffs and lead to investigations under federal and state laws, which could result in civil and/or criminal penalties against the community as well as a related entity.

Other Matters. Our communities must comply with laws designed to protect the confidentiality and security of individually identifiable information. Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, our communities must comply with rules adopted by HHS governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information, or PHI, and also with security rules for electronic PHI. There may be both civil monetary penalties and criminal sanctions for noncompliance with these laws. Under the HITECH Act, penalties for violation of certain provisions may be as high as $50,000 per violation for a maximum civil penalty of

$1.5 million per calendar year. In January 2013, HHS released the HIPAA Omnibus Rule, or the Omnibus Rule, which went into effect in March 2013 and required compliance with most provisions by September 2013. The Omnibus Rule modified various requirements, including the standard for providing breach notices, previously required an analysis of the harm of any disclosure, to a more objective analysis relating to whether any PHI was actually acquired or viewed as a result of the breach. In addition to HIPAA, many states have enacted their own security and privacy laws relating to individually identifiable information, including financial information and health information. In some states, these laws are more burdensome than HIPAA. In instances in which the state provisions are more stringent than or differ from HIPAA, our communities must comply with both the applicable federal and state standards. If we fail to comply with applicable federal or state standards, we could be subject to civil sanctions and criminal penalties, which could materially and adversely affect our business, financial condition and results of operations. HIPAA enforcement efforts have increased considerably over the past few years, with HHS, through its Office for Civil Rights, entering into several multi-million dollar HIPAA settlements in 2019 alone. Finally, the Office for Civil Rights and other regulatory bodies have become increasingly focused on cybersecurity risks, including the emerging threat of ransomware and similar cyber-attacks. The increasing sophistication of cybersecurity threats presents challenges to the entire healthcare industry.

Our communities must also comply with the Americans with Disabilities Act, or the ADA, and similar state and local laws to the extent that such communities are “public accommodations” as defined in those laws. The obligation to comply with the ADA and other similar laws is an ongoing obligation, and we continue to assess our communities and make appropriate modifications.

Insurance

Litigation against senior living and healthcare companies continues to increase, and liability insurance costs continue to increase as a result. In addition, our employee benefit costs, including health insurance and workers’ compensation insurance, generally continue to increase. To partially offset these insurance cost increases, among other things, we have:

•	become fully self-insured for all health-related claims of covered employees;

•	increased the deductible or retention amounts for which we are liable under our liability insurance;

•
operated an offshore captive insurance company which participates in our workers’ compensation, professional and general liability and certain of our automobile liability insurance programs, which may allow us to reduce our net insurance costs by retaining the earnings on our reserves, provided our claims experience does not exceed that projected by various statutory and actuarial formulas;

•
increased the amounts that some of our employees are required to pay for health insurance coverage and copayments for health services and pharmaceutical prescriptions and decreasing the amount of certain healthcare benefits as well as adding a high deductible health insurance plan as an option for our employees;

•	for our managed senior living communities, our residents either buy insurance directly and are required to list us as an insured party, or we purchase the insurance ourselves and are reimbursed;

•
utilized insurance and other professional advisors to help us establish programs to reduce our workers’ compensation and professional and general liabilities, including programs to prevent liability claims and to reduce workplace injuries; and

•	utilized insurance and other professional advisors to help us establish appropriate reserves for our retained liabilities and captive insurance programs.

We partially self-insure up to certain limits for workers’ compensation, professional and general liability, automobile and property coverage. Claims that exceed these limits are insured up to contractual limits, over which we are self-insured. Our current insurance arrangements are generally renewable annually. We cannot be sure that our insurance charges and self-insurance reserve requirements will not increase, and we cannot predict the amount of any such increase, or to what extent, if at all, we may be able to offset any such increase through higher deductibles, retention amounts, self-insurance or other means in the future.

Environmental and Climate Change Matters

Ownership of real estate is subject to risks associated with environmental hazards. Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to government agencies or third parties for costs and damages we incur in connection with hazardous substances. In addition, these laws also impose various requirements regarding the operation and maintenance of properties, and recordkeeping and reporting requirements relating to environmental matters that may require us to incur costs to comply.

Under our previously existing leases with DHC, we agreed to indemnify DHC for any environmental liabilities it may incur related to the senior living communities subject to those leases and the properties on which they are located. We reviewed environmental surveys of certain of our owned and previously leased, but now managed, properties prior to their purchase or the commencement of our leasing of those communities. Based upon environmental surveys we obtained and reviewed for certain of our senior living communities, as well as the results of operations at our senior living communities, we do not believe that there are environmental conditions at any of the senior living communities we currently operate that have had or will have a material adverse effect on us. However, we cannot be sure that environmental conditions are not present at our owned or previously leased properties, that potential costs we incur in the future related to any such conditions will be funded by DHC if they relate to a senior living community we manage for DHC, or that such potential costs will not have a material adverse effect on our business or financial condition or results of operations.

When major weather or climate-related events, such as hurricanes, floods and wildfires, occur near our senior living communities, we may relocate the residents at our senior living communities to alternative locations for their safety and close or limit the operations of the impacted senior living community until the event has ended and the senior living community is then ready for operation. We may incur significant costs and losses as result of these activities, both in terms of operating, preparing and repairing our senior living communities in anticipation of, during and after a severe weather or climate-related event, and suffer potential lost business due to the interruption in operating our senior living communities. Our insurance may not adequately compensate us for these costs and losses.

Concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our communities to increase. In the long-term, we believe any such increased costs will be passed through and paid by our residents and other customers in the form of higher charges for our services. However, in the short-term, these increased costs, if material in amount, could materially and adversely affect our financial condition and results of operations. For more information regarding climate change and other environmental matters and their possible adverse impact on us, see “Risk Factors—Risks Related to Our Business—Our operations are subject to environmental risks,” “Risk Factors—Risks Related to Our Business—Our operations are subject to climate change and adverse weather risks” and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change".

We are aware of the impact of our communities on the environment. When we renovate our senior living communities, we generally use energy-efficient products, including lighting, windows and heating ventilation and air conditioning equipment.

Internet Website

Our internet website address is www.fivestarseniorliving.com. Copies of our governance guidelines, our code of business conduct and ethics, or our Code of Conduct, and the charters of our audit, quality of care, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Five Star Senior Living Inc., Two Newton Place, 255 Washington Street, Newton, Massachusetts 02458-1634. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that stockholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, through the "Investor Relations" section of our website, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. Any material we file with or furnish to the SEC is also maintained on the SEC website, www.sec.gov. Securityholders may send communications to our Board of Directors or individual Directors by writing to the party for whom the communication is intended at c/o Secretary, Five Star Senior Living Inc., Two Newton Place, 255 Washington Street, Newton, Massachusetts 02458 or by email at secretary@5ssl.com. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information in any such website is not incorporated by reference into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Those disclosures will be included on our website in the “Investor Relations” section. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

Item 1A. Risk Factors

Our business is subject to a number of risks and uncertainties. Investors and prospective investors should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K. The risks described below may not be the only risks we face, but are risks we believe may be material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition or results of operations and the value of our securities could decline. Investors and prospective investors should consider the following risks, the information contained under the heading “Warning Concerning Forward-Looking Statements” and the risks described elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities.

Risks Related to Our Business

We and DHC restructured our business arrangements to address financial and operating challenges we had been experiencing, but those arrangements may not result in the benefits we expect.

On January 1, 2020, we and DHC completed the Restructuring Transactions to address financial and operating challenges we had been experiencing under the challenging conditions in the senior living industry that had been existing and continue to exist. In connection with the Restructuring Transactions, among other things, all of the senior living communities that DHC owns and that we previously leased and operated are now operated by us pursuant to long-term management agreements.

As a result of this change, our operating leverage has been reduced significantly because we are no longer paying rent to DHC for the senior living communities we previously leased but now manage for the account of DHC as of January 1, 2020. We believe these changes will enable us to be profitable in the future. However, our business remains subject to various risks, including, among others, the highly competitive nature of the senior living industry; medical advances and health and wellness services that allow some potential residents to defer the time when they require the special services available at our senior living communities; low unemployment in the United States combined with a competitive labor market within our industry that are increasing our employment costs, including labor costs that we incur and which DHC is not obligated to fund or reimburse to us; significant regulatory requirements imposed on our business; and other factors. Many of these factors are beyond our control. As a result, we may not achieve and maintain profitability in future periods, despite having completed the Restructuring Transactions.

We may fail to operate profitably, despite having completed the Restructuring Transactions.

Most of the senior living communities we operate are owned by DHC and we operate those senior living communities pursuant to long-term management agreements. Pursuant to those management agreements, DHC funds the operations and capital needs of those senior living communities, which alleviates us of those funding commitments. In return, we receive management fees based on revenues, and construction costs for construction projects we manage, at those senior living communities. In addition, we may earn incentive fees if the combined earnings before interest, taxes, depreciation and amortization, or EBITDA, at those senior living communities exceed certain targets. We engage in other businesses besides managing senior living communities for DHC, including owning and leasing from other third parties senior living communities, as well as providing other services, such as rehabilitation, wellness and home health services. Further, we may grow these businesses or engage in new or additional businesses in the future. If we do not profitably operate our businesses, we may incur losses if the fees we earn from the senior living communities we manage for DHC do not exceed those losses. In addition, we incur other expenses that are not incurred at the senior living communities we manage for DHC, including corporate and general and administrative expenses, that we are responsible for funding. If those expenses exceed the fees we earn from the senior living communities we manage for DHC and any profits we may realize at our other businesses, we may incur operating losses.

Our ability to grow our revenues may be limited, and a small percentage decline in our revenues or increase in our expenses could have a material adverse impact on our operating results.

Most of the senior living communities we operate currently are pursuant to long-term management agreements. The base management and construction supervision fees we earn under those management agreements are based on a fixed percentage of revenues and construction costs for construction projects we manage at those senior living communities, which are currently 5% and 3%, respectively. As a result, our ability to grow our revenues from managing those senior living communities will be limited to the applicable fee percentages related to the growth of revenues or applicable construction costs from those senior living communities, subject to any incentive fees we may earn, which are capped at 1.5% of gross revenues realized at all communities on a combined basis in a calendar year. In addition, some of our costs are fixed or may not be able to, or may be delayed in being, proportionally adjusted in response to any decline in fees and other revenues we may experience. As a result, a small percentage decline in our revenues or increase in our expenses could have a material adverse impact on our operating results.

Our ability to earn incentive fees and avoid triggering DHC termination rights will depend, in part, on our ability to grow EBITDA at our managed senior living communities.

We may earn incentive fees under the New Management Agreements with DHC if EBITDA from the managed senior living communities exceeds target levels. The EBITDA target levels are increased annually based on the greater of the yearly increase in the Consumer Price Index and 2%, plus a percentage of any capital costs we fund at our managed senior living communities in excess of target amounts. If the revenues from our managed senior living communities do not grow in excess of those increases, or if the expenses from our senior living communities grow in excess of those increases, we may not earn incentive fees, or any incentive fees we may earn may decrease. Further, DHC has certain termination rights if EBITDA from our managed senior living communities do not exceed target levels. As a result, if we fail to increase EBITDA at our managed senior living communities by the amount of the annual increases to the target levels, our business, results of operations and cash flows may be adversely affected.

Circumstances that adversely affect the ability of older adults or their families to pay for our services could cause our revenues and results of operations to decline.
As further discussed below, government benefits, such as Medicare and Medicaid, are not generally available for services at independent and assisted living communities. Many older adults are not otherwise able to pay our monthly resident fees with private resources. Our residents paid approximately 78.5% of the total resident fees in connection with the senior living communities we operated during the year ended December 31, 2019, from their private resources, and we expect to continue to rely on the ability of our residents to pay for our services from their own financial resources. Economic downturns, softness in the U.S. housing market, higher levels of unemployment among resident family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of older adults to afford our resident fees. If we are unable to retain and/or attract older adults with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services and other service offerings, our revenues and results of operations could decline.

The current trend for older adults to delay moving to senior living communities until they require greater care or to forgo moving to senior living communities altogether could have a material adverse effect on our business, financial condition and results of operations.

Older adults have been increasingly delaying moving to senior living communities, including to our senior living communities, until they require greater care, and they have been increasingly forgoing moving to senior living communities altogether. Further, rehabilitation services and other services are increasingly being provided to older adults on an outpatient basis or in older adults’ personal residences in response to market demand and government regulation, which may increase the trend for older adults to delay moving to senior living communities. Such delays may cause decreases in our occupancy rates and increases in our resident turnover rates. Moreover, older adults may have greater care needs and require higher acuity services, which may increase our cost of doing business, expose us to additional liability or result in lost business and shorter stays at our senior living communities if we are not able to provide the requisite care services or fail to adequately provide those services. These trends may negatively impact our occupancy rates, revenues, cash flows and results of operations.

Increases in our labor costs and staffing turnover may have a material adverse effect on us.

Wages and employee benefits associated with our operations were approximately 43% of our 2019 total operating expenses. The U.S. labor market has been experiencing an extended period of low unemployment. Further, there has been recent legislation enacted and proposed legislation to increase the minimum wage in certain jurisdictions. This, in turn, has put upward pressure on wages. We compete with other senior living community operators, among others, to attract and retain qualified personnel responsible for the day-to-day operations of our senior living communities. The market for qualified nurses, therapists and other healthcare professionals is highly competitive, and periodic or geographic area shortages of such healthcare professionals may require us to increase the wages and benefits we offer to our employees in order to attract and retain such personnel or to utilize temporary personnel at an increased cost. In addition, employee benefit costs, including health insurance and workers’ compensation insurance costs, have materially increased in recent years. Increasing employee health insurance and workers’ compensation insurance costs and other employee benefits costs may materially and adversely affect our earnings.

We have been experiencing increases in labor costs. The low level of unemployment in the United States currently may result in our being unable to fully staff our senior living communities and clinics or having to pay overtime to adequately staff our senior living communities and clinics. Although, following completion of the Restructuring Transactions, we manage most of the senior living communities we operate and are not responsible for funding labor costs at those senior living communities, labor cost pressures impact the other senior living communities we own and lease, as well as our other businesses and corporate level activities. Further, increases in labor costs at our managed senior living communities may negatively impact our financial results at those managed senior living communities and hence reduce or prevent our earning incentive fees for our management of those senior living communities or give rise to a DHC right of termination of the applicable management agreements if the EBITDA at those managed senior living communities does not meet certain targets. We cannot be sure that our labor costs will not continue to increase or that any increases will be recovered by corresponding increases in the rates we charge to our residents or otherwise. Any significant failure by us to control labor costs or to pass any increases on to residents through rate increases could have a material adverse effect on our business, financial condition and results of operations. Further, increased costs charged to our residents may reduce our occupancy and growth.

We often experience staffing turnover, which has recently increased in light of the current competitive labor market conditions and the competitive environment in the senior living industry. Heightened levels of staffing turnover, particularly for key and skilled positions, such as management, our regional and executive directors for our senior living communities and other skilled and qualified personnel, may disrupt our operations, limit or slow our ability to execute our business strategies, decrease our revenues and increase our costs, any of which may have a material adverse effect our business, financial condition, results of operations and prospects.

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

In recent years, a significant number of new senior living communities have been developed and continue to be developed. Although there are indications that the rate of newly started developments has recently declined, the increased supply of senior living communities that has resulted from recent development activity has increased competitive pressures on us, particularly in certain geographic markets where we operate senior living communities, and we expect these competitive challenges to continue for the foreseeable future. These competitive challenges may prevent us from maintaining or improving occupancy and rates at our senior living communities, which may adversely affect their profitability and, therefore, negatively impact our revenues, cash flows and results from operations.

If we fail to identify and successfully act upon changes and trends in healthcare and the needs and preferences of older adults, our business, financial condition, results of operations and prospects will be adversely impacted.

The healthcare industry is a dynamic industry. The needs and preferences of older adults have generally changed over the past several years, including preferences to reside in their homes longer or permanently, as well as changes in services and offerings, including delivery of home healthcare services, utilization of outpatient rehabilitation services and services that address their increasing desire to maintain active lifestyles. If we fail to identify and successfully act upon and address changes and trends in healthcare and needs and preferences of older adults, our business, financial condition, results of operations and prospects will be adversely impacted.

We may fail to comply with the terms of our credit agreement.

Our credit agreement includes various conditions, covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. For example, our credit agreement requires us to comply with certain financial and other covenants. Our ability to comply with such covenants will depend upon our ability to operate our business profitably. If the recent trends in occupancy, rates and employment and other costs and expenses continue or increase, we may incur operating losses. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our securityholders.

If we default under our credit agreement, our lenders may demand immediate payment. Any default under our credit agreement that results in acceleration of our obligations to repay outstanding indebtedness would likely have serious adverse consequences to us, including the possible foreclosure of the real estate mortgages on 11 senior living communities owned by our guarantor subsidiaries, and would likely cause the value of our securities to decline.

In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional debt may be more restrictive than the covenants and conditions that are contained in our credit agreement.

The failure of Medicare and Medicaid rates to match our costs will reduce our income or create losses.

Some of our current operations, especially our SNFs, receive significant revenues from Medicare and Medicaid. We derived approximately 21.5% and 23.3% of our total resident fees at the senior living communities we operated from these programs for the years ended December 31, 2019 and 2018, respectively. Payments under Medicare and Medicaid are set by government policy, laws and regulations. The rates and amounts of these payments are subject to periodic adjustment. Current and projected federal budget deficits, federal spending priorities and challenging state fiscal conditions have resulted in numerous recent legislative and regulatory actions or proposed actions with respect to Medicare and Medicaid payments, insurance and healthcare delivery. Examples of these, and other information regarding such matters and developments, are provided under the caption “Business—Government Regulation and Reimbursement” in Part I, Item 1 of this Annual Report on Form 10-K. These matters could result in the failure of Medicare or Medicaid payment rates to cover our costs of providing required services to residents, or in reductions in payments to us or other circumstances that could have a material adverse effect on our business, financial condition and results of operations.

Private third party payers continue to try to reduce healthcare costs.

Private third party payers such as insurance companies continue their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review practices and greater enrollment in managed care programs and preferred provider organizations. These third party payers increasingly demand discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. These efforts to limit the amount of payments we receive for health and wellness services could adversely affect us. Reimbursement payments under third party payer programs may not remain at levels comparable to present levels or be sufficient to cover the costs allocable to patients participating in such programs. Future changes in, or renegotiations of, the reimbursement rates or methods of third party payers, or the implementation of other measures to reduce payments for our services could result in a substantial reduction in our net operating revenues. At the same time, as a result of competitive pressures, our ability to maintain operating margins through price increases to private pay residents may be limited.

Provisions of the ACA and efforts to repeal, replace or modify the ACA could reduce our income and increase our costs.

The ACA contains insurance changes, payment changes and healthcare delivery systems changes that have affected, and will continue to affect our revenues and costs, subject to possible future repeal, replacement or modification of the ACA. The ACA provides for multiple reductions to the annual market updates for inflation that may result in reductions in SNF Medicare payment rates. In addition, certain provisions of the ACA that affect employers generally, including the employer shared responsibility provisions that went into effect on January 1, 2015, may have an impact on the design and cost of the health coverage that we offer to our employees. We are unable to predict the impact of the ACA on our future financial results of operations, but it may be adverse and material. In addition, maintaining compliance with the ACA will require us to expend management time and financial resources.

The ACA includes other changes that may affect us, such as enforcement reforms and Medicare and Medicaid program integrity control initiatives, new compliance, ethics and public disclosure requirements, initiatives to encourage the development of home and community based long-term care services rather than institutional services under Medicaid, value based purchasing plans and a Medicare post-acute care pilot program to develop and evaluate making a bundled payment for services, including physician and SNF services, provided during an episode of care. We are unable to predict the impact on us of the insurance, payment, and healthcare delivery systems reforms contained in and to be developed pursuant to the ACA. If the changes implemented under the ACA result in reduced payments for our services or the failure of Medicare, Medicaid or insurance payment rates to cover our increasing costs, our future financial results could be adversely and materially affected.

Depressed U.S. housing market conditions may reduce the willingness or ability of older adults to relocate to our senior living communities.

Downturns or stagnation in the U.S. housing market could adversely affect the ability, or perceived ability, of older adults to afford our entrance fees and resident fees, as prospective residents frequently use the proceeds from the sale of their homes to cover the cost of such fees. If older adults have a difficult time selling their homes, their ability to relocate to our senior living communities or finance their stays at our senior living communities with private resources could be adversely affected. If U.S. housing market conditions reduce older adults’ willingness or ability to relocate to our senior living communities, the occupancy rates, revenues and cash flows at our senior living communities and our results of operations could be negatively impacted.

Federal, state and local employment related laws and regulations could increase our cost of doing business, and our failure to comply with such laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

Our operations are subject to a variety of federal, state and local employment related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act, which governs matters such as minimum wages, the Family and Medical Leave Act, overtime pay, compensable time, recordkeeping and other working conditions, and a variety of similar laws that govern these and other employment related matters. Because labor represents a significant portion of our operating expenses, compliance with these evolving laws and regulations could substantially increase our cost of doing business, while failure to do so could subject us to significant back pay awards, fines and lawsuits. Although following completion of the Restructuring Transactions, we manage most of the senior living communities we operate and are not responsible for funding labor costs at those senior living communities, labor cost pressures impact the other senior living communities we own and lease, as well as our other businesses and corporate level activities. Further, increases in labor costs at our managed senior living communities may negatively impact the financial results at those managed senior living communities and as a result, reduce or prevent our earning incentive fees for our management of those senior living communities or give rise to a DHC right of termination of the applicable management agreements if the EBITDA at those managed senior living communities does not meet certain targets. We are currently subject to employment related claims in connection with our operations. These claims, lawsuits and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes. Our failure to comply with federal, state and local employment related laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

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

Current state laws and regulations allow enforcement officials to make determinations as to whether the care provided at our communities exceeds the level of care for which a particular community is licensed. A finding that a community is delivering care beyond the scope of its license could result in closure of the facility and the immediate discharge and transfer of residents. Certain states and the federal government may determine that citations relating to one community affect other communities operated by the same entity or related entities, which may negatively impact an operator’s ability to maintain or renew other licenses or Medicare or Medicaid certifications or to secure new licenses or certifications. In addition, revocation of a license or certification at one community could impact our ability to obtain new licenses or certifications or to maintain or renew existing licenses and certifications at other communities, and trigger defaults under our management agreements with DHC, our leases and our credit agreement, or adversely affect our ability to operate or obtain financing in the future.

Our communities incur sanctions and penalties from time to time. As a result of the healthcare industry’s extensive regulatory system and increasing enforcement initiatives, we have experienced increased costs for monitoring quality of care compliance, billing procedures and compliance with referral laws and other laws that apply to us, and we expect these costs may continue to increase. For example, as disclosed elsewhere in this Annual Report on Form 10-K, as a result of our compliance program initiative to review records related to our Medicare billing practices, in September 2017, we made a disclosure to the OIG regarding potential inadequate documentation and other potential issues at one of our leased SNFs. In June 2019, we settled this matter with the OIG without admitting any liability and agreed to pay approximately $1.1 million in exchange for a customary release. The compliance review we undertook, which resulted in this OIG voluntary disclosure, was not initiated in response to any specific complaint or allegation, but a review of the type that we periodically undertake to test our own compliance with applicable Medicare billing rules pursuant to our compliance program.

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

We have been, are currently, and expect in the future to be, involved in claims, lawsuits and regulatory and government audits, investigations and proceedings arising in the ordinary course of our business, some of which may involve material amounts. The defense and resolution of such claims, lawsuits and other proceedings may require us to incur significant expenses.

In several well publicized instances, private litigation by residents of senior living communities for alleged abuses has resulted in large damage awards against other senior living companies. Some lawyers and law firms specialize in bringing litigation against senior living community operators. As a result of this litigation and potential litigation, the cost of our liability insurance continues to increase. Medical liability insurance reform has at times been a topic of political debate, and some states have enacted legislation to limit future liability awards. However, such reforms have not generally been adopted, and we expect our insurance costs may continue to increase. Further, although we determine our self-insurance reserves with guidance from third party professionals, our reserves may nonetheless be inadequate. Increasing liability insurance costs and increasing self-insurance reserves could have a material adverse effect on our business, financial condition and results of operations.

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

If we do not achieve and maintain a high quality of care, payments through pay-for-performance and value-based purchasing programs may be reduced, and the overall attractiveness of our senior living communities to potential residents could decrease as more quality data becomes publicly available.

CMS is moving towards pay-for-performance programs, such as value-based payment, as an alternative to fee-for-service reimbursement. In October 2016, CMS issued a final rule to implement the Quality Payment Program. Beginning in 2019, providers were subject to either MIPS payment adjustments or APM incentive payments. Under PAMA, since October 2018, Medicare payment rates are now partially based on SNFs’ performance scores on a hospital readmission measure as part of CMS’s new SNF Value-Based Purchasing Program. Moreover, under the IMPACT Act, SNFs are required to report certain quality measures, resource use measures and certain patient assessment data in a standardized and interoperable format. SNFs that fail to comply with the reporting requirements are subject to a 2.0% reduction in their Medicare payment rates. Since October 2018, HHS has made SNF-reported data publicly available on its Nursing Home Compare website. We cannot predict the impact of these quality-driven payment reforms, but they may be material to and adversely affect our future results of operations. In addition, we cannot predict the impact of more quality data becoming publicly available, but if we do not achieve and maintain a high quality of care, the overall attractiveness of our communities to potential residents could decrease.

Changes in market interest rates, including changes that may result from the expected phase out of LIBOR, may adversely affect us.

Since the most recent U.S. recession, the Board of Governors of the U.S. Federal Reserve System, or the U.S. Federal Reserve, has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. The U.S. Federal Reserve steadily increased the targeted federal funds rate over the last several years, but recently took action to decrease the federal funds rate and may continue to make adjustments in the near future. In addition, LIBOR is expected to be phased out in 2021. The interest rates under our revolving credit facility is based on LIBOR and future debt we may incur may also be based on LIBOR. We currently expect that the determination of interest under our revolving credit facility would be based on the alternative rates provided under our credit agreement or would be revised to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our credit agreement would approximate the current calculation in accordance with LIBOR. An alternative interest rate index that may replace LIBOR may result in our paying increased interest. Increases in market interest rates may materially and negatively affect us in several ways, including:

•
increases in interest rates could adversely impact the housing market and reduce demand for our services and occupancy at our senior living communities, could reduce the likelihood that we will earn incentive fees at our managed senior living communities if the EBITDA we realize at our managed senior living communities declines as a result; and could increase our rent expense at our leased senior living communities due to the landlord setting rent based on a required return on its investment;

•
amounts outstanding under our credit facility require interest to be paid at variable interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flows, our ability to pay principal and interest on our debt and our cost of refinancing our debt when it becomes due and our ability to fund our operations and working capital; and

•
an increase in interest rates could decrease the amount buyers may be willing to pay for our senior living communities, thereby reducing the market value of our senior living communities and limiting our ability to sell senior living communities. Further, increased interest rates would increase our costs for, and may limit our ability to obtain, mortgage financing secured by our senior living communities.

Low market interest rates, particularly if they remain over a sustained period, may increase our use of debt capital to fund property acquisitions, lower capitalization rates for property purchases and increased competition for property purchases, which may reduce our and, with respect to opportunities for us to operate additional communities owned by DHC, DHC’s ability to acquire new properties.

Our growth strategy may not succeed.

We intend to continue to grow our business by entering into additional long-term operating arrangements for senior living communities and growing the ancillary services we provide where residents’ private resources account for all or a large majority of revenues. Our business plans include seeking to take advantage of expected long-term increases in demand for senior living communities and health and wellness services. Our growth strategy is subject to risks, including, but not limited to, the following:

•	we may not be an attractive business partner given our operating history and the liquidity challenges we have experienced;

•	we may be unable to identify and operate additional senior living communities and clinics on acceptable terms;

•	we may be unable to access the capital required to operate additional senior living communities and clinics or grow ancillary services;

•	we may be unable to identify and operate additional senior living communities and clinics where residents’ private resources account for all or a large majority of revenues;

•	we may not achieve the operating results we expect from newly managed senior living communities or any health and wellness or other services we may provide;

•	the operations of newly managed senior living communities and clinics and provision of other health and wellness services may subject us to unanticipated contingent liabilities or regulatory matters;

•
we may be required to make significant capital expenditures to improve newly managed senior living communities, including capital expenditures that were unanticipated at the time of entry into the management arrangements;

•	we may have difficulty hiring and retaining key employees and other personnel at newly managed senior living communities and clinics;

•	it may take a period of time to stabilize the operations of newly managed senior living communities;

•
integrating the operations of newly managed senior living communities, clinics or other health and wellness services we may provide may disrupt our existing operations, or may cost more than anticipated;

•	we may fail to realize any expected operating or cost efficiencies from senior living communities or clinics we agree to manage;

•
we may agree to manage senior living communities subject to unknown liabilities and without any recourse, or with limited recourse, such as liability for the cleanup of undisclosed environmental contamination or for claims by residents, vendors or other persons related to actions taken by former owners or operators of the communities;

•	any failure to comply with licensing requirements at our senior living communities, clinics or elsewhere may prevent our obtaining or renewing licenses needed to conduct and grow our businesses; and

•
newly managed senior living communities, clinics and other new or expanded health and wellness services we may seek to provide might require significant management attention that would otherwise be devoted to our other business activities.

For these reasons, among others, we might not realize the anticipated benefits of our additional long-term operating arrangements, and our growth strategy may not succeed or may cause us to experience losses.

Our business requires us to make significant capital expenditures to maintain and improve our senior living communities.

Our senior living communities sometimes require significant expenditures to address required ongoing maintenance or to make them more attractive to residents. Physical characteristics of senior living communities are mandated by various government authorities; changes in these regulations may require us to make significant expenditures. In addition, we are often required to make significant capital expenditures when we acquire or lease or manage new senior living communities. Our available financial resources may be insufficient to fund these expenditures. Although, following completion of the Restructuring Transactions, we manage most of the senior living communities we operate and we are not responsible for funding capital costs at those senior living communities, we still will incur capital costs for the senior living communities we own and lease, as well as for our other businesses and corporate level activities. Further, increases in capital costs at our managed senior living communities may negatively impact the financial results at those managed senior living communities and, if DHC funds capital costs above target amounts, the target EBITDA for the applicable senior living communities would be increased by an amount equal to six percent of the excess. Our earning incentive fees, and certain DHC rights to terminate our management agreements, are based on EBITDA generated at our managed senior living communities compared to EBITDA targets. Hence, increased capital costs at our managed senior living communities may reduce or prevent our earning incentive fees for our management of those senior living communities or give rise to a DHC right of termination of the applicable management agreements if the EBITDA at those managed senior living communities does not meet certain targets.

We rely on information technology and systems in our operations, and any material failure, inadequacy, interruption or security failure of that technology or those systems could materially and adversely affect us.

We rely on information technology and systems, including the Internet and cloud-based infrastructures, commercially available software and our internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of our business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personally identifiable information or protected health information of employees, residents and tenants and lease data. If we experience material security or other failures, inadequacies or interruptions of our information technology, we could incur material costs and losses and our operations could be disrupted as a result. Further, third party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to us. We rely on commercially available systems, software, tools and monitoring, as well as our internally developed applications and internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential employee, resident, tenant, customer and vendor information, such as personally identifiable information related to our employees and others, including our residents, and information regarding their and our financial accounts. We take various actions, and incur significant costs, to maintain and protect the operation and security of our information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyber attack or the improper disclosure of confidential or protected information.

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

We may incur significant costs from our self-insurance arrangements.

We partially self-insure up to certain limits for workers’ compensation, professional and general liability and automobile coverage. Claims in excess of these limits are insured up to contractual limits, over which we are self-insured. We fully self-insure all health related claims for our covered employees. Although, following completion of the Restructuring Transactions, we manage most of the senior living communities we operate and are not responsible for funding insurance costs at those senior living communities, including health insurance for our employees who work at those senior living communities, these insurance cost pressures impact senior living communities we own and lease, as well as our other businesses and corporate level activities. Further, increases in insurance costs at our managed senior living communities may negatively impact the financial results at those managed senior living communities and, as a result, reduce or prevent our earning incentive fees for our management of those senior living communities or give rise to a DHC right of termination of the applicable management agreements if the EBITDA at those managed senior living communities does not meet certain targets. We may incur significant costs for claims and related matters under our self-insurance arrangements. We cannot be sure that our insurance charges and self-insurance reserve requirements will not increase, and we cannot predict the amount of any such increase, or to what extent, if at all, we may be able to offset any such increase through higher retention amounts, self-insurance or other means in the future. Although we determine our employee health insurance, workers’ compensation and professional and general liability self-insurance reserves with guidance from third party professionals, our reserves may nonetheless be inadequate. Determining reserves for the casualty, liability, workers’ compensation and healthcare losses and costs that we have incurred as of the end of a reporting period involves significant judgments based upon our experience and our expectations of future events, including projected settlements for pending claims, known incidents that we expect may result in claims, estimates of incurred but not yet reported claims, expected changes in premiums for insurance provided by insurers whose policies provide for retroactive adjustments, estimated litigation costs and other factors. Since these reserves are based on estimates, the actual expenses we incur may differ from the amount reserved and could result in our recognizing a significant amount of expenses in excess of our reserves. Our costs under our self-insurance arrangements may materially and adversely affect our business, results of operations and liquidity.

Insurance may not adequately cover our losses, and the cost of obtaining such insurance may continue to increase.

We maintain insurance coverage for our properties and the operations conducted on them, including for casualty, liability, malpractice at managed properties, fire, extended coverage and rental or business interruption loss insurance. Pursuant to our management agreements with DHC, we are obligated to maintain insurance for the senior living communities that we manage for DHC’s account. Recently, the costs of insurance have increased significantly, and these increased costs have had an adverse effect on us and the operating results for our senior living communities. Although DHC funds the insurance premiums for the managed senior living communities, the increased costs of insurance may negatively impact the financial results at those managed senior living communities and hence reduce or prevent our earning incentive fees for our management of those senior living communities or give rise to a DHC right of termination of the applicable management agreements if the EBITDA at those managed senior living communities does not meet certain targets. In addition, we are responsible for paying for insurance for other properties that we operate, including senior living communities that we own or lease, and increased insurance costs will adversely impact us as a result. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, or losses from terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or, with respect to the properties that DHC owns and we manage, DHC may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including the loss of future revenues from an affected property. Similarly, our other insurance, including our general liability insurance, may not provide adequate insurance to cover our losses. In addition, we do not have any insurance to limit losses that we may incur as a result of known or unknown environmental conditions. Further, we cannot be sure that certain types of risks that are currently insurable will continue to be insurable on an economically feasible basis, and, in the future, we may discontinue certain insurance coverage on some or all of our properties that we own or are otherwise not obligated to maintain pursuant to agreements with third parties if the cost of premiums for any of these policies in our judgment exceeds the value of the coverage discounted for the loss. If an uninsured loss or a loss in excess of insured limits occurs, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property. We might also remain obligated for any financial obligations related to the property, even if the property is irreparably damaged. In addition, future changes in the insurance industry’s risk assessment approach and pricing structure could further increase the cost of insuring our properties or decrease the scope of insurance coverage, either of which could have an adverse effect on our financial condition, results of operations or liquidity.

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

Our geographic concentration of our senior living communities exposes us to changes in market conditions in those areas.

We have a high concentration of our senior living communities in various geographic areas, including in Florida, North Carolina, South Carolina, Georgia, Texas and California. As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental rules and regulations, particularly with respect to senior living communities, acts of nature and other factors that may result in a decrease in demand for our services in these states could have an adverse effect on our revenues, results of operations and cash flow. In addition, we are particularly susceptible to revenue loss, cost increases or damage caused by severe weather conditions or natural disasters such as hurricanes, wildfires, earthquakes or tornadoes in those areas.

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

We are subject to limitations on our ability to use our net operating loss and tax credit carryforwards.

We expect that our ability to deduct pre-2020 net operating loss carryforwards and tax credit carryforwards will be subject to a significant annual limitation on account of the ownership changes resulting from the Restructuring Transactions. The impact of the ownership change on our net operating losses and other tax credit carryforwards as a result of the completion of the Restructuring Transactions is described in Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. Losses and credits that arise after the Conversion Time, which currently are expected to be utilized to offset future taxable income, will not be subject to the limitations resulting from the Restructuring Transactions, but future changes in ownership may result in limitations on usage or elimination of those future losses and credits. Our bylaws contain provisions to facilitate the preservation of the tax treatment of our net operating losses and tax credit carryforwards, including provisions generally prohibiting a person or group from becoming a “5-percent shareholder” (as defined in the applicable Treasury regulations) without the consent of our Board of Directors. However, we cannot be sure that these restrictions will be effective or that our Board of Directors will not determine to waive such restrictions in the future. Moreover, net operating losses and other carryforwards are subject to other limitations under the United States Internal Revenue Code of 1986, as amended, or the IRC, including provisions generally restricting carryforwards of net operating losses arising in taxable years beginning after 2017 from offsetting more than 80% of the current year’s taxable income, which could affect our ability to utilize all of our existing net operating loss and tax credit carryforwards in a given year.

Our operations are subject to environmental risks and liabilities.

Our operations are required to comply with various environmental laws governing the use, management and disposal of, and human exposure to, hazardous and toxic substances. If we fail to comply with such laws, or if the properties we own, operate or use for disposal are contaminated by such substances, we may be subject to penalties or other corrective action requirements and liabilities, including the costs to investigate or remediate such contamination. These laws also expose us to claims by third parties for costs and damages they may incur in connection with hazardous substances related to our activities and properties. If we experience these environmental liabilities and costs, they could have a material impact on our operating results and financial condition.

Our operations are subject to risks from adverse weather and climate events.

Severe weather may have an adverse effect on certain senior living communities we operate. Flooding caused by rising sea levels and severe weather events, including hurricanes, tornadoes and widespread fires have had and may have in the future an adverse effect on senior living communities we operate and result in significant losses to us and interruption of our business. When major weather or climate-related events, such as hurricanes, floods and wildfires, occur near our senior living communities, we may relocate the residents at our senior living communities to alternative locations for their safety and close or limit the operations of the impacted senior living community until the event has ended and the senior living community is then ready for operation. We may incur significant costs and losses as a result of these activities, both in terms of operating, preparing and repairing our senior living communities in anticipation of, during and after a severe weather or climate-related event and in terms of potential lost business due to the interruption in operating our senior living communities. Our insurance may not adequately compensate us for these costs and losses.

Further, concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our senior living communities to increase. In the long-term, we believe any such increased operating costs will be passed through and paid by our residents and other customers in the form of higher charges for our services. However, in the short-term, these increased costs, if material in amount, could adversely affect our financial condition and results of operations and cause the value of our securities to decline.

A severe cold and flu season, epidemics or any other widespread illnesses could adversely affect the occupancy of our senior living communities.

Our revenues are dependent on occupancy at our senior living communities. If there were to occur a severe cold and flu season, an epidemic or any other widespread illnesses, including the Coronavirus, in locations where our senior living communities are located, our revenues from those communities would likely be significantly adversely impacted. During such occasions, we may experience a decline in occupancy due to residents leaving our communities and, we may be required, or we may otherwise determine that it would be prudent, to quarantine some or all of the senior living community and not permit new residents during that time. Further, depending on the severity of the occurrence, we may be required to incur costs to identify, contain and remedy the impacts of those occurrences at those senior living communities. As a result, these occurrences could significantly adversely affect our results of operations.

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

Risks Arising From Certain of Our Relationships and Our Organization and Structure

Our agreements and relationships with DHC, one of our Managing Directors, RMR LLC and others related to them may create conflicts of interest or the perception of such conflicts of interest.

We have significant commercial and other relationships with DHC, the Chair of our Board of Directors and one of our Managing Directors, Adam D. Portnoy, RMR LLC and others related to them, including:

•	the substantial majority of the senior living communities that we operate are owned by DHC and our business is substantially dependent upon our relationship with DHC;

•	following the completion of the Restructuring Transactions, DHC owned 33.9% of our outstanding common shares as of January 1, 2020;

•
RMR LLC provides management services to us and DHC and we pay RMR LLC fees for those services based on a percentage of revenues, as defined under our business management agreement with RMR LLC. In the event of a conflict between us and DHC or us and RMR LLC, any of its affiliates or any public entity RMR LLC or its subsidiaries provide management services to, RMR LLC may act on its own and DHC’s or such other entity’s behalf rather than on our behalf;

•
Adam Portnoy, is also the chair of the board of trustees and a managing trustee of DHC, is a managing director, an officer and employee and, as the sole trustee of ABP Trust, the controlling shareholder of RMR Inc., and is an officer of, and through ABP Trust owns equity interests in, RMR LLC. RMR Inc. is the managing member of RMR LLC;

•
Adam Portnoy beneficially owned, following the completion of the Restructuring Transactions, in aggregate, approximately 6.3% of our outstanding common shares and 1.1% of DHC's outstanding common shares, in each case as of January 1, 2020;

•
our President and Chief Executive Officer, Katherine E. Potter, and our Executive Vice President, Chief Financial Officer and Treasurer, Jeffrey C. Leer, are also officers and employees of RMR LLC, as are DHC’s president and chief operating officer and chief financial officer and treasurer;

•	our other Managing Director and Secretary, Jennifer B. Clark, is a managing trustee and secretary of DHC and a managing director and officer of RMR Inc. and an officer and employee of RMR LLC;

•
prior to December 31, 2001, we were a wholly owned subsidiary of DHC. On that date, DHC distributed substantially all of our then outstanding common shares it owned to its shareholders. In connection with that distribution, we entered agreements with DHC and RMR LLC which, among other things, limit (subject to certain exceptions) ownership of more than 9.8% of our voting shares, restrict our ability to take any action that could jeopardize the tax status of DHC as a real estate investment trust and limit our ability to acquire real estate of types which are owned by DHC or other businesses managed by RMR LLC; and

•	we lease our office headquarters building from a subsidiary of ABP Trust.

These multiple responsibilities, relationships and cross ownerships could create competition for the time and efforts of RMR LLC, our Managing Directors and other RMR LLC personnel, including our executive officers, and give rise to conflicts of interest, or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR LLC, our Managing Directors, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.

As a result of these relationships, the New Management Agreements, business management agreement with RMR LLC and other transactions with DHC, our Managing Director, RMR LLC and others related to them were not negotiated on an arm’s-length basis between unrelated third parties, and therefore, while certain of these agreements were negotiated with the use of a special committee and approved by our disinterested directors, the terms thereof may not be as favorable to us as they would have been if they were negotiated on an arm’s-length basis between unrelated third parties. In the past, in particular, following periods of volatility in the overall market or declines in the market price of a company’s securities, stockholder litigation, dissident stockholder director nominations and dissident stockholder proposals have often been instituted against companies alleging conflicts of interest, in business dealings with affiliated and related persons and entities. These activities, if instituted against us, and the existence of conflicts of interest or the perception of conflicts of interest could result in substantial costs and diversion of our management’s attention and could have a material adverse impact on our reputation, business and the market price of our common shares.

The substantial majority of the senior living communities that we operate are owned by DHC and our business is substantially dependent on our relationship with DHC.

Of the 268 senior living communities we operate, 244 are owned by DHC, and, as of January 1, 2020, we manage all of those senior living communities pursuant to the New Management Agreements.

DHC may terminate the New Management Agreements in certain circumstances, including if the EBITDA we generate at our managed senior living communities does not exceed target levels or for our uncured material breach. Our business is substantially dependent upon our continued relationship with DHC. The loss of the New Management Agreements with DHC, or a material change to their terms, could have a material adverse effect on our business, financial condition or results of operations.

DHC owns 33.9% of our outstanding common shares. As a result, investors in our securities may have less influence over our business than shareholders of other publicly traded companies.

As of the date of this Annual Report on Form 10-K, DHC owns 33.9% of our outstanding common shares.

For so long as DHC continues to retain a significant ownership stake in us, it may have a significant influence in the election of the members of our Board of Directors, including our Independent Directors, and the outcome of stockholder actions. As a result, DHC may have the ability to significantly impact all matters affecting us, including:

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

In addition, the significant ownership of DHC and Adam Portnoy and the entities controlled by him in us may discourage transactions involving a change of control of us, including transactions in which our stockholders might otherwise receive a premium for their common shares over the then current market price.

As a result of the large ownership position of DHC, trading in our common shares may be more difficult.

As of the date of this Annual Report on Form 10-K, DHC owns 33.9% of our outstanding common shares. This large shareholding reduces the number of our common shares that might otherwise be available to trade publicly, which could adversely affect the liquidity and market price of our common shares.

Ownership limitations and certain provisions in our charter, bylaws and certain material agreements, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.

Our charter and bylaws contain separate provisions which prohibit any stockholder from owning more than 9.8% and 5% of the number or value of any class or series of our outstanding shares of stock. The 9.8% ownership limitation in our charter is consistent with our contractual obligation with DHC to not take actions that may conflict with DHC’s status as a real estate investment trust under the IRC. The 5% ownership limitation in our bylaws, or our NOL bylaw, is intended to help us preserve the tax treatment of any net operating losses and other tax benefits we may have from time to time. We also believe these provisions promote good orderly governance. These provisions inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a stockholder may consider favorable.

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

Our management agreements with DHC provide that our rights under those agreements may be cancelled by DHC upon the acquisition by any person or group of more than 9.8% of our voting stock, and upon other change in control events, as defined in those documents, including the adoption of any proposal (other than a precatory proposal) or the election to our Board of Directors of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of our Directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual. In addition, a change in control event of us, including upon the acquisition by any person or group of more than 35% of our voting stock, is a default under our credit agreement, unless approved by our lenders.

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

Our charter and contractual obligations authorize and may require us to indemnify, to the maximum extent permitted by Maryland law, any present or former Director or officer for actions taken by them in those and other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our stockholders may have more limited rights against our present and former Directors and officers than might otherwise exist absent the provisions in our charter and contracts or that might exist with other companies, which could limit our stockholders’ recourse in the event of actions not in their best interest.

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

Our bylaws provide that such arbitration proceedings would be conducted in accordance with the procedures of the Commercial Arbitration Rules of the American Arbitration Association, as modified by our bylaws. These procedures may provide materially more limited rights to our stockholders than litigation in a federal or state court. For example, arbitration in accordance with these procedures does not include the opportunity for a jury trial, document discovery is limited, arbitration hearings generally are not open to the public, there are no witness depositions in advance of arbitration hearings and arbitrators may have different qualifications or experiences than judges. In addition, although our bylaws’ arbitration provisions contemplate that arbitration may be brought in a representative capacity or on behalf of a class of our stockholders, the rules governing such representation or class arbitration may be different from, and less favorable to, stockholders than the rules governing representative or class action litigation in courts. Our bylaws also generally provide that each party to such an arbitration is required to bear their own costs in the arbitration, including attorneys’ fees, and that the arbitrators may not render an award that includes shifting of such costs or, in a derivative or class proceeding, award any portion of our award to any stockholder or such stockholder’s attorneys. The arbitration provisions of our bylaws may discourage our stockholders from bringing, and attorneys from agreeing to represent our stockholders wishing to bring, litigation against us or our Directors, officers, manager, other agents or employees. Our agreements with RMR LLC and DHC have similar arbitration provisions to those in our bylaws.

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

Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a fiduciary duty owed by any Director, officer, manager, agent or employee of ours to us or our stockholders; (3) any action asserting a claim against us or any Director, officer, manager, agent or employee of ours arising pursuant to Maryland law, our charter or bylaws brought by or on behalf of a stockholder, either on his, her or its own behalf, on our behalf or on behalf of any series or class of shares of stock of ours or by stockholders against us or any Director, officer, agent, or employee of ours, or our manager, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of the charter or bylaws; or (4) any action asserting a claim against us or any Director, officer, agent, employee, or manager of ours that is governed by the internal affairs doctrine. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our charter or bylaws. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction or to a dispute that has been referred to binding arbitration in accordance with our bylaws. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act of 1933, as amended, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our common shares shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The arbitration and exclusive forum provisions of our bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our Directors, officers, agents, employees, or our manager, which may discourage lawsuits against us and our Directors, officers, agents, employees or our manager.

Risks Related to Our Securities

If we fail to operate profitably, the value of our securities may decline and could become worthless.

We have incurred operating losses in each of our past four fiscal years and we had an accumulated deficit of $245.2 million as of December 31, 2019, and we had net negative cash flows from operations in recent prior years. Since December 31, 2018, we have taken various actions to improve our business, financial condition, results of operations and prospects, including completing the Restructuring Transactions on January 1, 2020. Although we believe these actions will allow us to operate profitably in the future, our business remains subject to various risks, including those noted in this Annual Report on Form 10-K, some of which are beyond our control. As a result, we may fail to operate profitably in the future, despite the actions we have taken. If we fail to operate profitably, the value of our securities may decline and could become worthless.

The number of common shares we issued in connection with the Restructuring Transactions may significantly impact our share price and volatility.

In connection with the Restructuring Transactions, on January 1, 2020, we issued an aggregate of 26,387,007 of our common shares to DHC and to DHC shareholders of record as of December 13, 2019, which resulted in DHC owning 33.9% and those DHC shareholders owning 51.1% of our then outstanding common shares as of that date. The number of our common shares issued in the Share Issuances represents a significant percentage of our currently outstanding common shares. The trading, the lack of trading, or any market expectations of the trading or lack of trading of those shares may significantly impact the trading price and liquidity of our common shares.

Any future equity issuances we may make may significantly dilute our stockholders’ equity interests.

                The trading price of our common shares is currently well below the historical trading prices for our common shares, adjusting for the one-for-ten reverse stock split that we completed on September 30, 2019. If we issue additional common shares at or near current trading price levels, certain of our pre-existing stockholders, especially our long-term stockholders, may experience significant dilution of their equity interests.

If we fail to maintain compliance with the minimum bid price requirements of the Nasdaq listing standards, Nasdaq may determine to delist our common shares, which could negatively impact the market price and liquidity of our common shares and reduce our ability to raise additional capital.

On October 22, 2018, we received a letter from Nasdaq informing us that we were not in compliance with the minimum bid price Nasdaq standard for continued listing on Nasdaq. On September 30, 2019, we completed a one-for-ten reverse stock split of our outstanding common shares, which resulted in the closing bid price of our common shares exceeding the $1.00 per share minimum bid price requirement for the applicable period. Consequently, on October 15, 2019, we received a letter from Nasdaq informing us that we had regained compliance with the minimum bid price standard for continued listing on Nasdaq. We cannot be sure that we will be able to maintain compliance with this listing standard or that we will otherwise be in compliance with other Nasdaq listing standards. If we fail to maintain compliance with the minimum bid price requirement or to meet other applicable continued listing standards of Nasdaq in the future, and Nasdaq determines to delist our common shares, the market price and liquidity of our common shares could be negatively impacted and our ability to raise additional capital could be reduced.

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

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Our Senior Living Communities
We classify a senior living community based on the predominant type of services offered at that community. As of December 31, 2019, prior to the completion of the Restructuring Transactions, we owned, leased or managed 268 senior living communities which we have categorized into five groups as follows (dollars in thousands):

		Type of Units				Average Occupancy	Revenues (2) (3)	Percent of Revenues from Private Resources
Type of Community	No. of Communities	Indep. Living	Assisted Living	Skilled Nursing	Total Units
IL/AL Communities:
Leased (DHC) (1)	155	6,176	9,383	1,813	17,372	83.9%	$817,254	88.1%
Leased (PEAK)	4	—	204	—	204	81.9%	9,220	100.0%
Owned	20	564	1,544	—	2,108	81.4%	73,271	98.4%
Managed (1)	78	4,571	5,339	427	10,337	85.0%	433,458	93.2%
Total: AL/IL Communities	257	11,311	16,470	2,240	30,021	84.1%	1,333,203	90.4%
SNFs - Leased (DHC) (1)	11	53	—	1,211	1,264	76.6%	138,169	23.2%
Totals:	268	11,364	16,470	3,451	31,285	83.6%	$1,471,372	84.1%
 (1) Effective as of January 1, 2020, following the completion of the Restructuring Transactions, our then existing leases and management agreements with DHC were terminated and we began managing these communities under the New Management Agreements.
 (2) Data includes $4.2 million of deferred resident fees and deposits, or Deferred Resident Fees and Deposits, related to senior living communities we previously leased from DHC that were recognized as revenue in December 2019, as a result of the completion of the Restructuring Transactions.
(3) Data excludes $47.3 million of revenue from Ageility physical therapy clinics.

As of December 31, 2019, we operated, owned, leased and managed 268 communities located in 32 states. We leased 166 of these communities from DHC and four of these communities from Healthpeak Properties, Inc. (formerly known as HCP, Inc.), or PEAK, owned 20 communities and managed 78 on behalf of DHC. The following table sets forth certain information about our owned, leased and managed communities as of December 31, 2019 (dollars in thousands):

			Communities
State	Total Living Units (1)	Average Occupancy (1)	Owned	Leased (2)	Managed	No. of Communities (1)	Revenues (1)(3)(4)	Percent of Revenues from Private Resources (1) (3)
1. Alabama	695	86.3%	2	5	3	10	$26,819	100.0%
2. Arizona	1,150	84.2%	—	3	3	6	54,163	85.0%
3. Arkansas	187	92.6%	—	—	3	3	7,866	100.0%
4. California	1,498	82.3%	—	9	3	12	82,919	81.4%
5. Colorado	1,005	78.3%	—	7	1	8	68,099	31.5%
6. Delaware	988	73.7%	—	6	—	6	57,592	73.3%
7. Florida	4,617	92.1%	1	8	11	20	204,461	86.1%
8. Georgia	1,681	81.6%	—	11	11	22	62,051	97.4%
9. Illinois	1,025	88.3%	—	4	7	11	39,761	92.7%
10. Indiana	1,672	81.1%	5	10	1	16	62,593	92.0%
11. Kansas	557	86.9%	—	3	—	3	31,088	70.9%
12. Kentucky	934	85.2%	—	9	—	9	43,431	86.1%
13. Maryland	1,281	78.3%	—	10	1	11	74,349	100.0%
14. Massachusetts	123	93.8%	—	1	—	1	9,291	100.0%
15. Minnesota	188	69.2%	—	1	—	1	9,176	90.8%
16. Mississippi	116	80.5%	—	2	—	2	3,621	100.0%
17. Missouri	434	91.2%	1	—	5	6	14,067	99.9%
18. Nebraska	200	79.4%	—	2	—	2	33,504	33.1%
19. Nevada	287	97.3%	—	—	2	2	14,245	100.0%
20. New Jersey	1,037	79.3%	2	3	1	6	50,600	86.6%
21. New Mexico	204	83.5%	—	1	—	1	12,381	86.2%
22. New York	310	92.5%	—	—	1	1	20,153	100.0%
23. North Carolina	1,921	83.9%	5	10	6	21	94,416	99.8%
24. Ohio	282	87.2%	—	1	—	1	18,014	82.1%
25. Oregon	318	77.8%	—	—	1	1	7,253	100.0%
26. Pennsylvania	991	77.4%	1	9	—	10	37,660	100.0%
27. South Carolina	1,638	73.3%	1	17	5	23	64,874	91.3%
28. Tennessee	1,111	88.8%	1	9	5	15	37,495	100.0%
29. Texas	2,266	83.0%	—	9	4	13	103,759	86.4%
30. Virginia	1,092	87.0%	—	11	1	12	42,912	99.4%
31. Wisconsin	1,288	80.7%	1	7	3	11	57,271	62.1%
32. Wyoming	189	75.6%	—	2	—	2	13,284	27.2%
Totals:	31,285	83.6%	20	170	78	268	$1,459,168	84.6%
(1) Includes owned, leased and managed communities.
(2) Effective as of January 1, 2020, following the completion of the Restructuring Transactions, our then existing leases for 166 of these leased senior living communities were terminated and we began managing these communities and the pre-existing DHC managed communities under the New Management Agreements.
(3) Data does not include revenue earned in the state of Iowa of $12,204, as the Iowa communities were disposed of during the year ended December 31, 2019. The percentage of revenues from private resources for the state of Iowa was 28.3%.
(4) Data includes $4.2 million of Deferred Resident Fees and Deposits related to senior living communities we previously leased from DHC that were recognized as revenue in December 2019, as a result of the completion of the Restructuring Transactions, and excludes $47.3 million of revenue earned from Ageility physical therapy clinics.

Our Leases and Management Agreements with DHC

As of December 31, 2019, we had five master leases with DHC, and managed senior living communities for the account of DHC pursuant to long-term management and pooling agreements. Effective January 1, 2020, we and DHC completed the Restructuring Transactions pursuant to which our five then existing master leases with DHC for all the senior living communities that we leased from DHC, as well as our then existing management and pooling agreements with DHC for the senior living communities that we managed for DHC, were terminated and replaced with the New Management Agreements.

Pursuant to the New Management Agreements, we will receive a management fee equal to 5% of the gross revenues realized at the applicable senior living communities, plus reimbursement for our direct costs and expenses related to such communities, as well as an annual incentive fee equal to either 15% of the amount by which the annual EBITDA of all communities on a combined basis exceeds the target EBITDA for all communities on a combined basis for such calendar year, provided that in no event shall the incentive fee be greater than 1.5% of the gross revenues realized at all communities on a combined basis for such calendar year.

The New Management Agreements expire in 2034, subject to our right to extend for two consecutive five-year terms if we achieve certain performance targets for the combined managed communities portfolio, unless earlier terminated or timely notice of nonrenewal is delivered. The New Management Agreements also provide that DHC has, and in some cases we have, the option to terminate the agreements upon the acquisition by a person or group of more than 9.8% of the other’s voting stock and upon certain change in control events affecting the other party, as defined in the applicable agreements, including the adoption of any stockholder proposal (other than a precatory proposal) with respect to the other party, or the election to the board of directors or trustees, as applicable, of the other party of any individual, if such proposal or individual was not approved, nominated or appointed, as the case may be, by a majority of the other party’s board of directors or board of trustees, as applicable, in office immediately prior to the making of such proposal or the nomination or appointment of such individual.

The New Management Agreements also provide DHC with the right to terminate the New Management Agreement for any community that does not earn 90% of the target EBITDA for such community for two consecutive calendar years or in any two of three consecutive calendar years, with the measurement period commencing January 1, 2021 (and the first termination not possible until the beginning of calendar year 2023); provided DHC may not in any calendar year terminate communities representing more than 20% of the combined revenues for all communities for the calendar year prior to such termination. Pursuant to a guaranty agreement dated as of January 1, 2020, made by us in favor of DHC’s applicable subsidiaries, we have guaranteed the payment and performance of each of our applicable subsidiary’s obligations under the applicable New Management Agreements.

For more information regarding our historical leases and management arrangements with DHC, see Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. For more information regarding our relationship with DHC, see Note 14 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Rehabilitation and Wellness

Our Ageility clinics operate within our senior living communities and lease approximately 40 clinics totaling 19,000 square feet located in 12 states.

Corporate Headquarters

Our corporate headquarters is located in Newton, Massachusetts, where we lease approximately 41,000 square feet of administrative space from a subsidiary of ABP Trust. For more information regarding our relationship with ABP Trust, see Note 14 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 3.  Legal Proceedings

We are defendants in two lawsuits filed by former employees in California. The first lawsuit, Lefevre v. Five Star Quality Care, Inc. was filed in San Bernardino County Superior Court in May 2015 and the second lawsuit, Mandviwala v. Five Star Quality Care, Inc. d/b/a Five Star Quality Care - CA, Inc. and FVE Managers, Inc., our wholly owned subsidiary, was filed in Orange County Superior Court in July 2015. The claims asserted against us in the similar, though not identical, complaints include: (i) failure to pay all wages due, (ii) failure to pay overtime, (iii) failure to provide meal and rest breaks, (iv) failure to provide itemized, printed wage statements, (v) failure to keep accurate payroll records and (vi) failure to reimburse business expenses. Both plaintiffs assert causes of action on behalf of themselves and on behalf of other similarly situated employees, including causes of action pursuant to the California Labor Code Private Attorney General Act. We believe that the claims against us are without merit and intend to vigorously defend against them. The results of litigation are uncertain and entail risk of adverse outcomes, and litigation is usually expensive and can be distracting to management. We can provide no assurance as to the outcome of these lawsuits. For the years ended December 31, 2019 and 2018, we incurred costs related to this litigation of $0.5 million and $0.6 million, respectively.

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
As of February 26, 2020, there were approximately 1,200 stockholders of record of our common shares.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2019:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 2019	5,724	$4.50	—	$—
Total	5,724	$4.50	—	$—

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our Consolidated Financial Statements and accompanying notes to the financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.

General Industry Trends

We believe that the primary market for senior living services is focused towards individuals age 80 and older, and that the fastest-growing age population is the over 85. Also, as a result of medical advances, older adults are living longer. Due to these demographic trends, we expect the demand for senior living services to increase in future years. However, in the last ten years, as the senior living industry evolved to serve the growing number of older adults, it was also facing challenges from a recovery from an economic recession, such as workforce shortages and low retention, occupancy pressures, challenges related to new technology and the increasing desire for exceptional customer experience.

Future economic downturns, softness in the U.S. housing market, higher levels of unemployment among our residents and potential residents' family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of older adults to afford our resident charges. Prospective residents who plan to use the proceeds from the sale of their homes to cover the cost of senior living services seem to be especially affected by cyclical factors affecting the housing market. However, any appreciation in U.S. housing values may not result in increased demand for our services. Although many of the services that we provide to residents are needs driven, economic circumstances, among other reasons, are key factors when making decisions as to whether to relocate to a senior living community.

For the past few years, increased access to capital and continued low interest rates appear to have encouraged increased senior living development, particularly in areas where existing senior living communities have historically experienced high occupancies. This has resulted in a significant increase in new senior living community inventory entering the market in recent years, despite a slowdown of construction of new communities the senior living industry is starting to see. The new senior living community inventory has increased competitive pressures on us, particularly in certain of our geographic markets, and we expect these challenges to continue for at least the next few years. We expect to have continuing challenges to maintain or increase occupancies and charges at our senior living communities at least through the end of 2020.

In addition, low unemployment in the United States combined with a competitive labor market and, in certain jurisdictions, legislation and regulations that increase the minimum wage, are increasing our employment costs, including salaries, wages and benefits, such as health care benefit coverage, for our employees, which will increase our operating expenses and may negatively impact our financial results. We have incurred increased labor costs as a result of these labor market conditions. In response, we have increased our investments in our workforce and we are continuing to focus on reducing our employee turnover by enhancing our competitiveness in the marketplace with respect to cash compensation and other benefits.

The senior living and health and wellness industries are subject to extensive and frequently changing federal, state and local laws and regulations. These laws and regulations vary by jurisdiction but may address, among other things, licensure, personnel training, staffing ratios, types and quality of medical care, physical facility requirements, government healthcare program participation, the definition of "fraud and abuse", payment rates for resident services and confidentiality of patient records. We incur significant costs to comply with these laws and regulations and these laws and regulations may result in our having to repay payments we received for services we provided and to pay penalties, fines and interest, which amounts can be significant. See Note 12 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. For further information regarding government regulations and reimbursements, including possible changes and related legislative and other reform efforts, see "Business—Government Regulation and Reimbursement" included in Part I, Item 1, and "—Concentration of Risk - Revenues" included in Part II, Item 7, of this Annual Report on Form 10-K.

Recent trends would suggest that consumer preferences of older adults are focused on evaluating senior living communities that offer service platforms to their residents that enable individuals to live a more independent lifestyle. With a broader scope of senior living communities operating in the United States, combined with technology enablement, consumers have more options in choosing where to live as they age. The impact of this wider range of options for consumers is causing further demand on the industry to provide innovative methods on services that provide for an exceptional customer experience.

2019 Operations

We primarily earn our senior living revenues by providing housing and services to residents of our senior living communities. During 2019, approximately 21.5% of our senior living revenues came from the Medicare and Medicaid programs and approximately 78.5% of our senior living revenues came from residents’ private resources. We bill all private pay residents in advance for the housing and services to be provided in the following month.

Our expenses primarily were:

•
senior living wages and benefits, including wages and wage-related expenses, such as health insurance, workers’ compensation insurance and other benefits for our employees working at our senior living communities;

•	other senior living operating expenses, including utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs at our senior living communities;

•
costs incurred on behalf of managed communities, including wages and benefits for staff and other operating expenses related to the communities that we manage for the account of DHC, which are reimbursed to us by DHC, including from revenues we receive from the applicable managed communities, pursuant to our management agreements with DHC;

•
rent expense attributable to the 166 senior living communities we leased from DHC and four senior living communities from PEAK. Effective January 1, 2020, all our then existing leases with DHC were terminated and we entered into the New Management Agreements. For more information about our management arrangements with DHC, see “Properties—Our Leases and Management Agreements with DHC” in Part I, Item 2 of this Annual Report on Form 10-K and Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K;

•
general and administrative expenses, principally comprised of wages and wage-related expenses for headquarters and regional staff as well as investments in technology used in supporting our senior living community operations and ancillary business lines;

•
depreciation and amortization expense as we incur depreciation expense on buildings and furniture and equipment that we own and we incur amortization expense on certain identifiable intangible assets. As a result of the completion of the Restructuring Transactions, we do not expect that depreciation and amortization expense will continue to be a material expense for us in at least the near-to-intermediate term; and

•	interest and other expense, primarily including interest on outstanding debt and amortization of deferred financing costs.

As of December 31, 2019, we had two operating segments: senior living communities and rehabilitation and wellness. In the senior living communities segment, we operate for our own account or manage for the account of others, independent living communities, assisted living communities, CCRCs and SNFs that provide housing and services to older adults through centralized oversight. In the rehabilitation and wellness operating segment, we provide therapy services, including physical, occupational, speech and other specialized therapy services, in the inpatient setting as well as through outpatient clinics. We determined that our two operating segments meet the aggregation criteria as prescribed under the Financial Accounting Standards Board Accounting Standards CodificationTM Topic 280, Segment Reporting, and we have therefore determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation, professional and general liability and certain automobile insurance programs.

Expansion Activities

In June 2018, DHC acquired an additional living unit at a senior living community located in Florida that we then leased from DHC, which was added to the lease for that senior living community, our annual rent payable to DHC increased by $14,000.

Also in June 2018, we began managing for the account of DHC a senior living community DHC owns located in California with 98 living units.

In November 2018, we began managing for the account of DHC a senior living community DHC owns located in Colorado with 238 living units.

In April 2019, we began managing for the account of DHC a senior living community DHC owns located in Oregon with 318 living units.

In December 2019, we began managing for the account of DHC an active adult community DHC owns located in Texas with 169 units.

We currently expect that our expansion activities will be focused on entering into additional long-term management agreements for senior living communities and growing the ancillary services that we provide, including through our Ageility clinics, rather than from the acquisition or leasing of senior living communities, although we may from time to time acquire additional senior living communities.

Investment Activities

Historically, when we made capital improvements to the senior living communities that we leased from DHC we would sell such improvements to DHC and our annual rent payments would increase pursuant to the terms of our then existing leases with DHC. On April 1, 2019, DHC purchased from us approximately $50.0 million of unencumbered Qualifying PP&E (as defined in the Transaction Agreement) related to DHC’s senior living communities leased and operated by us, which was subsequently reduced to $49.2 million due to the exclusion of certain fixed assets in accordance with the Transaction Agreement. In addition, subsequent to entering into and in accordance with the Transaction Agreement, DHC pre-funded estimated capital expenditures for the DHC senior living communities that we operated on a monthly basis. In the following month, adjustments were made based on the actual amounts incurred in the prior month. Similar arrangements will continue following December 31, 2019, in accordance with the New Management Agreements. As of December 31, 2019, due to related persons on our consolidated balance sheets included $1.8 million due to DHC. On January 1, 2020, in accordance with the Transaction Agreement, we sold to DHC $2.7 million of the remaining qualified capital improvements at the senior living communities we previously leased from DHC at net book value.

During 2019 and 2018, we received gross proceeds of $5.2 million and $9.4 million, respectively, in connection with the sale of equity and debt investments, and recorded net realized gains of $0.2 million and $0.1 million, respectively.

During 2019 and 2018, we purchased certain debt and equity investments for $3.0 million and $5.3 million, respectively.

Transaction Agreement with DHC and Credit Facilities

As previously discussed, on April 1, 2019, we entered into the Transaction Agreement with DHC to restructure our business arrangements with DHC, pursuant to which, effective as of the Conversion Time:

•
our five then existing master leases with DHC for all of DHC's senior living communities that we then leased, as well as our then existing management and pooling agreements with DHC for DHC’s senior living communities that were then managed by us, were terminated and replaced with the New Management Agreements;

•
we effected the Share Issuances pursuant to which we issued 10,268,158 of our common shares to DHC and an aggregate of 16,118,849 of our common shares to DHC’s shareholders of record as of December 13, 2019; and

•	as consideration for the Share Issuances, DHC provided to us $75.0 million of additional consideration by assuming certain of our working capital liabilities.

In connection with the Transaction Agreement, we entered into the DHC credit facility, which was secured by six senior living communities we own. The DHC credit facility matured and was terminated in connection with the completion of the Restructuring Transactions. There were no amounts outstanding under the DHC credit facility at the time of such termination and we did not make any borrowings under the DHC credit facility during its term.

On June 12, 2019, we entered into a second amended and restated credit agreement with Citibank, N.A., as administrative agent and lender, and a syndicate of other lenders, pursuant to which we obtained a $65.0 million secured revolving credit facility that is available for general business purposes. Our credit facility replaced our prior credit facility, which was scheduled to expire on June 28, 2019. In June 2019, we repaid, in aggregate, approximately $51.5 million of outstanding borrowings under our credit facility.

For more information regarding our credit agreement, our credit facility, our prior credit facility and the DHC credit facility, see Note 8 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

For more information regarding our leases and management arrangements with DHC, see Notes 9 and 11 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Disposition Activities

During the first quarter of 2018, we sold to DHC two senior living communities pursuant to a transaction agreement we entered with DHC in November 2017, or the 2017 transaction agreement. In June 2018, we sold to DHC the remaining two senior living communities that we agreed to sell pursuant to the 2017 transaction agreement. Concurrent with our sales of the senior living communities to DHC pursuant to the 2017 transaction agreement, we began managing those senior living communities for DHC’s account.

In June 2018, we and DHC sold to a third party a SNF, that DHC owned and leased to us, located in California with 97 living units, for a sales price of approximately $6.5 million, excluding closing costs. Pursuant to the terms of our then existing lease with DHC, and as a result of this sale, our annual rent payable to DHC decreased by 10.0% of the net proceeds that DHC received from this sale.

In May and September of 2019, we and DHC sold to third parties 18 SNFs located in California, Kansas, Iowa and Nebraska that DHC owned and leased to us for an aggregate sales price of approximately $29.5 million, excluding closing costs. As a result of these sales, the annual minimum rent payable to DHC by us under our then existing master leases with DHC was reduced in accordance with the Transaction Agreement.

Results of Operations

Key Statistical Data For the Years Ended December 31, 2019 and 2018.

For the year ended December 31, 2019, compared to the year ended December 31, 2018 (dollars in thousands, except average monthly rate):

	Year Ended December 31,		Increase/(Decrease)
	2019	2018	Amount		Percent
Revenues:
Senior living	$1,085,183	$1,094,404	$(9,221)		(0.8)%
Management fees	16,169	15,145	1,024		6.8%
Reimbursed costs incurred on behalf of managed communities	313,792	280,845	32,947		11.7%
Total revenue	1,415,144	1,390,394	24,750		1.8%

Operating expenses:
Senior living wages and benefits	573,593	563,263	10,330		1.8%
Other senior living operating expenses	297,885	301,239	(3,354)		(1.1)%
Costs incurred on behalf of managed communities	313,792	280,845	32,947		11.7%
Rent expense	141,486	209,150	(67,664)		(32.4)%
General and administrative expenses	87,884	78,189	9,695		12.4%
Depreciation and amortization expense	16,640	35,939	(19,299)		(53.7)%
Loss (gain) on sale of senior living communities	856	(7,131)	7,987		(112.0)%
Long-lived asset impairment	3,282	461	2,821		611.9%
Total operating expenses	1,435,418	1,461,955	(26,537)		(1.8)%

Operating loss	(20,274)	(71,561)	51,287		(71.7)%

Interest, dividend and other income	1,364	818	546		66.7%
Interest and other expense	(2,615)	(3,018)	403		(13.4)%
Unrealized gain (loss) on equity investments	782	(690)	1,472		(213.3)%
Realized gain on sale of debt and equity investments, net of tax	229	99	130		131.3%

Loss before income taxes and equity in earnings of an investee	(20,514)	(74,352)	53,838		(72.4)%
Provision for income taxes	(56)	(247)	191		(77.3)%
Equity in earnings of an investee	575	516	59		11.4%
Net loss	$(19,995)	$(74,083)	$54,088		(73.0)%

Total number of communities (end of period):
Owned and leased communities (1)	190	208	(18)		(8.7)%
Managed communities	78	76	2		2.6%
Number of total communities	268	284	(16)		(5.6)%

Total number of living units (end of period):
Owned and leased living units (1) (2)	20,948	22,250	(1,302)		(5.9)%
Managed living units	10,337	9,766	571		5.8%
Number of total living units	31,285	32,016	(731)		(2.3)%

Owned and leased communities:
Occupancy % (1) (2) (3)	82.9%	82.0%	90	bps	n/a
Average monthly rate (2) (3)	$4,708	$4,729	$(21)		(0.4)%
Percent of senior living revenue from Medicaid	11.3%	12.4%	(110	) bps	n/a
Percent of senior living revenue from Medicare	10.2%	10.9%	(70	) bps	n/a
Percent of senior living revenue from private and other sources	78.5%	76.7%	180	bps	n/a
________________________________________________________________
(1) Effective as of January 1, 2020, following the completion of the Restructuring Transactions, our then existing leases for 166 of these leased senior living communities (18,636 living units) were terminated and we began managing these communities under the New Management Agreements.
(2) Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.

(3) Occupancy and average monthly rate for the year ended December 31, 2018, include data for the senior living communities that were sold to DHC during such period as owned until the time of sale and as managed from the time of sale through the end of such period. Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues for senior living services divided by occupied units during the period, and multiplying it by 30 days. The calculation of the December 31, 2019, average monthly rates excludes $4.2 million of Deferred Resident Fees and Deposits, related to senior living communities we previously leased from DHC that were recognized as revenue in December 2019, as a result of the completion of the Restructuring Transactions.

Comparable Communities

The following table presents a summary of senior living communities that we owned, leased or managed continuously since January 1, 2018, for the year ended December 31, 2019, compared to the year ended December 31, 2018 (dollars in thousands, except average monthly rate):

	Year Ended December 31,		Increase/(Decrease)
	2019	2018	Amount		Percent
Revenues:
Senior living	$1,026,365	$1,011,026	$15,339		1.5%
Management fees	13,687	13,735	(48)		(0.3)%
Senior living wages and benefits	531,849	506,739	25,110		5.0%
Other senior living operating expenses	281,441	276,781	4,660		1.7%

Total number of communities (end of period):
Owned and leased communities (1)	190	190	—		—%
Managed communities	70	70	—		—%
Number of total communities	260	260	—		—%

Total number of living units (end of period):
Owned and leased living units (1) (2)	20,948	21,008	(60)		(0.3)%
Managed living units	9,059	9,059	—		—%
Number of total living units	30,007	30,067	(60)		(0.2)%

Owned and leased communities:
Occupancy % (2)	83.2%	82.2%	100	bps	n/a
Average monthly rate (3)	$4,648	$4,637	$11		0.2%
Percent of senior living revenue from Medicaid	9.3%	8.9%	40	bps	n/a
Percent of senior living revenue from Medicare	8.9%	9.8%	(90	) bps	n/a
Percent of senior living revenue from private and other sources	81.8%	81.3%	50	bps	n/a
_______________________________________________________________
(1) Effective as of January 1, 2020, following the completion of the Restructuring Transactions, our then existing leases for 166 of these leased senior living communities (18,636 living units) were terminated and we began managing these communities under the New Management Agreements.
(2) Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(3) Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues for senior living services divided by occupied units during the period, and multiplying it by 30 days. The calculation of the December 31, 2019 average monthly rates excludes $4.2 million of Deferred Resident Fees and Deposits.

Year Ended December 31, 2019, Compared to Year Ended December 31, 2018

The following is a discussion of our operating results for our senior living communities during the year ended December 31, 2019, compared to the year ended December 31, 2018.

Senior living revenue. Senior living revenue decreased approximately 0.8%, or $9.2 million, primarily due to the sales during the first half of 2018 of four senior living communities to DHC, which we now manage for DHC's account, as well as the impact of the sales of 18 SNFs to third parties during the second and third quarters of 2019. The impact of these sales were partially offset by increases in occupancy as well as increased revenues from our ancillary services, such as rehabilitation and wellness services, in conjunction with the recognition of $4.2 million of Deferred Resident Fees and Deposits. The 1.5% increase in senior living revenue at the communities that we have operated continuously since January 1, 2018 was primarily due to an increase in occupancy as well as $4.2 million of Deferred Resident Fees and Deposits.

Management fee revenue. Management fee revenue increased by 6.8%, or $1.0 million, due to an increase in the number of managed communities to 78 from 76, partially offset by decreases in occupancy and average monthly rates for rooms to residents who pay privately for services at the communities that we have operated continuously since January 1, 2018.

Reimbursed costs incurred on behalf of managed communities. Reimbursed costs incurred on behalf of managed communities increased by 11.7%, or $32.9 million, due to an increase in the number of managed communities to 78 from 76, as well as an increase in our salaries and wages at the communities we have operated continuously since January 1, 2018, primarily attributable to the competitive labor market. In addition, as part of our evaluation of our operations in 2019, we identified certain corporate personnel that were providing full time dedicated direct support to communities and therefore, costs associated with that personnel would be reimbursed by those communities in accordance with our then existing management agreements with DHC.

Senior living wages and benefits. Senior living wages and benefits increased by 1.8%, or $10.3 million, primarily due to an increase in our salaries and wages of $18.7 million at the communities that we have operated continuously since January 1, 2018 attributable to the competitive labor market and, in certain jurisdictions, legislation and regulations that increased the minimum wage. In addition, outside labor costs increased $5.3 million at the communities that we have operated continuously since January 1, 2018, primarily due to the transition plan of the operations of the SNFs that DHC owns and leases to us, which we and DHC have since agreed to sell. These increases were partially offset by a decrease in employee health insurance expense, and the impact of sales of four senior living communities to DHC, which we now manage for DHC's account, and the sale of one SNF to a third party during the first half of 2018, coupled with the sales of 18 SNFs to third parties during the second and third quarters of 2019. The 5.0% increase in senior living wages and benefits at the communities that we have operated continuously since January 1, 2018 is due to an increase in salaries and wages attributable to our continued investment in our employees, including our focus on reducing employee turnover through market competitive cash compensation and other benefits. In addition, we also experienced increased outside labor costs due to the transition of the operations of the SNFs that DHC owns and leases to us, which we and DHC have agreed to sell, partially offset by a decrease in employee health insurance expense.

Other senior living operating expenses. Other senior living operating expenses, which include utilities, housekeeping, dietary, repairs and maintenance, insurance and community level administrative costs, decreased by 1.1%, or $3.4 million, primarily due to the sales during the first half of 2018 of four senior living communities to DHC, which communities we now manage for DHC's account, as well as one SNF to a third party, and the sales of 18 SNFs to third parties during the second and third quarters of 2019. The 1.7% increase in other senior living operating expenses at the communities that we have operated continuously since January 1, 2018 was primarily due to repairs and maintenance and certain insurance costs as a result of increased rates attributable to the property and casualty insurance market and certain consulting and other purchased services expenses incurred in connection with costs associated with our strategic investments to enhance efficiencies in and benefits from our purchasing of services.

Rent expense. Rent expense decreased by 32.4%, or $67.7 million, due to the reduction in our aggregate minimum monthly rent payable to DHC commencing February 1, 2019, pursuant to the Transaction Agreement, which includes the recognition of a lease inducement in 2019 totaling $13.8 million.

General and administrative expenses. General and administrative expenses increased by 12.4%, or $9.7 million, primarily due to $12.0 million of transaction costs incurred in connection with the Restructuring Transactions, partially offset by a decrease in wages due to our evaluation of our operations in 2019, in which we identified certain corporate personnel that were providing full time dedicated direct support to communities as a result of which, costs associated with that personnel would be reimbursed by those communities in accordance with our then existing management agreements with DHC.

Depreciation and amortization expense. Depreciation and amortization expense decreased by 53.7%, or $19.3 million, primarily attributable to the sale of approximately $110.0 million of fixed assets and improvements to DHC during the year ended December 31, 2019, as well as the sales during the first half of 2018 of four senior living communities to DHC, which communities we now manage for DHC's account, as well as one SNF to a third party and the sales of 18 SNFs to third parties during the second and third quarters of 2019.

Loss (gain) on sale of senior living communities. A loss on sale of senior living communities of $0.9 million was recorded during the year ended December 31, 2019, primarily in connection with the sales of 18 SNFs to third parties during the second and third quarters of 2019. A gain on sale of senior living communities of $7.1 million was recognized during the year ended December 31, 2018, primarily in connection with our sale of four senior living communities to DHC during the first half of 2018.

Long-lived asset impairment. For the years ended December 31, 2019 and 2018, we recorded non-cash charges for long-lived asset impairments of $3.3 million and $0.5 million, respectively, to reduce the carrying value of certain of our long-lived assets to their estimated fair values.

Interest, dividend and other income. Interest, dividend and other income increased by 66.7%, or $0.5 million, primarily due to the combination of higher stated interest rates and increased cash balances invested during the period.

Interest and other expense. Interest and other expense decreased by 13.4%, or $0.4 million, primarily attributable to decreased borrowings under our credit facilities and DHC’s assumption of two mortgage notes in connection with our sale of four senior living communities to DHC during the first half of 2018.

Unrealized gain (loss) on equity investments. Unrealized gain (loss) on equity investments represents adjustments made to our investments in equity securities to record amounts to fair value.

Realized gain on sale of debt and equity investments, net of tax. Realized gain on sale of debt and equity investments represents our realized gain on investments, net of applicable taxes.

Provision for income taxes. For the years ended December 31, 2019 and 2018, we recognized a provision for income taxes of $0.1 million and $0.2 million, respectively. The provision for income taxes for the year ended December 31, 2019, is related to our federal and state income tax obligations. The provision for the year ended December 31, 2018, is due to our state income taxes. For additional information regarding our taxes, see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Concentration of Risk - Revenues

We have primarily derived the majority of our revenues from the communities we operate that are owned by DHC. For the year ended December 31, 2019, 88.9% of our senior living revenue was derived from properties leased from DHC and primarily all of our management fee revenue was from properties managed for the account of DHC. We expect to continue to be dependent on revenues from the management of senior living communities owned by DHC for the foreseeable future and, effective as of January 1, 2020, all of our then existing leases and management and pooling agreements with DHC were terminated and replaced with the New Management Agreements. Failure of DHC to continue to own these communities in the future, or DHC's termination of a significant number of the New Management Agreements, could significantly impact our business. For additional information about our management arrangements with DHC, see “Properties—Our Leases and Management Agreements with DHC” included in Part I, Item 2, and “—Liquidity and Capital Resources—Related Person Transactions” included in Part II, Item 7, of this Annual Report on Form 10-K and Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

At some of our senior living communities (principally our SNFs) and our rehabilitation and wellness clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation and wellness services. We derived approximately 21.5% and 23.3% of our consolidated revenues from these government funded programs for the years ended December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, our net Medicare revenues totaled $110.3 million and $119.1 million, respectively.  For the years ended December 31, 2019 and 2018, our net Medicaid revenues totaled $122.8 million and $135.9 million, respectively. As a result of the completion of the Restructuring Transactions, our revenues from Medicare and Medicaid will decline; however, we will earn management fees on Medicare and Medicaid revenue generated at the senior living communities we manage and we expect to continue to receive Medicare and Medicaid revenues at the senior living communities we own and lease, as well as for certain ancillary services we provide.

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

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund our operating expenses, to make capital expenditures and to service debt obligations. As of December 31, 2019, we had $31.7 million of unrestricted cash and cash equivalents. As of December 31, 2019 and 2018, we had current assets of $143.4 million and $138.1 million, respectively, and current liabilities of $164.3 million and $229.7 million, respectively.

In addition, on January 1, 2020, in connection with the Restructuring Transactions, we issued 10,268,158 of our common shares to DHC and an aggregate of 16,118,849 of our common shares to DHC’s shareholders of record as of December 13, 2019. As consideration for the Share Issuances, DHC provided to us $75.0 million of additional consideration by assuming certain of our working capital liabilities.

The following is a summary of cash flows from operating, investing and financing activities, as reflected in our consolidated statement of cash flows:

	Year Ended December 31,
(in thousands)	2019	2018	$ Change	% Change
Net cash used in operating activities	$(4,109)	$(54,223)	$50,114	92.4%
Net cash provided by investing activities	62,981	4,936	58,045	1,176.0%
Net cash (used in) provided by financing activities	(53,146)	50,964	(104,110)	(204.3)%
Net increase in cash, cash equivalents and restricted cash	5,726	1,677	4,049	241.4%
Restricted cash transferred to held for sale assets	(5)	—	(5)	—%
Cash, cash equivalents and restricted cash at beginning of period	51,258	49,581	1,677	3.4%
Cash, cash equivalents and restricted cash at end of period	$56,979	$51,258	$5,721	11.2%
We had cash flows used in operating activities of $4.1 million for the year ended December 31, 2019, compared to cash flows used in operating activities of $54.2 million for the year ended December 31, 2018. The decrease in cash flows used in operating activities was mainly attributable to improved operating income before non-cash items as a result of the reduction in minimum monthly rent payments to DHC pursuant to the Transaction Agreement, coupled with a one-time recognition of $4.2 million in Deferred Resident Fees and Deposits as well as $12.4 million of lease inducement, and an improvement in the working capital, including a $2.9 million current liability at December 31, 2019 resulting from the impact of the adoption of the Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases.

We had cash flows provided by investing activities of $63.0 million and $4.9 million for the years ended December 31, 2019 and 2018, respectively. The increase in cash flows provided by investing activities was primarily attributable to a year-over-year increase of $92.1 million for the sale of property and equipment and the $9.0 million initial liquidating distribution received from Affiliates Insurance Company, or AIC. This was partially offset by a decrease in the proceeds received from the sale of senior living communities of $32.6 million and an increase for the acquisition of property and equipment of $8.5 million. Historically, we acquired property and equipment and then subsequently sold these assets to DHC.

We had cash flows used in financing activities of $53.1 million for the year ended December 31, 2019, compared to cash flows provided by financing activities of $51.0 million for the year ended December 31, 2018. The decrease was primarily attributable to a $71.5 million reduction of borrowings on our credit facilities and a net increase in repayments of $31.5 million related to our repayment of borrowings on our credit facilities.

We believe we have adequate financial resources from our existing cash flows from operations, together with cash on hand, amounts available under our credit facility and DHC's assumption of $75.0 million in liabilities in connection with the Share Issuances on January 1, 2020 pursuant to the Transaction Agreement, as further detailed in Notes 9 and 10 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, to support our business for at least the next twelve months, assuming relatively stable general economic conditions.

Our liquidity and capital funding requirements depend on numerous factors, including our operating results, our capital expenditures, general economic conditions and the cost of capital. Shortfalls in cash flows from operating results or other principal sources of liquidity may have an adverse impact on our ability to execute on our strategy or to maintain capital spending levels.

We currently expect to use cash balances to fund our future operations, capital expenditures, fixed debt obligations as well as investments in diversifying our service offerings to diversify our revenue streams. We may borrow funds from our credit facility from time to time in connection with these strategic investments. We also may seek to participate in a joint venture or other arrangement that may provide additional sources of financing. Although we cannot be sure we will be successful in consummating any particular type of financing, we believe that we will have access to financings, such as debt and equity offerings, to fund future business ventures and to pay our current obligations.

Debt Investments

We routinely evaluate our debt investments to determine if they have been impaired. If the fair value of a debt investment is less than its book or carrying value, and we expect that situation to continue for more than a temporary period, we will record an “other than temporary impairment” loss in our consolidated statements of operations. We evaluate the fair value of our debt investments by reviewing each debt investment’s current market price, the ratings of the investment, the financial condition of the issuer, and our intent and ability to retain the investment during temporary market price fluctuations or until maturity. In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the investment is below the investment’s cost basis for an extended period. However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the investment is historically volatile. Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not meet the criteria described above, such as if we plan to sell the investment in the near term and the fair value is below our cost basis. When we believe that a change in fair value of a debt investment is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses. When we determine that impairment in the fair value of a debt investment is an “other than temporary impairment”, we record a charge to earnings. We did not record an impairment charge for the years ended December 31, 2019 or 2018 for our debt investments.

Compliance and Litigation Matters

As previously disclosed, in July 2017, as a result of our compliance program to review records related to our Medicare billing practices, we became aware of certain potential inadequate documentation and other issues at one of our leased SNFs. This compliance review was not initiated in response to any specific complaint or allegation but was a review of the type that we periodically undertake to test our compliance with applicable Medicare billing rules. As a result of these discoveries, we made a voluntary disclosure of deficiencies to the OIG pursuant to the OIG’s Provider Self-Disclosure Protocol. We submitted supplemental disclosures related to this matter to the OIG in December 2017 and March 2018. In June 2019, we settled this matter with the OIG without admitting any liability and paid $1.1 million to the OIG in exchange for a customary release. The expense associated with this matter was recorded primarily in 2017, with the exception of an adjustment of $0.2 million that was made during the year ended December 31, 2018, to reduce the balance of the liability previously recorded. We did not recognize any expenses related to this matter in 2019.

Insurance

Increases over time in the costs of insurance, especially professional and general liability insurance, workers’ compensation and employee health insurance, have had an adverse impact upon our results of operations. Although we self- insure a large portion of these costs, and also require residents in our managed senior living communities to buy insurance directly or reimburse us for insurance that we purchase, our costs have increased as a result of the higher costs that we incur to settle claims and to purchase insurance for claims in excess of the self-insurance amounts. These increased costs may continue in the future. We previously participated with other companies to which RMR LLC provides management services in a combined property insurance program through AIC. The policies under that program expired on June 30, 2019, and we and the other AIC shareholders elected not to renew the AIC property insurance program; we instead have purchased standalone property insurance coverage with unrelated third party insurance providers.

For more information about our existing insurance see “Business—Insurance” in Part I, Item 1 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

At December 31, 2019, we had seven irrevocable standby letters of credit outstanding, totaling $28.6 million. In 2019, we increased, from $22.7 million to $25.4 million, one of these letters of credit which secures our workers’ compensation insurance program, and this letter of credit is currently collateralized by approximately $21.7 million of cash equivalents and $7.3 million of debt and equity investments. This letter of credit currently expires in June 2020 and is automatically extended for one-year terms unless notice of nonrenewal is provided by the issuing bank prior to the end of the applicable term. We expect that our workers’ compensation insurance program will require an increase in the value of this letter of credit in June 2020. The remaining six irrevocable standby letters of credit outstanding at December 31, 2019, totaling $3.2 million, secure certain of our other obligations. These letters of credit are scheduled to mature between June 2020 and October 2020 and are required to be renewed annually.

Debt Financings and Covenants

In December 2018, we amended the credit agreement governing our prior credit facility. As a result of the amendment to such credit agreement, the aggregate amount of the commitments under our prior credit facility was reduced to $54.0 million from $100.0 million, and the stated maturity date of our prior credit facility was changed to June 28, 2019 from February 24, 2020. In addition, the amendment eliminated our options to extend the maturity date of our prior credit facility for two, one-year periods, as well as to request an increase in the aggregate amount of the commitments under our prior credit facility. In June 2019, we entered into a new credit agreement to replace our prior credit facility with our $65.0 million secured revolving credit facility, which is available for general business purposes. Our credit facility matures in June 2021, and, subject to our payment of an extension fee and meeting other conditions, we have the option to extend the stated maturity date of our credit facility for a one-year period. Other terms of our credit facility are substantially similar to those of our prior credit facility. We are required to pay interest at a rate of LIBOR plus a premium of 250 basis points per annum, or at a base rate, as defined in our credit agreement, plus 150 basis points per annum, on borrowings under our credit facility; the annual interest rates as of December 31, 2019 were 4.20% and 6.25%, respectively. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the available borrowings under our credit facility. No principal repayment is due until maturity.

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

At December 31, 2019, we had seven irrevocable standby letters of credit outstanding, totaling $28.6 million. In 2019, we increased, from $22.7 million to $25.4 million, one of these letters of credit which secures our workers’ compensation insurance program, and this letter of credit is currently collateralized by approximately $21.7 million of cash equivalents and $7.3 million of debt and equity investments. This letter of credit currently expires in June 2020 and is automatically extended for one-year terms unless notice of nonrenewal is provided by the issuing bank prior to the end of the applicable term. We expect that our workers’ compensation insurance program will require an increase in the value of this letter of credit in June 2020. The remaining six irrevocable standby letters of credit outstanding at December 31, 2019, totaling $3.2 million, secure certain of our other obligations. These letters of credit are scheduled to mature between June 2020 and October 2020 and are required to be renewed annually.

We also have mortgage debt of $7.5 million as of December 31, 2019 that we assumed in connection with a previous acquisition of a senior living community. Payments of principal and interest are due monthly under this mortgage debt until maturity in September 2032. The annual interest rate on this mortgage debt was 6.20% as of December 31, 2019.

As of December 31, 2019, we had no borrowings outstanding under our credit facility and $3.2 million in letters of credit issued under our credit facility, and $55.9 million of availability for further borrowing under our credit facility, and we had $7.5 million in outstanding mortgage debt. As of December 31, 2019, we believe we were in compliance with all applicable covenants under our debt agreements.

As of December 31, 2019, we had a $25.0 million available to us under the DHC credit facility we obtained from DHC on April 1, 2019. The DHC credit facility matured and was terminated on January 1, 2020, in connection with the completion of the Restructuring Transactions. There were no borrowings outstanding under the DHC credit facility at the time of such termination and we did not make any borrowings under the DHC credit facility during its term. See Note 8 and 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10‑K.

Related Person Transactions
We have relationships and historical and continuing transactions with DHC, RMR LLC, ABP Trust and others related to them. For example: DHC is our former parent company, our former largest landlord, the owner of the senior living communities that we manage and our largest stockholder, owning as of January 1, 2020, 33.9% of our outstanding common shares, and with which we restructured our business arrangements as of January 1, 2020 pursuant to the Transaction Agreement; Adam D. Portnoy, the Chair of our Board of Directors and one of our Managing Directors, is the sole trustee, an officer and the controlling shareholder of ABP Trust and he is also a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR LLC and the chair of the board of trustees and a managing trustee of DHC; Jennifer Clark, our other Managing Director and Secretary, is a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer of ABP Trust, an officer and employee of RMR LLC and a managing trustee and secretary of DHC; various services we require to operate our business are provided to us by RMR LLC pursuant to our business management agreement with RMR LLC and RMR LLC also provides management services to DHC; RMR LLC employs our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer; Adam Portnoy, directly and indirectly through ABP Trust and its subsidiaries, is a significant stockholder of us, beneficially owning approximately 6.3% of our outstanding common shares as of January 1, 2020; a subsidiary of ABP Trust is also the landlord for our headquarters; and Adam Portnoy, through ABP Trust, is also the controlling shareholder of RMR Inc., which is the managing member of RMR LLC. We have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and some of which have directors, trustees or officers who are also directors, trustees or officers of us, DHC, RMR LLC or RMR Inc.

For further information about these and other such relationships and related person transactions, see Notes 9, 11, 13 and 14 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC, including our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2019. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements”, Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” Our filings with the SEC and copies of certain of our agreements with these related persons, including our prior leases, forms of management agreements and related pooling and omnibus agreements with DHC, 2019 and 2017 transaction agreements with DHC, our business management agreement with RMR LLC, and our headquarters lease with a subsidiary of ABP Trust, are available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

Critical Accounting Policies

Our critical accounting policies concern revenue recognition, including contractual allowances, the allowance for doubtful accounts, self-insurance reserves, leases, long-lived assets and our judgments and estimates concerning our provisions for income taxes.

Our revenue recognition policies involve judgments about Medicare and Medicaid rate calculations. These judgments are based principally upon our experience with these programs and our knowledge of current rules and regulations applicable to these programs. Our principal sources of revenue are senior living revenues, management fees and reimbursed costs incurred pursuant to our management and pooling agreements.

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

We use our judgment in determining the incremental borrowing rate used to discount lease payments based on the applicable reference rate, coupled with a credit spread and lease specific adjustments.

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

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits, if any, reflect our assessment of estimated current and future taxes to be paid. We are subject to income taxes in the United States. Significant judgments and estimates are required in determining our income tax expense and the realization of our deferred tax assets and liabilities.

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

We established a valuation allowance against our deferred tax assets that we have determined to be not realizable. The decision to establish the valuation allowance includes our assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. An important aspect of objective negative evidence evaluated includes the significant losses incurred by us in recent years. This objective negative evidence is difficult to overcome and would require a substantial amount of objectively verifiable positive evidence of future income to support the realization of our deferred tax assets. For these reasons, we have recorded a valuation allowance against the majority of our deferred tax assets and liabilities as of December 31, 2019 and 2018.

Some of our judgments and estimates are based upon published industry statistics and, in some cases, third party professionals. Any misjudgments or incorrect estimates affecting our critical accounting policies could have a material effect on our financial statements.

In the future, we may need to revise the judgments, estimates and assessments we use to formulate our critical accounting policies to incorporate information which is not now known. We cannot predict the effect changes to the premises underlying our critical accounting policies may have on our future results of operations, although such changes could be material and adverse.

For a summary of recent accounting pronouncements applicable to our Consolidated Financial Statements, see Note 2, "Summary of Significant Accounting Policies", to the Consolidated Financial Statements in Item 15 of Part IV of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

Seasonality

Our senior living business is subject to modest effects of seasonality, which we experience in certain regions more than others, due to weather patterns, geography and higher incidence and severity of flu and other illnesses during winter months. We do not expect these seasonal differences to cause material fluctuations in our revenues or operating cash flows.

Impact of Climate Change

Concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our communities to increase. In the long-term, we believe any such increased costs will be passed through and paid by our residents and other customers in higher charges for our services. However, in the short-term, these increased costs, if material in amount, could materially and adversely affect our financial condition and results of operations.

Some observers believe severe weather in different parts of the world over the last few years is evidence of global climate change. Severe weather has had and may continue to have an adverse effect on certain senior living communities we operate. Flooding caused by rising seas levels and severe weather events, including hurricanes, tornadoes and widespread fires may have an adverse effect on the senior living communities we operate. We mitigate these risks by procuring insurance coverage we believe adequate to protect us from material damages and losses resulting from the consequences of losses caused by climate change. However, we cannot be sure that our mitigation efforts will be sufficient or that future storms, rising sea levels or other changes that may occur due to future climate change could not have a material adverse effect on our financial results. For more information on the impact of climate change, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on this assessment, we believe that, as of December 31, 2019, our internal control over financial reporting is effective.

Item 9B.  Other Information
On February 26, 2020, our Board of Directors pursuant to a recommendation of the Nominating and Governance Committee of our Board of Directors, increased its size from five to seven members, with each new Director to be in Class III of our Board of Directors with a term expiring at our 2022 annual meeting of stockholders, and in order to fill the vacancies created by such increase, elected Jennifer B. Clark and Michael E. Wagner, M.D., a Managing Director and an Independent Director, respectively, each in Class III of our Board of Directors. Dr. Wagner was also elected as a member of the Audit Committee, Compensation Committee, the Nominating and Governance Committee and Quality of Care Committee of our Board of Directors.

Also, on February 26, 2020, our Board, pursuant to a recommendation of the Nominating and Governance Committee of our Board of Directors, changed the designation of its Director, Gerard M. Martin, from a Managing Director to an Independent Director, in part because Mr. Martin is not an employee or officer of the Company or RMR LLC or involved in the day to day activities of the Company. Mr. Martin continues to be a Director in Class II of our Board of Directors with a term expiring at our 2021 annual meeting of stockholders. Mr. Martin was also elected as a member of the Audit Committee and the Nominating and Governance Committee, and will continue to serve on the Quality of Care Committee, of our Board of Directors.

Ms. Clark, age 58, has been executive vice president, general counsel and secretary of RMR Inc. since shortly after its formation in 2015, and a managing director of RMR Inc. since 2018. Ms. Clark joined RMR LLC in 1999 as a vice president; she became a senior vice president in 2006, an executive vice president and general counsel in 2008 and secretary in 2015. Ms. Clark has also served as a managing trustee of DHC since 2018. Ms. Clark also serves as a director and secretary of Sonesta International Hotels Corporation, a director, executive vice president, general counsel and secretary of Tremont Realty Advisors LLC, and a managing trustee, secretary and chief legal officer of RMR Real Estate Income Fund. Ms. Clark serves as the secretary of each of the companies to which RMR LLC or its subsidiaries provide management services, including the Company and DHC. Ms. Clark has also served as secretary of RMR Office Property Fund LP since 2018 and as a director of RMR Advisors LLC since 2016, as its president and chief executive officer since 2019, and prior to that as its executive vice president and general counsel from October 2017 through December 2018 and as its secretary since 2004, and as vice president and chief legal officer from 2007 through September 2017. Prior to joining RMR LLC, Ms. Clark was a partner at the law firm of Sullivan & Worcester LLP.

Dr. Wagner, age 60, has been chief physician executive since 2018 of Wellforce, a Massachusetts health care system, and served as interim president and chief executive officer during 2019. He is also an associate professor of clinical medicine at Tufts University School of Medicine. Prior to joining Wellforce, Dr. Wagner held a number of positions with one of its founding members, Tufts Medical Center, or Tufts, including president and chief executive officer from 2013 to 2018, president and chief executive officer of Tufts Medical Center Physicians Organization from 2012 to 2014, chief medical officer from 2011 to 2013, and chief, internal medicine and adult primary care from 2008 to 2012. While at Tufts, Dr. Wagner also served on its board of trustees and was a member of many of its committees, including the compensation, governance and nominating, finance, audit, investment and real estate and quality of care committees at various time from 2011 to 2018. Prior to joining Tufts, Dr. Wagner held various positions in health care organizations and hospitals.

There is no arrangement or understanding between Ms. Clark or Dr. Wagner and any other person pursuant to which Ms. Clark or Dr. Wagner, respectively, was selected as a Director. There are no transactions, relationships or agreements between Dr. Wagner and us that would require disclosure pursuant to Item 404(a) of Regulation S-K promulgated under the Exchange Act. As noted above, Ms. Clark has relationships with DHC and RMR LLC. Please see Notes 9, 13 and 14 to our consolidated financial statements included in this Annual Report for further information regarding our relationships with DHC and RMR LLC.

Our Board of Directors concluded that each of Dr. Wagner and Mr. Martin is qualified to serve as an Independent Director in accordance with the requirements of The Nasdaq Stock Market LLC, the Securities and Exchange Commission and our bylaws, and Ms. Clark is qualified to serve as a Managing Director in accordance with the requirements of our bylaws. For their service as Directors, Mr. Martin and Dr. Wagner will be entitled to the compensation we generally provide to our Independent Directors, with the annual cash fees prorated, and Ms. Clark will be entitled to the compensation we generally provide to our Managing Directors, which is limited to awards of our common shares. A summary of our currently effective Director compensation is filed as Exhibit 10.6 to this Annual Report on Form 10-K and is incorporated herein by reference. Consistent with those compensation arrangements, on February 26, 2020, we awarded to each of Dr. Wagner and Ms. Clark 2,000 of our common shares in connection with their election, all of which vested on the award date.

In connection with Dr. Wagner’s election, we entered into an indemnification agreement with Dr. Wagner, effective as of February 26, 2020, on substantially the same terms as the agreements previously entered into between us and each of our other Directors. We previously entered into indemnification agreements with Ms. Clark and Mr. Martin will continue to apply. The form of indemnification agreement entered into between us and our Directors is filed as Exhibit 10.5 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

We have a Code of Conduct that applies to our officers and Directors and RMR Inc. and RMR LLC, their senior level officers and certain other officers and employees of RMR LLC. Our Code of Conduct is posted on our website, www.fivestarseniorliving.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, Five Star Senior Living Inc., Two Newton Place, 255 Washington Street, Newton, MA 02458. We intend to disclose any amendments or waivers to our Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

We may award common shares to our officers and employees and to employees of RMR LLC under our 2014 Equity Compensation Plan, or the 2014 Plan. In addition, each of our Directors receives common shares as part of his or her annual compensation for serving as a Director and such shares are awarded under the 2014 Plan. The terms of awards made under the 2014 Plan are determined by the Compensation Committee of our Board of Directors at the time of the awards. The following table is as of December 31, 2019:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted‑Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders—2014 Plan	None	None	176,460	(1)
Equity compensation plans not approved by securityholders	None	None	None
Total	None	None	176,460	(1)
_______________________________________
(1) Consists of common shares available for issuance pursuant to the terms of the 2014 Plan. Share awards that are forfeited will be added to the common shares available for issuance under the 2014 Plan.

Payments by us to RMR LLC employees are described in Notes 10 and 14 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement.

PART IV
Item 15.  Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements

Page
Consolidated Financial Statements of Five Star Senior Living Inc.
Report of Independent Registered Public Accounting Firm	F‑1
Consolidated Balance Sheets at December 31, 2019 and 2018	F‑2
Consolidated Statements of Operations for the years ended December 31, 2019 and 2018	F‑3
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2019 and 2018	F‑4
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019 and 2018	F‑5
Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018	F‑6
Notes to Consolidated Financial Statements	F‑7

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)	Exhibits

Exhibit Number	Description

3.1
Composite Copy of Articles of Amendment and Restatement, dated December 5, 2001, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)

3.2	Amended and Restated Bylaws of the Company, adopted March 3, 2017. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.)
4.1	Form of Common Stock Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)
4.2
Consent, Standstill, Registration Rights and Lock-Up Agreement, dated October 2, 2016, among the Company, ABP Trust, ABP Acquisition LLC, Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 2016.)

4.3	Description of Securities. (Filed herewith.)
10.1	Five Star Senior Living Inc. (f/k/a Five Star Quality Care, Inc.) 2014 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 30, 2014.)
10.2	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2013.)
10.3	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)
10.4	Five Star Senior Living Inc. Nonqualified Deferred Compensation Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 17, 2018.)
10.5	Form of Indemnification Agreement.(+) (Filed herewith.)
10.6	Summary of Director Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 11, 2019.)
10.7
Second Amended and Restated Credit Agreement, dated as of June 12, 2019, among the Company, the Guarantors party thereto, Citibank, N.A. and the other parties thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 11, 2019.)

10.8
Transaction Agreement, dated December 7, 2001, among Diversified Healthcare Trust (f/k/a Senior Housing Properties Trust), certain subsidiaries of Diversified Healthcare Trust, the Company, certain subsidiaries of the Company, FSQ, Inc., Service Properties Trust (f/k/a Hospitality Properties Trust), Equity Commonwealth (f/k/a HRPT Properties Trust) and The RMR Group LLC (f/k/a Reit Management & Research LLC). (Incorporated by reference to Diversified Healthcare Trust’s Current Report on Form 8-K dated December 13, 2001.)

10.9	Transaction Agreement, dated as of April 1, 2019, between the Company and Diversified Healthcare Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 1, 2019.)
10.10	Omnibus Agreement, dated as of January 1, 2020, among the Company, FVE Managers, Inc. and certain subsidiaries of Diversified Healthcare Trust. (Filed herewith.)

10.11	Guaranty Agreement, dated as of January 1, 2020, by the Company for the benefit of certain subsidiaries of Diversified Healthcare Trust. (Filed herewith.)
10.12
Registration Rights Agreement, dated as of August 4, 2009, between the Company and Diversified Healthcare Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009.)

10.13
Amended and Restated Business Management and Shared Services Agreement, dated as of March 16, 2015, between the Company and The RMR Group LLC.(+) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.)

21.1	Subsidiaries of the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.)
23.1	Consent of RSM US LLP. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith. )
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
99.1	Representative form of Management Agreement, dated as of January 1, 2020. (Filed herewith.)
99.2	Lease Agreement, dated as of May 12, 2011, between 400 Centre Street LLC and the Company. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated May 13, 2011.)
99.3
First Amendment to Lease, dated as of December 23, 2014, between 400 Centre Street LLC and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.)

99.4
Amended and Restated Reimbursement Agreement, dated May 1, 2012, among The RMR Group LLC, TravelCenters of America LLC and the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2012.)

99.5
Management Agreement, dated as of August 31, 2012, between FVE Managers, Inc., as Manager, and D&R Yonkers LLC, as Licensee. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012.)

99.6
First Amendment to Management Agreement, dated as of August 31, 2012, between FVE Managers, Inc., as Manager, and D&R Yonkers LLC, as Licensee. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.)

99.7
Amended and Restated Shareholders Agreement, dated May 21, 2012, among Affiliates Insurance Company, the Company, Service Properties Trust, Diversified Healthcare Trust, TravelCenters of America Inc. (f/k/a TravelCenters of America LLC), ABP Trust (as successor to The RMR Group LLC), Office Properties Income Trust (f/k/a Government Properties Income Trust) and Industrial Logistics Properties Trust (as successor to Select Income REIT). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.)

99.8
FedEx Pricing Agreement, dated June 17, 2015, among the Company, TA Operating LLC, Sonesta International Hotels Corporation and The RMR Group LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________
(+)  Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Five Star Senior Living Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Five Star Senior Living Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts
March 2, 2020

 FIVE STAR SENIOR LIVING INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$31,740	$29,512
Accounts receivable, net of allowance of $4,664 and $3,422 at December 31, 2019 and 2018, respectively	34,190	37,758
Due from related persons	5,533	7,855
Prepaid expenses	3,809	8,567
Investments in available for sale securities, of which $12,622 and $11,285 are restricted as of December 31, 2019 and 2018, respectively	21,070	20,179
Restricted cash	23,995	20,823
Other current assets	13,477	13,359
Assets held for sale	9,554	—
Total current assets	143,368	138,053

Property and equipment, net	167,247	243,873
Equity investment of an investee	298	8,633
Restricted cash	1,244	923
Restricted investments in available for sale securities	7,105	8,073
Right of use assets	20,855	—
Other long-term assets	5,676	6,069
Total assets	$345,793	$405,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit facilities	$—	$51,484
Accounts payable and accrued expenses	82,447	69,667
Current portion of lease liabilities	2,872	—
Accrued compensation and benefits	35,629	35,421
Due to related persons	2,247	18,883
Mortgage notes payable	362	339
Accrued real estate taxes	1,676	12,959
Security deposits and current portion of continuing care contracts	434	3,468
Other current liabilities	26,089	37,472
Liabilities held for sale	12,544	—
Total current liabilities	164,300	229,693

Long-term liabilities:
Mortgage notes payable	7,171	7,533
Long-term portion of lease liabilities	19,671	—
Accrued self-insurance obligations	33,872	33,030
Deferred gain on sale and leaseback transaction	—	59,478
Other long-term liabilities	798	4,721
Total long-term liabilities	61,512	104,762

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01: 75,000,000 shares authorized, 5,154,892 and 5,085,345 shares issued and outstanding at December 31, 2019 and 2018, respectively	52	51
Additional paid in capital	362,450	362,012
Accumulated deficit	(245,184)	(292,636)
Accumulated other comprehensive income	2,663	1,742
Total shareholders’ equity	119,981	71,169
Total liabilities and shareholders’ equity	$345,793	$405,624

The accompanying notes are an integral part of these consolidated financial statements.

FIVE STAR SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	For the year ended December 31,
	2019	2018
REVENUES
Senior living	$1,085,183	$1,094,404
Management fee	16,169	15,145
Reimbursed costs incurred on behalf of managed communities	313,792	280,845
Total revenues	1,415,144	1,390,394

OPERATING EXPENSES
Senior living wages and benefits	573,593	563,263
Other senior living operating expenses	297,885	301,239
Costs incurred on behalf of managed communities	313,792	280,845
Rent expense	141,486	209,150
General and administrative expenses	87,884	78,189
Depreciation and amortization expense	16,640	35,939
Loss (gain) on sale of senior living communities	856	(7,131)
Long-lived asset impairment	3,282	461
Total operating expenses	1,435,418	1,461,955

Operating loss	(20,274)	(71,561)

Interest, dividend and other income	1,364	818
Interest and other expense	(2,615)	(3,018)
Unrealized gain (loss) on equity investments	782	(690)
Realized gain on sale of debt and equity investments, net of tax	229	99

Loss before income taxes and equity in earnings of an investee	(20,514)	(74,352)
Provision for income taxes	(56)	(247)
Equity in earnings of an investee, net of tax	575	516
Net loss	$(19,995)	$(74,083)

Weighted average shares outstanding (basic and diluted)	5,006	4,969

Net loss per share (basic and diluted)	$(3.99)	$(14.91)

The accompanying notes are an integral part of these consolidated financial statements.

FIVE STAR SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(dollars in thousands)

	For the year ended December 31,
	2019	2018
Net loss	$(19,995)	$(74,083)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax of $294 and $0, respectively	831	(385)
Equity in unrealized gain (loss) of an investee, net of tax	90	(68)
Realized gain on investments reclassified and included in net loss, net of tax of $0 and $0, respectively	—	106
Other comprehensive income (loss)	921	(347)
Comprehensive loss	$(19,074)	$(74,430)

The accompanying notes are an integral part of these consolidated financial statements.

FIVE STAR SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Number of Shares	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2017	5,052,442	$51	$361,396	$(220,489)	$4,036	$144,994
Comprehensive loss:
Cumulative effect of reclassification of unrealized gain on equity investments in connection with the adoption of FASB ASU No. 2016-01	—	—	—	1,947	(1,947)	—
Net loss	—	—	—	(74,083)	—	(74,083)
Unrealized loss on investments, net of tax	—	—	—	—	(385)	(385)
Realized gain on investments reclassified and included in net loss, net of tax	—	—	—	—	106	106
Equity in unrealized loss of an investee, net of tax	—	—	—	—	(68)	(68)
Total comprehensive loss	—	—	—	(72,136)	(2,294)	(74,430)
Grants under share award plan and share based compensation	47,100	—	616	—	—	616
Repurchases under share award plan	(14,197)	—	—	(11)	—	(11)
Balance at December 31, 2018	5,085,345	51	362,012	(292,636)	1,742	71,169
Comprehensive income (loss):
Net loss	—	—	—	(19,995)	—	(19,995)
Unrealized gain on investments, net of tax	—	—	—	—	831	831
Equity in unrealized gain of an investee, net of tax	—	—	—	—	90	90
Total comprehensive income (loss)	—	—	—	(19,995)	921	(19,074)
Cumulative effect adjustment to beginning retained earnings in connection with the adoption of FASB ASU No. 2016-02	—	—	—	67,473	—	67,473
Grants under share award plan and share based compensation	85,800	1	438	—	—	439
Repurchases under share award plan	(16,253)	—	—	(26)	—	(26)
Balance at December 31, 2019	5,154,892	$52	$362,450	$(245,184)	$2,663	$119,981
The accompanying notes are an integral part of these consolidated financial statements.

FIVE STAR SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the year ended December 31,
	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(19,995)	$(74,083)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	16,640	35,939
Loss (gain) on sale of senior living communities	856	(7,131)
Unrealized (gain) loss on equity securities	(782)	690
Realized gain on sale of debt and equity securities	(229)	(99)
Loss on disposal of property and equipment	86	16
Long-lived asset impairment	3,282	461
Equity in earnings of an investee, net of tax	(575)	(516)
Stock based compensation	439	616
Provision for losses on receivables	4,891	4,904
Amortization of non-cash rent adjustments	(13,840)	(6,609)
Other non-cash expense (income) adjustments, net	346	1,192
Changes in assets and liabilities:
Accounts receivable	(1,323)	(3,989)
Prepaid expenses and other assets	914	1,535
Accounts payable and accrued expenses	12,850	(4,211)
Accrued compensation and benefits	208	(2,472)
Due (to) from related persons, net	(1,619)	(1,683)
Other current and long-term liabilities	(6,258)	1,217
Net cash used in operating activities	(4,109)	(54,223)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(57,494)	(48,980)
Purchases of investments	(2,991)	(5,297)
Proceeds from sale of property and equipment	110,027	17,956
Distributions in excess from Affiliates Insurance Company	9,000	—
(Settlement of liabilities) proceeds from sale of communities	(754)	31,819
Proceeds from sale of investments	5,193	9,438
Net cash provided by investing activities	62,981	4,936

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit facilities	5,000	76,484
Repayments of borrowings on revolving credit facilities	(56,484)	(25,000)
Repayments of mortgage notes payable	(365)	(509)
Payment of deferred financing fees	(1,271)	—
Payment of employee tax obligations on withheld shares	(26)	(11)
Net cash (used in) provided by financing activities	(53,146)	50,964

Change in cash, cash equivalents and restricted cash	5,726	1,677
Restricted cash transferred to held for sale assets	(5)	—
Cash, cash equivalents and restricted cash at beginning of period	51,258	49,581
Cash, cash equivalents and restricted cash at end of period	$56,979	$51,258
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$31,740	$29,512
Restricted cash	25,239	21,746
Cash and cash equivalents and restricted cash at end of period	$56,979	$51,258

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,819	$1,577
Income taxes (received) paid, net	$(1,947)	$311

NON-CASH ACTIVITIES:
Initial recognition of right of use asset	$1,478,958	$—
Initial recognition of lease liability	$1,478,958	$—
Real estate sales	$—	$33,364
Mortgage notes assumed by purchaser in real estate sales	$—	$33,364

The accompanying notes are an integral part of these consolidated financial statements.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1. Organization and Description of Business
General. Five Star Senior Living Inc., collectively with its consolidated subsidiaries, we, us or our, is a corporation formed in 2001 under the laws of the State of Maryland. As of December 31, 2019, we operated 268 senior living communities located in 32 states with 31,285 living units, including 257 primarily independent and assisted living communities with 30,021 living units and 11 skilled nursing facilities, or SNFs, with 1,264 living units. As of December 31, 2019, we owned and operated 20 of these senior living communities (2,108 living units), we leased and operated 170 of these senior living communities (18,840 living units) and we managed 78 of these senior living communities (10,337 living units). Our 268 senior living communities, as of December 31, 2019, included 11,364 independent living apartments, 16,470 assisted living suites and 3,451 SNF units. The foregoing numbers exclude living units categorized as out of service.

Restructuring of Business Arrangements with DHC. On April 1, 2019, we entered into a transaction agreement, or the Transaction Agreement, with Diversified Healthcare Trust (formerly known as Senior Housing Properties Trust), or DHC, to restructure our business arrangements with DHC, pursuant to which, effective as of January 1, 2020, or the Conversion Time:

•
our five then existing master leases with DHC for all of DHC’s senior living communities that we then leased, as well as our then existing management and pooling agreements with DHC for DHC’s senior living communities that were then managed by us, were terminated and replaced, or the Conversion, with new management agreements for all of these senior living communities and a related omnibus agreement, or collectively, the New Management Agreements;

•	we issued 10,268,158 of our common shares to DHC and an aggregate of 16,118,849 of our common shares to DHC’s shareholders of record as of December 13, 2019, or, together, the Share Issuances; and

•
as consideration for the Share Issuances, DHC provided to us $75,000 of additional consideration by assuming certain of our working capital liabilities. Such consideration, the Conversion and the Share Issuances are collectively referred to as the Restructuring Transactions.

In connection with the Transaction Agreement, we entered into a credit agreement with DHC pursuant to which DHC extended to us a $25,000 line of credit, or the DHC credit facility, which was secured by six senior living communities we own. The DHC credit facility matured and was terminated in connection with the completion of the Restructuring Transactions. There were no amounts outstanding under the DHC credit facility at the time of such termination and we did not make any borrowings under the DHC credit facility during its term.

Reverse Stock Split. On September 30, 2019, we completed a one-for-ten reverse stock split of our outstanding common shares, or the Reverse Stock Split, pursuant to which every ten of our common shares issued and outstanding as of the effective time of the Reverse Stock Split were converted into one share of our common stock, par value $.10 per share, subject to the receipt of cash in lieu of fractional shares. Following the effective time of the Reverse Stock Split on September 30, 2019, we changed the par value of our common stock from $.10 per share back to $.01 per share. The Reverse Stock Split affected all record holders of our common shares uniformly and did not affect any record shareholder’s percentage ownership interest in us. The Reverse Stock Split reduced the number of our then issued and outstanding common shares from 50,823,340 to 5,082,334.

All impacted amounts and share information included in the consolidated financial statements and notes hereto have been retroactively adjusted for the Reverse Stock Split, effective September 30, 2019, as if the Reverse Stock Split occurred on the first date of the first period presented. Certain adjusted amounts in the notes to these consolidated financial statements may not agree with the previously reported amounts due to the receipt of cash in lieu of fractional shares.

2. Summary of Significant Accounting Policies
Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Five Star Senior Living Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates. Preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. Some significant estimates are included in our revenue recognition, including contractual allowances, the allowance for doubtful accounts, self-insurance reserves, long-lived assets, and estimates concerning our provisions for income taxes.

Our actual results could differ from our estimates. We periodically review estimates and assumptions and we reflect the effects of changes, if any, in the consolidated financial statements in the period that they are determined.

Fair Value of Financial Instruments. Our financial instruments are limited to cash and cash equivalents, accounts receivable, debt and equity investments, accounts payable and mortgage notes payable. Except for our mortgage debt, the fair value of these financial instruments was not materially different from their carrying values at December 31, 2019 and 2018. We estimate the fair values of our mortgage debt using market quotes when available, discounted cash flow analyses and current prevailing interest rates.

Segment Information. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in determining the allocation of resources and in assessing performance. Our chief operating decision maker is our President and Chief Executive Officer. As of December 31, 2019, we have two operating segments: senior living and rehabilitation and wellness. In the senior living segment, we operate for our own account or manage for the account of others independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to older adults. In the rehabilitation and wellness operating segment, we provide therapy services, including physical, occupational, speech and other specialized therapy services, in the inpatient setting and in outpatient clinics. We have determined that our two operating segments meet the aggregation criteria as prescribed under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, and we have therefore determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary which participates in our workers’ compensation, professional and general liability and certain automobile insurance programs.

Earnings Per Share. We calculate basic earnings per common share, or EPS, by dividing net income (loss) by the weighted average number of common shares outstanding during the year. We calculate diluted EPS using the more dilutive of the two-class method or the treasury stock method.

Cash and Cash Equivalents and Restricted Cash. Cash and cash equivalents, consisting of short-term, highly liquid investments and money market funds with original maturities of three months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

Restricted cash as of December 31, 2019 and 2018, includes cash that we deposited as security for obligations arising from our self-insurance programs and other amounts for which we are required to establish escrows including real estate taxes and capital expenditures as required by our mortgages and certain resident security deposits.

	As of December 31,
	2019		2018
	Current	Long-Term	Current	Long-Term
Insurance reserves and other restricted amounts	$679	$1,244	$691	$923
Real estate taxes and capital expenditures as required by our mortgages	526	—	483	—
Resident security deposits	32	—	612	—
Workers’ compensation letter of credit collateral	21,655	—	17,934	—
Health deposit-imprest cash	1,103	—	1,103	—
Total	$23,995	$1,244	$20,823	$923

Concentrations of Credit Risk. Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade receivables. We have cash investment policies that, among other things, limit investments to investment-grade securities. We hold our cash and cash equivalents and investments with high-quality financial institutions and we monitor the credit ratings of those institutions.

We perform ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the diversity, both by geography and by industry, of the customer base. As of December 31, 2019, payments due from Medicare and Medicaid represented 26.5% and 25.0%, respectively, of our consolidated accounts receivable balance. As of December 31, 2018, payments due from Medicare and Medicaid represented 23.4% and 33.8%, respectively, of our consolidated accounts receivable.

We derive primarily all of our management fee revenue from DHC. As of December 31, 2019 and 2018, we had $3,363 due from DHC and $10,900 due to DHC, respectively, which are included in due from related persons and due to related persons, respectively, on our consolidated balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts. We record accounts receivable at their estimated net realizable value. Included in accounts receivable as of December 31, 2019 and 2018, are amounts due from the Medicare program of $9,056 and $8,821, respectively, and amounts due from various state Medicaid programs of $8,532 and $12,757, respectively.

We estimate allowances for uncollectible amounts and contractual allowances based upon factors which include, but are not limited to, historical payment trends, write-off experience, analyses of accounts receivable portfolios by payor source and the age of the receivable as well as a review of specific accounts, the terms of the agreements, the residents’ or third party payers’ stated intent to pay, the payers’ financial capacity to pay and other factors which may include likelihood and cost of litigation.

Billings for services under third party payer programs are recorded net of estimated retroactive adjustments, if any. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. Contractual or cost related adjustments from Medicare or Medicaid are accrued when assessed (without regard to when the assessment is paid or withheld). Subsequent adjustments to these accrued amounts are recorded in net revenues when known.

The allowance for doubtful accounts reflects estimates that we periodically review and revise based on new information, to which revisions may be material. Our allowance for doubtful accounts consists of the following:

Allowance for Doubtful Accounts	Balance at Beginning of Period	Provision for Doubtful Accounts	Recoveries	Write-offs	Balance at End of Period
December 31, 2018	$3,572	$4,904	$1,461	$(6,515)	$3,422
December 31, 2019	$3,422	$4,891	$1,459	$(5,108)	$4,664

Equity and Debt Investments. On January 1, 2018, we adopted FASB Accounting Standards Update, or ASU, No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. Prior to our adoption of this ASU, we recorded changes in the fair value of our equity investments through other comprehensive income. Pursuant to this ASU, these changes will now be recorded through earnings. We adopted this ASU using the cumulative effect adjustment method and recorded an adjustment of $1,947 on January 1, 2018, to accumulated other comprehensive income and accumulated deficit in our consolidated balance sheets.

Equity investments are carried at fair value with changes in fair value recorded in earnings. At December 31, 2019, these equity investments had a fair value of $6,409 and a net unrealized holding gain of $1,201. At December 31, 2018, these equity investments had a fair value of $5,466 and a net unrealized holding gain of $419.

Debt investments are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity and “other than temporary impairment” losses recorded through earnings. Realized gains and losses on debt investments are recognized based on specific identification. Restricted debt investments are kept as security for obligations arising from our self-insurance programs. At December 31, 2019, these debt investments had a fair value of $21,766 and a net unrealized holding gain of $2,104. At December 31, 2018, these debt investments had a fair value of $22,785 and a net unrealized holding gain of $979.

In 2019 and 2018, our debt and equity investments generated interest and dividend income of $1,364 and $818, respectively, which is included in interest, dividend and other income in our consolidated statements of operations.

The following table summarizes the fair value and gross unrealized losses related to our debt investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the years ended:

	Debt Investments
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2019	$292	$10	$—	$—	$292	$10
December 31, 2018	$1,688	$31	$12,234	$265	$13,922	$296

We routinely evaluate our debt investments to determine if they have been impaired. If the fair value of a debt investment is less than its book or carrying value and we expect that situation to continue for a more than temporary period, we will record an “other than temporary impairment” loss in our consolidated statements of operations. We evaluate the fair value of our debt investments by reviewing each investment’s current market price, the ratings of the investment, the financial condition of the issuer and our intent and ability to retain the investment during temporary market price fluctuations or until maturity. In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the investment is below the investment’s cost basis for an extended period. However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the investment is historically volatile. Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not meet the criteria described above, such as if we plan to sell the investment in the near term and the fair value is below our cost basis. When we believe that a change in fair value of a debt investment is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses. When we determine that impairment in the fair value of a debt investment is an “other than temporary impairment”, we record a charge to earnings. We did not record such an impairment charge for the years ended December 31, 2019 and 2018.

Deferred Financing Costs. We capitalize issuance costs related to our secured revolving credit facility, or our credit facility, and amortize the deferred costs over the term of the agreement governing our credit facility, or our credit agreement. Our unamortized balance of deferred finance costs was $980 and $187 at December 31, 2019 and 2018, respectively, of which $692 and $187 was included in other current assets on our consolidated balance sheets as of December 31, 2019 and 2018, respectively, and $288 and $0 was included in other long-term assets on our consolidated balance sheets as of December 31, 2019 and 2018, respectively. In connection with an amendment to the agreement governing our prior credit facility, in December 2018, we wrote off $554 in deferred financing fees in the fourth quarter of 2018 and recorded such amount to interest and other expense in our consolidated statements of operations. No such write-offs occurred during the year ended December 31, 2019. In June 2019, we entered into a new credit agreement to replace our prior credit facility with our $65,000 secured revolving credit facility. See Note 8 for more information on our credit facility. At December 31, 2019, the weighted average amortization period remaining, related to our finance costs, is less than two years.

Assets and Liabilities Held for Sale. We designate communities as held for sale when it is probable that the communities will be sold within one year. We record these assets on the consolidated balance sheets at the lesser of the carrying value and fair value less estimated selling costs. If the carrying value is greater than the fair value less the estimated selling costs, we record an impairment charge. We evaluate the fair value of the assets held for sale each period to determine if it has changed. At December 31, 2019, we designated all communities under our then master leases with DHC as held for sale, because, pursuant to the Transaction Agreement, effective January 1, 2020, those leases were terminated and we and DHC entered into the New Management Agreements.

Property and Equipment. Property and equipment are recorded at cost and depreciated using the straight-line basis over their estimated useful lives, which are typically as follows:

Asset Class	Estimated Useful Life (in years)
Buildings	40
Building improvements	3 - 15
Equipment	7
Computer equipment and software	5
Furniture and fixtures	7

We regularly evaluate whether events or changes in circumstances have occurred that could indicate impairment in the value of our long-lived assets. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value, with any amount in excess of fair value recognized as an expense in the current period. We determine estimated fair value through an evaluation of recent financial performance, recent transactions for similar assets, market conditions and projected cash flows using standard industry valuation techniques. Undiscounted cash flow projections and estimates of fair value amounts are based on a number of assumptions such as revenue and expense growth rates, estimated holding periods and estimated capitalization rates (Level 3).

Equity Method Investments. As of December 31, 2019, and until its dissolution on February 13, 2020, we and six other shareholders each owned approximately 14.3% of the outstanding equity of Affiliates Insurance Company, or AIC. Although we owned less than 20% of AIC, we used the equity method to account for this investment because we believed that we had significant influence over AIC, as all of our then Directors were also directors of AIC. Under the equity method, we recorded our percentage share of net earnings from AIC in our consolidated statements of operations. If we determined there was an “other than temporary impairment” in the fair value of this investment, we would have recorded a charge to earnings. In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally. As of December 31, 2019, we had invested $6,034 in AIC. As discussed further in Note 14, AIC was dissolved on February 13, 2020, and in connection with this dissolution, we and each other AIC shareholder received an initial liquidating distribution of $9,000 in December 2019.

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

Self-Insurance. We partially self-insure up to certain limits for workers’ compensation, professional and general liability, automobile and property coverage. Claims that exceed these limits are insured up to contractual limits, over which we are self-insured. We fully self-insure all health-related claims for our covered employees. We have established an offshore captive insurance company subsidiary that participates in our workers’ compensation, professional and general liability and automobile insurance programs. Determining reserves for the casualty, liability, workers’ compensation and healthcare losses and costs that we have incurred as of the end of a reporting period involves significant judgments based upon our experience and our expectations of future events, including projected settlements for pending claims, known incidents that we expect may result in claims, estimates of incurred but not yet reported claims, expected changes in premiums for insurance provided by insurers whose policies provide for retroactive adjustments, estimated litigation costs and other factors. Since these reserves are based on estimates, the actual expenses we incur may differ from the amount reserved. We regularly adjust these estimates to reflect changes in the foregoing factors, our actual claims experience, recommendations from our professional consultants, changes in market conditions and other factors; it is possible that such adjustments may be material. Our total self-insurance reserves were $65,908 and $67,534 as of the year ended December 31, 2019 and 2018, respectively, and are included in accrued compensation and benefits, other current liabilities and accrued self-insurance obligations in our consolidated balance sheets.

Lease Accounting. On January 1, 2019, we adopted FASB ASC Topic 842, Leases, or ASC Topic 842, utilizing the modified retrospective transition method with no adjustments to comparative periods presented. Additionally, we elected the practical expedients within FASB ASU No. 2016-02, Leases (Topic 842), or ASU No. 2016-02 that allow an entity to not reassess as of January 1, 2019, its prior conclusions on whether an existing contract contains a lease, lease classification for existing leases, and whether costs incurred for existing leases qualify as initial direct costs.

In accordance with ASC Topic 842, at the inception of a contract, we, as lessee, evaluate and determine whether such a contract is or contains a lease based on whether such contract conveys the right to control the use of the identified asset. We apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. We have elected to apply the portfolio approach where possible in assessing our leases and performed an assessment of all our leases. In addition, we have elected the practical expedient, by class of underlying asset, not to separate non-lease components from the associated lease component if certain conditions are met. As lessee, we lease senior living communities and our headquarters, and enter into contracts for the use and maintenance of various pieces of equipment that contain a lease. We have determined that none of these leases have met any of the criteria to be classified as a finance lease and, therefore, we have accounted for all of these leases as operating leases.

We have determined that our leases for the use and maintenance of equipment are short-term leases. In accordance with ASC Topic 842, we have made an accounting policy election for our leases, which are determined to be short-term leases, whereby we recognize the lease payments on a straight-line basis over the lease term and variable lease payments in the period in which the obligations for those payments are incurred. Expenses related to these leases are recognized in the statement of operations in other senior living operating expenses and are not material to our consolidated financial statements.

We have determined that our leases for senior living communities and our headquarters are long-term leases. In accordance with ASC Topic 842, a lessee is required to record a right of use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Accordingly, we have recorded a right of use asset and lease liability for all of our leased communities and our headquarters. We determined that the discount rate implicit in the leases was not readily available, and therefore, in accordance with ASC Topic 842, we determined our incremental borrowing rate, or IBR, to calculate the right of use assets and lease liabilities. For purposes of determining the lease term, we concluded that it is not reasonably certain that our lease extensions will be exercised and, therefore, we included payments required to be made under the committed lease term in calculating the right of use assets and lease liabilities. Expenses related to these leases are recognized in the statement of operations in rent expense, except for the expense related to our headquarters, which is recorded in general and administrative expenses. We recognized variable lease payments primarily relating to percentage rent paid under our leases with DHC and operating costs such as insurance and real estate taxes, in the statement of operations in the period in which the obligations for those payments are incurred.

We have not capitalized any initial direct costs related to our leases as these costs are not material to our consolidated financial statements.

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

Stock-Based Compensation. We have a stock-based compensation plan under which we grant equity-based awards. We measure the compensation cost of award recipients’ services received in exchange for an award of equity instruments based on the grant date fair value of the underlying award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The impact of forfeitures are recognized as they occur.

Income Taxes. Our income tax expense includes U.S. income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences to be included in our financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, while the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized.

Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent, we believe that we are more likely than not that all or a portion of deferred tax assets will not be realized, we establish a valuation allowance to reduce the deferred tax assets to the appropriate valuation. To the extent we establish a valuation allowance or increase or decrease this allowance in a given period, we include the related tax expense or tax benefit within the tax provision in the consolidated statement of operations in that period. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. In the future, if we determine that we would be able to realize our deferred tax assets in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance and record an income tax benefit within the tax provision in the consolidated statement of operations in that period.

We pay franchise taxes in certain states in which we have operations. We have included franchise taxes in general and administrative and other senior living operating expenses in our consolidated statements of operations.

Revenue Recognition. We recognize revenue from contracts with customers in accordance with ASC Topic 606 using the practical expedient in paragraph 606-10-10-4 that allows for the use of a portfolio approach, because we have determined that the effect of applying the guidance to our portfolios of contracts within the scope of ASC Topic 606 on our consolidated financial statements would not differ materially from applying the guidance to each individual contract within the respective portfolio or our performance obligations within such portfolio. The five-step model defined by ASC Topic 606 requires us to: (i) identify our contracts with customers, (ii) identify our performance obligations under those contracts, (iii) determine the transaction prices of those contracts, (iv) allocate the transaction prices to our performance obligations in those contracts and (v) recognize revenue when each performance obligation under those contracts is satisfied. Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.

A substantial portion of our revenue at our independent living and assisted living communities relates to contracts with residents for housing services that are generally short-term in nature and initially is subject to ASC Topic 842. As previously discussed, we have concluded that the non-lease components of these contracts are the predominant components of the contracts; therefore, we recognize revenue for these contracts under ASC Topic 606. Our contracts with residents and other customers that are within the scope of ASC Topic 606 are generally short-term in nature. We have determined that services performed under those contracts are considered one performance obligation in accordance with ASC Topic 606 as such services are regarded as a series of distinct events with the same timing and pattern of transfer to the resident or customer. Revenue is recognized for those contracts when our performance obligation is satisfied by transferring control of the service provided to the resident or customer, which is generally when the services are provided over time.

Senior Living Revenue. Resident fees at our independent living and assisted living communities consist of regular monthly charges for basic housing and support services and fees for additional requested services, such as assisted living services, personalized health services and ancillary services. Fees are specified in our agreements with residents, which are generally short-term (30 days to one year), with regular monthly charges billed in advance. Funds received from residents in advance of services being provided are not material to our consolidated financial statements. Some of our senior living communities require payment of an upfront entrance fee in advance of a resident moving into the community; substantially all of these community fees are non-refundable and are initially recorded as deferred revenue and included in other current liabilities in our consolidated balance sheets. These deferred amounts are then amortized on a straight line basis into revenue over the term of the resident's agreement. When the resident no longer resides within our community, the remaining deferred non-refundable fees are recognized in revenue. Revenue recorded and deferred in connection with community fees is not material to our consolidated financial statements. Revenue for basic housing and support services and additional requested services is recognized in accordance with ASC Topic 606 and measured based on the consideration specified in the resident agreement and is recorded when the services are provided.

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

Continuing Care Contracts. Residents at one of our senior living communities may enter continuing care contracts with us, which require the resident to pay an upfront entrance fee prior to moving into the community, which is partially refundable in certain circumstances up to 90% of the total entrance fee. Three other forms of continuing care contracts were in effect for existing residents but are not offered to new residents. The non-refundable portion of a resident’s entrance fee is recorded as deferred revenue and amortized over the estimated stay of the resident based on an actuarial valuation. When the resident no longer resides within our community, the remaining deferred non-refundable fees are recognized in revenue. The refundable portion of a resident’s entrance fee is generally refundable within a certain number of months or days following contract termination or upon the resale of the unit, or in some agreements, upon the resale of a comparable unit, or 12 months after the resident vacates the unit. The refundable portion of the entrance fee is not amortized and is included in security deposits and the current portion of continuing care contracts on the consolidated balance sheet. All refundable amounts due to residents at any time in the future are classified as current liabilities.

We pay refunds of these admission fees to the extent refundable under the contract when residents relocate from our communities. We report the refundable amount of these admission fees as current liabilities and the non‑refundable amount as deferred revenue, a portion of which is classified as a current liability. The balance of our refundable admission fees as of December 31, 2019 and 2018 were $552 and $755, respectively, and were included in liabilities held for sale and security deposits and current portion of continuing care contracts, respectively, on our consolidated balance sheets. The balance of non-refundable admission fees as of December 31, 2019 and 2018 were $0 and $1,119, respectively, of which $0 and $863, respectively, were included in other long-term liabilities on our consolidated balance sheets.

SNFs. In our SNFs and certain of our independent and assisted living communities where we provide SNF services, we are paid fixed daily rates from governmental and contracted third party payers, and we charge a predetermined fixed daily rate for private pay residents. These fixed daily rates and certain other fees are billed monthly in arrears. Although there are complex regulatory compliance rules governing fixed daily rates, we have no episodic payments or capitation arrangements. We currently use the “most likely amount” technique to estimate revenue in accordance with ASC Topic 606, although rates are generally known and considered fixed prior to services being performed, whether included in the resident agreement or contracted with governmental or third party payers. Rate adjustments from Medicare or Medicaid are recorded when known (without regard to when the assessment is paid or withheld), and subsequent adjustments to these amounts are recorded in revenues when known. Billings under certain of these programs are subject to audit and possible retroactive adjustments, and related revenue is recorded at the amount we ultimately expect to receive, which is inclusive of the estimated retroactive adjustments or refunds, if any, under reimbursement programs. Retroactive adjustments are recorded on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. Revenue is recognized when performance obligations are satisfied by transferring control of the service provided to the resident, which is generally when services are provided over the duration of care. We derived approximately 21.5% and 23.3% of our senior living revenues for the years ended December 31, 2019 and 2018, respectively, from payments under Medicare and Medicaid programs.

Management Fee Revenue and Reimbursed Costs Incurred on Behalf of Managed Communities. We manage senior living communities for the account of DHC pursuant to long-term management agreements which provide for periodic management fee payments to us and reimbursement for our direct costs and expenses related to such communities. Although there are various management and operational activities performed by us under the agreements, we have determined that all community operations management activities constitute a single performance obligation, which is satisfied over time as the services are rendered.
Management fees are determined by an agreed upon percentage of gross revenues (as defined) and recognized in accordance with ASC Topic 606 in the same period that we provide the management services to DHC, generally monthly.

We estimate the amount of incentive fee revenue expected to be earned, on an annual basis and revenue is recognized as services are provided. Our estimate of the transaction price for management services also includes the amount of reimbursement due from the owners of the communities for services provided and related costs incurred.

FASB ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. Where we are the primary obligor and therefore control the transfer of the goods and services with respect to any such operating expenses incurred in connection with the management of these communities, we recognize revenue when the goods have been delivered or the service has been rendered and we are due to be reimbursed from DHC. Such revenue is included in reimbursed costs incurred on behalf of managed communities in our consolidated statements of operations. The related costs are included in costs incurred on behalf of managed communities in our consolidated statements of operations. Amounts due from DHC related to management fees and reimbursed costs incurred on behalf of managed communities are included in due from related persons in our consolidated balance sheets.

The following table presents revenue disaggregated by type of contract and payer:

	Year Ended December 31,
	2019	2018
Leasing revenue (1)	$654,563	$649,493
Revenue from contracts with customers:
Medicare and Medicaid programs (1)	237,455	255,032
Additional requested services, and private pay and other third party payer SNF services (1)	193,165	189,879
Management fee revenue	16,169	15,145
Reimbursed costs incurred on behalf of managed communities	313,792	280,845
Total revenue from contracts with customers	760,581	740,901
Total revenues	$1,415,144	$1,390,394
(1) Included in senior living revenue in our consolidated statements of operations.

One-time Employee Termination Benefits. FASB ASC Topic 420, Exit or Disposal Cost Obligations, or ASC Topic 420, specifies the criteria for recognizing a one-time employee termination arrangement. In connection with their respective retirement, we and The RMR Group LLC, or RMR LLC, entered into retirement agreements with our former officers, Bruce J. Mackey Jr. and Richard A. Doyle. Additionally, we entered into a separation agreement with our former Senior Vice President, Senior Living Operations, R. Scott Herzig. Pursuant to these agreements, we made cash payments of $600 and $510 to Mr. Mackey and Mr. Herzig, respectively, in January 2019, and made cash payments of $260 to Mr. Doyle in each of June 2019 and January 2020. In addition, we made release payments to Mr. Mackey in cash, in an aggregate amount of $330, during the year ended December 31, 2019 and $110 in January 2020, and made transition payments to Mr. Mackey and Mr. Doyle in cash, in an aggregate amount of $96 and $56, respectively, during the year ended December 31, 2019. Our arrangements with Messrs. Mackey, Herzig and Doyle meet the criteria in ASC Topic 420, and, as a result, we recorded the full severance cost of $1,160 for Mr. Mackey and $510 for Mr. Herzig in the year ended December 31, 2018, and we recorded the full severance cost of $581 for Mr. Doyle in the year ended December 31, 2019, all of which amounts are included in general and administrative expenses in our consolidated statements of operations.

Reclassifications.  We have made reclassifications to the prior years’ financial statements to conform to the current year’s presentation. These reclassifications had no effect on net loss or shareholders’ equity.

Recently Adopted Accounting Pronouncements.

As previously discussed, on January 1, 2019, we adopted FASB ASU No. 2016-02 and FASB ASU No. 2018-11 under ASC Topic 842, Leases, or ASC Topic 842, utilizing the modified retrospective transition method with no adjustments to comparative periods presented. Accordingly, the information presented for 2018 has not been restated and remains as previously reported under ASC 840 and related interpretations. Additionally, we elected the practical expedients within ASU No. 2016-02 that allow an entity to not reassess as of January 1, 2019, its prior conclusions on whether an existing contract contains a lease, lease classification for existing leases, and whether costs incurred for existing leases qualify as initial direct costs. While the adoption of these ASUs did not affect the rent we pay, the rent expense amounts presented in our consolidated statements of operations were impacted primarily due to changes in how we accounted for our deferred gain on the sale and leaseback transaction we entered into with DHC in 2017. As such, on January 1, 2019, we recorded through retained earnings our total deferred gain of $67,473 on our consolidated balance sheets as of December 31, 2018, $55 of which was in accounts payable and accrued expenses, $6,724 of which was in other current liabilities, $1,216 of which was in other long-term liabilities and the remaining $59,478 was separately stated on our consolidated balance sheets.

On January 1, 2019, we adopted FASB ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), which shortens the amortization period for certain callable debt securities held at a premium. Specifically, this ASU requires the premium to be amortized to the earliest call date. This ASU does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

On January 1, 2019, we adopted FASB ASU No. 2018-07, Compensation-Stock Compensation (Topic 718), which expands the scope of ASU Topic 718 to include share based payment transactions for acquiring goods and services from non-employees. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires a financial asset or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This ASU eliminates the probable initial recognition threshold and instead requires reflection of an entity’s current estimate of all expected credit losses. In addition, this ASU amends the current available for sale security other-than-temporary impairment model for debt securities. The length of time that the fair value of an available for sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists and credit losses will now be limited to the difference between a security’s amortized cost basis and its fair value. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amends the transition and effective date for nonpublic entities and clarifies that receivables arising from operating leases are not in the scope of this ASU. These ASUs are effective for reporting periods beginning after December 15, 2022. We are assessing the potential impact that the adoption of these ASUs will have on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies certain disclosure requirements in Topic 820, such as the removal of the need to disclose the amount of and reason for transfers between Level 1 and Level 2 of the fair value hierarchy, and several changes related to Level 3 fair value measurements. This ASU is effective for reporting periods beginning after December 15, 2019. We expect this ASU will not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a cloud computing hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. This ASU is effective for reporting periods beginning after December 15, 2019. We expect this ASU will not have a material impact on our consolidated financial statements.

In December 2019, the FASB also issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies certain requirements under Topic 740, including eliminating the exception to intraperiod tax allocation when there is a loss from continuing operations and income from other sources, such as other comprehensive income or discontinued operations. This ASU is effective for reporting periods beginning after December 15, 2020. We expect this ASU will not have a material impact on our consolidated financial statements.

3. Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2019	2018
Land	$12,155	$16,383
Buildings and improvements	201,447	208,375
Furniture, fixtures and equipment	59,174	239,240
Property and equipment, at cost	272,776	463,998
Accumulated depreciation	(105,529)	(220,125)
Property and equipment, net	$167,247	$243,873

We recorded depreciation expense relating to our property and equipment of $16,640 and $35,859 for the years ended December 31, 2019 and 2018, respectively.

We review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value based on input from market participants, our experience selling similar assets, market conditions and internally developed cash flow models that our assets or asset groups are expected to generate, and we consider these estimates to be a Level 3 fair value measurement. As a result of our long-lived assets impairment review, we recorded $3,148 and $387 of impairment charges to certain of our long-lived assets for the years ended December 31, 2019 and 2018, respectively. The fair values of the impaired assets were $4,520 and $362 as of December 31, 2019 and 2018, respectively. We also recorded long-lived asset impairment charges of $134 for the year ended December 31, 2019, to reduce the carrying value of five senior living communities we and DHC sold to their estimated fair value less costs to sell. For the year ended December 31, 2018, we recorded long-lived asset impairment charges of $74 to reduce the carrying value of one senior living community we and DHC sold to its estimated fair value less costs to sell. See Notes 9 and 11 for further information regarding the sales of these communities.

As of December 31, 2019 and 2018, we had $4,813 and $0, respectively, of net property and equipment classified as held for sale and presented separately on our consolidated balance sheets. See Notes 9 and 11 for more information regarding our communities classified as held for sale.

As of December 31, 2018, we had $1,863 of assets related to our leased senior living communities included in our property and equipment that we subsequently sold during the year ended December 31, 2019 to DHC for increased rent pursuant to the terms of our leases with DHC. As of January 1, 2020, pursuant to the Transaction Agreement, DHC assumed $4,813 of net property and equipment related to our leased senior living communities that were classified as held for sale as of December 31, 2019. See Note 9 for more information regarding our leases and other arrangements with DHC.

4. Other Intangible Assets
The other intangible assets balance includes management agreements, trademarks, resident agreements, liquor licenses and other intangible assets that we primarily acquired in connection with our acquisitions of senior living communities. The changes in the carrying amount of our other intangible assets for the years ended December 31, 2019 and 2018 are as follows:

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite lived intangible assets	$191	$—	$191	$191	$—	$191
Definite lived intangible assets	3,767	(3,767)	—	3,767	(3,767)	—
	$3,958	$(3,767)	$191	$3,958	$(3,767)	$191

In connection with the Restructuring Transactions, the indefinite lived intangible assets have been reclassified to assets held for sale as of December 31, 2019 on our consolidated balance sheets.

We amortize definite lived intangible assets using the straight-line method over the useful lives of the assets which have identifiable useful lives commencing on the date of acquisition. Total amortization expense for definite lived intangible assets for the year ended December 31, 2018 was $80. There was no amortization expense for definite lived intangible assets for the year ended December 31, 2019.

5. Income Taxes
Significant components of our deferred tax assets and liabilities at December 31, 2019 and 2018, which are included in other long-term assets on our consolidated balance sheets, were as follows:

	As of December 31,
	2019	2018
Non-current deferred tax assets:
Allowance for doubtful accounts	$1,204	$894
Deferred gains on sale and leaseback transactions	357	18,789
Insurance reserves	2,500	2,558
Tax credits	19,394	19,636
Tax loss carryforwards	62,098	57,914
Interest expense	958	801
Depreciable assets	5,778	4,831
Goodwill	2,536	2,992
Right of use lease obligation	5,886	—
Other assets	528	1,050
Total non-current deferred tax assets before valuation allowance	101,239	109,465
Valuation allowance:	(87,665)	(101,300)
Total non-current deferred tax assets	13,574	8,165

Non-current deferred tax liabilities:
Lease expense	(4,914)	(5,434)
Employee stock grants	(7)	(35)
Right of use lease asset	(5,886)	—
Other liabilities	(1,818)	(1,374)
Total non-current deferred tax liabilities	(12,625)	(6,843)
Net deferred tax assets	$949	$1,322

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

As of December 31, 2019, our federal net operating loss carryforwards, which are scheduled to begin expiring in 2027 if unused, were approximately $184,850, and our federal tax credit carryforwards, which begin expiring in 2026 if unused, were approximately $18,723. At December 31, 2019, our federal tax returns filed for the 2016, 2017, and 2018 tax years are subject to examination and our net operating loss carryforwards and tax credit carryforwards are subject to adjustment by the Internal Revenue Service. While we have significant net operating losses, due to a “change of control” under IRC Sections 382, Limitation on Net Operating Loss Carryforwards and Certain Built-In Losses Following Ownership Change, and 383, Special Limitations on Certain Excess Credits, as a result of the Share Issuances on January 1, 2020, we expect a significant annual limitation on the amount of pre-2020 net operating losses that we will be able to utilize subsequent to 2019.

Management assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. An important piece of objective negative evidence evaluated was the significant losses we incurred over the three-year period ending December 31, 2019. That objective negative evidence is difficult to overcome and would require a substantial amount of objectively verifiable positive evidence beyond projections of future income to support the realization of our deferred tax assets. Accordingly, on the basis of that assessment, we have recorded a valuation allowance against the majority of our deferred tax assets and liabilities as of December 31, 2019 and 2018. In the future, if we believe that we will more likely than not realize the benefit of these deferred tax assets, we will adjust our valuation allowance and recognize an income tax benefit, which may affect our results of operations.

The changes in our valuation allowance for deferred tax assets were as follows:

	Balance at Beginning of Period	Amounts Charged to Expense	Amounts Charged Off, Net of Recoveries	Amounts Charged (Credited) to Equity	Balance at End of Period
Year Ended December 31, 2018	$80,154	$—	$21,074	$72	$101,300
Year Ended December 31, 2019	$101,300	$—	$(13,341)	$(294)	$87,665

For the year ended December 31, 2019, we recognized a provision for income taxes from operations of $56, attributable to state income taxes.

The provision for income taxes from operations is as follows:

	Years Ended December 31,
	2019	2018
Current tax provision (benefit):
Federal	$(561)	$(554)
State	244	151
Total current tax benefit	(317)	(403)
Deferred tax provision:
Federal	277	554
State	96	96
Total deferred tax provision	373	650
Total tax provision	$56	$247

The principal reasons for the difference between our effective tax rate on operations and the U.S. federal statutory income tax rate are as follows:

	Years Ended December 31,
	2019	2018
Taxes at statutory U.S. federal income tax rate	(21.0)%	(21.0)%
State and local income taxes, net of federal tax benefit	17.2%	(5.8)%
Tax credits	(0.9)%	—%
Change in valuation allowance	(67.4)%	26.8%
Deferred taxes	72.4%	—%
Other differences, net	—%	0.3%
Effective tax rate	0.3%	0.3%

We utilize a two-step process for the measurement of uncertain tax positions that have been taken or are expected to be taken on a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position.

As of December 31, 2019 and 2018, there were no uncertain tax positions.

We recognize interest and penalties related to income taxes in income tax expense, and such amounts were not material for the years ended December 31, 2019 and 2018.

6. Earnings Per Share
We calculated EPS for the years ended December 31, 2019 and 2018 using the weighted average number of common shares outstanding during the periods. When applicable, diluted EPS reflects the more dilutive earnings per common share amount calculated using the two-class method or the treasury stock method. The years ended December 31, 2019 and 2018 had 120,718 and 140,416, respectively, of potentially dilutive restricted unvested common shares that were not included in the calculation of diluted EPS because to do so would have been antidilutive.

7. Fair Values of Assets and Liabilities

Our assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures. We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels.

Level 1 - Inputs are based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

Level 2 - Inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments and quoted prices in inactive markets.

Level 3 - Inputs are generated from model-based techniques that use significant assumptions that are not observable in the market.

Recurring Fair Value Measures

The tables below present certain of our assets measured at fair value at December 31, 2019 and 2018, categorized by the level of inputs, as defined in the fair value hierarchy under U.S. generally accepted accounting principles, or GAAP, used in the valuation of each asset.

	As of December 31, 2019
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents(1)	$27,456	$27,456	$—	$—
Investments:
Equity investments(2)
Financial services industry	1,233	1,233	—	—
Healthcare	395	395	—	—
Technology	281	281	—	—
Other	4,500	4,500	—	—
Total equity investments	6,409	6,409	—	—
Debt investments(3)
International bond fund(4)	2,680	—	2,680	—
High yield fund(5)	2,977	—	2,977	—
Industrial bonds	1,180	—	1,180	—
Technology bonds	2,189	—	2,189	—
Government bonds	9,537	9,537	—	—
Energy bonds	625	—	625	—
Financial bonds	1,853	—	1,853	—
Other	725	—	725	—
Total debt investments	21,766	9,537	12,229	—
Total investments	28,175	15,946	12,229	—
Total	$55,631	$43,402	$12,229	$—

	As of December 31, 2018
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents(1)	$23,390	$23,390	$—	$—
Investments:
Equity investments(2)
Financial services industry	1,074	1,074	—	—
Healthcare	291	291	—	—
Technology	174	174	—	—
Other	3,927	3,927	—	—
Total equity investments	5,466	5,466	—	—
Debt investments(3)
International bond fund(4)	2,537	—	2,537	—
High yield fund(5)	2,669	—	2,669	—
Industrial bonds	1,692	—	1,692	—
Technology bonds	2,375	—	2,375	—
Government bonds	9,791	9,791	—	—
Energy bonds	595	—	595	—
Financial bonds	1,858	—	1,858	—
Other	1,268	—	1,268	—
Total debt investments	22,785	9,791	12,994	—
Total investments	28,251	15,257	12,994	—
Total	$51,641	$38,647	$12,994	$—

_______________________________________

(1)
Cash equivalents consist of short-term, highly liquid investments and money market funds held primarily for obligations arising from our self-insurance programs. Cash equivalents are reported in our consolidated balance sheets as cash, cash equivalents and current and long-term restricted cash. Cash equivalents include $23,014 and $19,529 of balances that are restricted at December 31, 2019 and 2018, respectively.

(2)
The fair value of our equity investments is readily determinable. During the years ended December 31, 2019 and 2018, we received gross proceeds of $1,963 and $2,407, respectively, in connection with the sales of equity investments and recorded gross realized gains totaling $289 and $280, respectively, and gross realized losses totaling $60 and $72, respectively.

(3)
As of December 31, 2019, our debt investments, which are classified as available for sale, had a fair value of $21,766 with an amortized cost of $19,662; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $2,114, net of unrealized losses of $10. As of December 31, 2018, our debt investments had a fair value of $22,785 with an amortized cost of $21,806; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $1,276, net of unrealized losses of $296. Debt investments include $12,477 and $13,943 of balances that are restricted as of December 31, 2019 and 2018, respectively. At December 31, 2019, one of the debt investments we hold, with a fair value of $292, has been in a loss position for less than 12 months and we did not hold any debt investment with a fair value in a loss position for greater than 12 months. We do not believe this investment is impaired primarily because it has not been in a loss position for an extended period of time, the financial conditions of the issuer of this investment remain strong with solid fundamentals, or we intend to hold the investment until recovery, and other factors that support our conclusion that the loss is temporary. During the years ended December 31, 2019 and 2018, we received gross proceeds of $3,230 and $7,031, respectively, in connection with the sales of debt investments and recorded gross realized gains totaling $7 and $10, respectively, and gross realized losses totaling $7 and $119, respectively. We record gains and losses on the sales of these investments using the specific identification method.

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

Our financial assets (which include cash equivalents and investments) have been valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. During the year ended December 31, 2019, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value. Accordingly, there were no transfers of assets or liabilities between levels of the fair value hierarchy during the year ended December 31, 2019.

The carrying value of accounts receivable and accounts payable approximates fair value as of December 31, 2019 and 2018. The carrying value and fair value of our mortgage notes payable were $7,533 and $8,861, respectively, as of

December 31, 2019 and $7,872 and $8,986, respectively, as of December 31, 2018, and are categorized in Level 3 of the fair value hierarchy in their entirety. We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.

Non-recurring Fair Value Measures

We review the carrying value of our long-lived assets, including our right of use assets, property and equipment and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. See Note 3 for more information regarding fair value measurements related to impairments of our long-lived assets we recorded.

8. Indebtedness
In June 2019, we entered into a second amended and restated credit agreement with Citibank, N.A., as administrative agent and lender, and a syndicate of other lenders, pursuant to which we obtained a $65,000 secured revolving credit facility. Our credit facility replaced our prior credit facility, which provided for borrowings of up to $54,000, subject to conditions, and was scheduled to mature on June 28, 2019. In June 2019, we repaid, in aggregate, approximately $51,500 of outstanding borrowings under our prior credit facility.

Our credit facility is scheduled to mature on June 12, 2021, and, subject to the payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our credit facility for a one year period. Other terms of our credit facility are substantially similar to those of our prior credit facility.

We paid fees of $1,271 in 2019 in connection with the replacement of our credit facility, which fees were deferred and are being amortized over the initial term of our credit facility. Our credit facility is available for general business purposes, including acquisitions, and provides for the issuance of letters of credit. We are required to pay interest at a rate of LIBOR plus a premium of 250 basis points per annum, or at a base rate, as defined in our credit agreement, plus 150 basis points per annum, on borrowings under our credit facility; the annual interest rates as of December 31, 2019 were 4.20% and 6.25%, respectively. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the available borrowings under our credit facility. The weighted average annual interest rate for borrowings under our credit facility was 5.00% for the year ended December 31, 2019. The weighted average annual interest rate for borrowings under our prior credit facility was 4.99% and 6.29%, for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had no borrowings under our credit facility, letters of credit issued in an aggregate amount of $3,238 and we had $55,856 available for borrowing under our credit facility. We incurred aggregate interest expense and other associated costs related to our credit facilities of $2,089 and $1,965 for the years ended December 31, 2019 and 2018, respectively.

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

At December 31, 2019, we had seven irrevocable standby letters of credit outstanding, totaling $28,626. In 2019, we increased, from $22,700 to $25,388, one of these letters of credit which secures our workers’ compensation insurance program, and this letter of credit is currently collateralized by approximately $21,655 of cash equivalents and $7,250 of debt and equity investments. This letter of credit currently expires in June 2020 and is automatically extended for one year terms unless notice of nonrenewal is provided by the issuing bank prior to the end of the applicable term. At December 31, 2019, the cash equivalents collateralizing this letter of credit, including accumulated interest, were classified as short-term restricted cash in our consolidated balance sheets, and the debt and equity investments collateralizing this letter of credit are classified as short-term investments in our consolidated balance sheets. The remaining six irrevocable standby letters of credit outstanding at December 31, 2019, totaling $3,238, secure certain of our other obligations. These letters of credit are scheduled to mature between June 2020 and October 2020 and are required to be renewed annually. As of December 31, 2019, our obligations under these six letters of credit, totaling $3,238, remained issued and outstanding under our credit facility and we had $55,856 available for further borrowing under our credit facility.

At December 31, 2019, one of our senior living communities was encumbered by a mortgage. This mortgage contains standard mortgage covenants. We recorded a mortgage discount in connection with the assumption of this mortgage note as part of our acquisition of the community that secures this mortgage note in order to record this mortgage at its estimated fair value. We amortize this mortgage discount as an increase in interest expense until the maturity of this mortgage. This mortgage note requires payments of principal and interest monthly until maturity. The following table is a summary of this mortgage note as of December 31, 2019:

Balance as of December 31, 2019		Contractual Stated Interest Rate	Effective Interest Rate	Maturity Date	Monthly Payment	Lender Type
$7,786	(1)	6.20%	6.70%	September 2032	$72	Federal Home Loan Mortgage Corporation
 ________________________________________________________________
(1)    Contractual principal balance excluding unamortized discount and debt issuance costs of $253.

We incurred mortgage interest expense, net of discount amortization, of $526 and $1,053 for the years ended December 31, 2019 and 2018, respectively. Our mortgage debt requires monthly payments into escrows for taxes, insurance and property replacement funds; certain withdrawals from escrows require Federal Home Loan Mortgage Corporation approval.

In February 2018, in connection with the sale of one of our senior living communities to DHC, DHC assumed a Federal National Mortgage Association mortgage note that had a principal balance of $16,776 and required interest at the contracted rate of 6.64% per annum. In connection with DHC’s assumption of this debt, we recorded a gain of $543, which amount is included in gain on sale of senior living communities in our consolidated statements of operations.

In June 2018, in connection with the sale of two of our senior living communities to DHC, DHC assumed a commercial lender mortgage note that had a principal balance of $16,588 and required interest at the contracted rate of 5.75% per annum. In connection with DHC’s assumption of this debt, we recorded a gain of $638, which amount is included in gain on sale of senior living communities in our consolidated statements of operations.

As of December 31, 2019, the required principal payments due during the next five years and thereafter under the terms of our mortgage note are as follows:

Year	Principal Payment
2020	$387
2021	413
2022	440
2023	469
2024	498
Thereafter	5,579
Total	$7,786

Less: Unamortized net discount and debt issuance costs	$(253)
Total mortgage note payable	$7,533

Less: Short-term portion of mortgage note payable	$(362)

Long-term portion of mortgage note payable	$7,171

As of December 31, 2019, we believe we were in compliance with all applicable covenants under our credit facility and mortgage debts.

See Note 9 for information regarding the $25,000 credit facility we obtained from DHC on April 1, 2019. The DHC credit facility matured and was terminated on January 1, 2020, in connection with the completion of the Restructuring Transactions. There were no borrowings outstanding under the DHC credit facility at the time of such termination and we did not make any borrowings under the DHC credit facility during its term.

9. Leases with DHC and Healthpeak Properties, Inc and Management Agreements with DHC

As of December 31, 2019, we were DHC’s largest tenant and DHC was our largest landlord. As of December 31, 2019 and 2018, we leased 166 and 184 senior living communities from DHC, respectively. We leased these senior living communities from DHC pursuant to five master leases. As of December 31, 2019, we managed senior living communities for the account of DHC. As of December 31, 2019 and 2018, we also managed 78 and 76 senior living communities, respectively, for the account of DHC, pursuant to management and pooling agreements. Effective as of January 1, 2020, we restructured our business arrangements with DHC as further described below, and after giving effect to the Restructuring Transactions, we manage 244 senior living communities for the account of DHC pursuant to the New Management Agreements.

Restructuring our Business Arrangements with DHC. On April 1, 2019, we entered into the Transaction Agreement, pursuant to which, effective as of the Conversion Time:

•
our five then existing master leases with DHC for all of DHC’s senior living communities that we then leased, as well as our then existing management and pooling agreements with DHC for DHC’s senior living communities that were then operated by us, were terminated and replaced with the New Management Agreements;

•
we effected the Share Issuances pursuant to which we issued 10,268,158 of our common shares to DHC and an aggregate of 16,118,849 of our common shares to DHC’s shareholders of record as of December 13, 2019; and

•	as consideration for the Share Issuances, DHC provided to us $75,000 of additional consideration by assuming certain of our working capital liabilities.

In accordance with ASC Topic 360, Property, Plant and Equipment, or ASC 360, the senior living communities under the five then existing master leases with DHC that terminated, as described above, met the conditions to be classified as held for sale in reporting periods subsequent to our entry into the Transaction Agreement. As a result, as of December 31, 2019, we have classified these senior living communities as held for sale. The carrying value of these senior living communities was $(2,990), and consisted of restricted cash of $5, prepaid and other current assets of $4,545, net property and equipment of $4,813, other intangible assets of $191, accrued real estate taxes of $10,615, and security deposits and current portion of continuing care contracts of $1,929, all of which were presented on our consolidated balance sheets as assets or liabilities held for sale. These communities, while leased by us, generated income (loss) from operations before income taxes of $46,316 and $(27,229) for the years ended December 31, 2019 and 2018, respectively.

Also pursuant to the Transaction Agreement: (1) commencing February 1, 2019, the aggregate amount of monthly minimum rent payable to DHC by us under our master leases with DHC was reduced to $11,000, as of February 1, 2019, subject to adjustment, and subsequently reduced in accordance with the Transaction Agreement as result of DHC’s subsequent sales of certain of the leased senior living communities, and no additional rent was payable to DHC by us from such date through the Conversion Time; and (2) on April 1, 2019, DHC purchased from us $49,155 of unencumbered Qualifying PP&E (as defined in the Transaction Agreement) related to DHC’s senior living communities then leased and operated by us.

In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to DHC under our then existing master leases with DHC pursuant to the Transaction Agreement was determined to be a modification of these master leases, and we reassessed the classification of these master leases based on the modified terms and determined that these master leases continued to be classified as long-term operating leases until certain contingent events were achieved. On April 1, 2019, we recorded a lease inducement of $13,840. During the period from April 1, 2019 through December 31, 2019, we amortized $1,416 of the lease inducements based on the remaining term of the master lease agreements as a reduction of rent expense. As of December 31, 2019, the remaining contingent events were achieved and accordingly, we remeasured the lease liability and right of use asset recorded in the consolidated balance sheets to zero and recognized $12,423 of a lease inducement as a reduction of rent expenses.

Pursuant to the Transaction Agreement, we agreed to expand our Board of Directors within six months of January 1, 2020 to add an Independent Director (as defined in our Bylaws) reasonably satisfactory to DHC. On February 26, 2020, our Board of Directors elected Michael E. Wagner, M.D. as an Independent Director, which satisfied our agreement with DHC to expand our Board of Directors.

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

The New Management Agreements expire in 2034, subject to our right to extend for two consecutive five-year terms if we achieve certain performance targets for the combined managed communities portfolio, unless earlier terminated or timely notice of nonrenewal is delivered. The New Management Agreements also provide that DHC has, and in some cases we have, the option to terminate the agreements upon the acquisition by a person or group of more than 9.8% of the other’s voting stock and upon certain change in control events affecting the other party, as defined in the applicable agreements, including the adoption of any stockholder proposal (other than a precatory proposal) with respect to the other party, or the election to the board of directors or trustees, as applicable, of the other party of any individual, if such proposal or individual was not approved, nominated or appointed, as the case may be, by a majority of the other party’s board of directors or board of trustees, as applicable, in office immediately prior to the making of such proposal or the nomination or appointment of such individual.

The New Management Agreements also provide DHC with the right to terminate the New Management Agreement for any community that does not earn 90% of the target EBITDA for such community for two consecutive calendar years or in any two of three consecutive calendar years, with the measurement period commencing January 1, 2021 (and the first termination not possible until the beginning of calendar year 2023); provided DHC may not in any calendar year terminate communities representing more than 20% of the combined revenues for all communities for the calendar year prior to such termination. Pursuant to a guaranty agreement dated as of January 1, 2020, made by us in favor of DHC’s applicable subsidiaries, we have guaranteed the payment and performance of each of our applicable subsidiary’s obligations under the applicable New Management Agreements.

In connection with the Transaction Agreement, we entered into the DHC credit facility pursuant to which DHC extended to us a $25,000 line of credit. The DHC credit facility matured and was terminated on January 1, 2020, in connection with the completion of the Restructuring Transactions. There were no borrowings outstanding under the DHC credit facility at the time of such termination and we did not make any borrowings under the DHC credit facility during its term.

We incurred transaction costs of $11,952 related to the Transaction Agreement and the Restructuring Transactions for the year ended December 31, 2019.

Senior Living Communities Formerly Leased from DHC. Under our master leases with DHC, which terminated as of January 1, 2020, we paid DHC annual rent plus percentage rent equal to 4.0% of the increase in gross revenues at the applicable senior living communities over base year gross revenues as specified in the applicable lease. Our obligation to pay percentage rent under Lease No. 5 commenced in 2018. Different base years applied to those communities that pay percentage rent. The base year for a particular leased community was usually the first full calendar year after that community had become subject to that lease. As noted above, pursuant to the Transaction Agreement, we were no longer required to pay any additional rent to DHC beginning February 1, 2019.

Our total annual rent payable to DHC was $129,785 and $207,760 as of December 31, 2019 and 2018, respectively, excluding percentage rent. Our total rent expense under all our leases with DHC was $138,310 and $206,190 for the years ended December 31, 2019 and 2018, respectively, which amounts included percentage rent of $1,547 and $5,542 for the years ended December 31, 2019 and 2018, respectively. The 2019 percentage rent occurred prior to, and was adjusted by, the Transaction Agreement. Rent expense for the year ended December 31, 2018, was net of lease inducement amortization and the amortization of the deferred gain associated with the sale and leaseback transaction with DHC in June 2016. Pursuant to the Transaction Agreement, our rent payable to DHC was reduced by a total of $13,840 in aggregate for February and March 2019 and we did not pay such amount to DHC. However, as the Transaction Agreement was not entered into until April 1, 2019, our rent expense for the three months ended March 31, 2019, was not adjusted for the rent reduction for February and March 2019. Instead, the rent reduction for February and March 2019, was determined to be a lease inducement, and the $13,840 was recorded as a reduction of the right of use asset on our consolidated balance sheets and was amortized as a reduction of rent expense over the remaining terms of our master leases.

As of December 31, 2019 we had no rent outstanding to DHC. As of December 31, 2018, we had outstanding rent due and payable to DHC $18,781, which amount is included in due to related persons in our consolidated balance sheets.

As of December 31, 2019, our leases with DHC were “triple net” leases, which generally required us to pay rent and all property operating expenses, to indemnify DHC from liability which may arise by reason of its ownership of the properties, to maintain the properties at our expense, to remove and dispose of hazardous substances on the properties in compliance with applicable law and to maintain insurance on the properties for DHC’s and our benefit.

Under our leases with DHC, we had the right to request that DHC purchase certain improvements to the leased communities, and, until we entered the Transaction Agreement, in return for the purchases the annual rent payable to DHC would increase in accordance with a formula specified in the applicable lease. We sold to DHC $17,956 of improvements to communities leased from DHC for the year ended December 31, 2018. As a result, the annual rent payable by us to DHC increased by approximately $1,433. Pursuant to the Transaction Agreement, the improvements of $110,027 we sold to DHC for the communities we leased from DHC during the year ended December 31, 2019, did not result in increased rent payable by us to DHC. An increase in the annual rent payable by us to DHC of $1,547 for improvements sold to DHC in 2019 but prior to entering into the Transaction Agreement was adjusted pursuant to the terms of the Transaction Agreement.

In February 2020, DHC entered into an agreement to sell to a third party one senior living community located in California that DHC owns and we previously leased and currently manage for a sales price of approximately $2,000, excluding closing costs. This sale is subject to conditions; as a result, this sale may not occur, it may be delayed or its terms may change. The carrying value of this senior living community is classified as held for sale was $25 as of December 31, 2019, and consisted primarily of prepaid and other current assets of $11 and net property, plant and equipment of $14, and it is presented on our consolidated balance sheets as assets held for sale and is included in the results of operations above. This community, while leased by us, generated losses from operations before income taxes of $(142) and $(856) for the years ended December 31, 2019 and 2018, respectively.

In January 2020, DHC entered into an agreement to sell to a third party nine SNFs located in Colorado and Wyoming that DHC owns and we previously leased and currently manage for an aggregate sales price of approximately $74,000, excluding closing costs. This sale is subject to conditions; as a result, this sale may not occur, it may be delayed or its terms may change. The carrying value of these senior living communities was $(549) as of December 31, 2019, and consisted primarily of prepaid and other current assets of $92, net property, plant and equipment of $114 and accrued real estate taxes of $250, and it is presented on our consolidated balance sheets as assets held for sale or liabilities held for sale and is included in the results of operations above. Accrued compensation and benefits of $505, which is also presented on our consolidated balance sheets, was classified as held for sale subsequent to the balance sheet date. This community, while leased by us, generated income from operations before income taxes of $1,062 and $5,697 for the years ended December 31, 2019 and 2018, respectively.

In December 2019, we and DHC entered into an agreement to sell to a third party one senior living community located in Nebraska that DHC owns and we previously leased and currently manage for a sales price of approximately $5,600, excluding closing costs. This sale is subject to conditions; as a result, this sale may not occur, it may be delayed or its terms may change. The carrying value of this senior living community was $(164) as of December 31, 2019, and consisted primarily of prepaid and other current assets of $16, net property, plant and equipment of $4 and accrued real estate taxes of $143, and it is presented on our consolidated balance sheets as assets held for sale and is included in the results of operations above. Accrued compensation and benefits of $41, which is also presented on our consolidated balance sheets, was classified as held for sale subsequent to the balance sheet date. This community, while leased by us, generated income (loss) from operations before income taxes of $260 and $(36) for the years ended December 31, 2019 and 2018, respectively.

During the year ended December 31, 2019, we and DHC sold to third parties 18 SNFs located in California, Kansas, Iowa and Nebraska that DHC owned and leased to us for an aggregate sales price of approximately $29,500, excluding closing costs. As a result of these sales, the annual minimum rent payable to DHC by us under our master leases with DHC was reduced in accordance with the terms of the Transaction Agreement. We recorded a loss of $749 for the year ended December 31, 2019, as a result of settling certain liabilities associated with the sale of 15 of these 18 SNFs, which amount is included in loss (gain) on sale of senior living communities in our consolidated statements of operations. We did not receive any proceeds from these sales.

In April 2019, we and DHC entered into an agreement to sell to a third party two SNFs located in Wisconsin that DHC owns and leased to us for an aggregate sales price of approximately $11,000, excluding closing costs. This sale agreement was terminated in August 2019. Previously, in accordance with ASC 360, these two SNFs met the conditions to be classified as held for sale. Despite the termination of this sale agreement, these SNFs remain classified as held for sale as of December 31, 2019, as a result of our and DHC’s agreement to terminate our five master leases with DHC pursuant to the Transaction Agreement and are included in the amounts disclosed above regarding our assets held for sale.

In June 2018, we and DHC sold to a third party one SNF located in California that DHC owned and leased to us for a sales price of approximately $6,500, excluding closing costs. Pursuant to the terms of our then lease with DHC, as a result of this sale, our annual rent payable to DHC decreased by 10.0% of the net proceeds that DHC received from this sale, in accordance with the terms of the applicable lease. We did not receive any proceeds from this sale.

Also in June 2018, DHC acquired from a third party an additional living unit at a senior living community we leased from DHC located in Florida which was added to the lease for that senior living community, and, as a result of this acquisition, our annual rent payable to DHC increased by $14 in accordance with the terms of such lease.

See Note 11 for more information regarding these transactions with DHC.

In accordance with FASB ASC Topic 840, Leases, the sale and leaseback transaction we completed in June 2016 with DHC qualified for sale-leaseback accounting and we classified the related lease as an operating lease. Accordingly, the gain generated from the sale of $82,644 was deferred and was being amortized as a reduction of rent expense over the initial term of the related lease. In accordance with our adoption of Topic 842 effective January 1, 2019, we recorded through retained earnings our total deferred gain as of that date.

Senior Living Communities Leased from Healthpeak Properties, Inc. As of December 31, 2019, we leased four senior living communities under one lease with Healthpeak Properties, Inc., (formerly known as HCP, Inc.), or PEAK. This lease is also a “triple net” lease which requires that we pay all costs incurred in the operation of the communities, including the cost of insurance and real estate taxes, maintaining the communities, and indemnifying the landlord for any liability which may arise from the operations during the lease term. Our lease with PEAK contains a minimum annual rent increase of 2.0%, but not greater than 4.0%, depending on increases in certain cost of living indexes, expires on April 30, 2028, and includes one ten-year renewal option. Rent expense is recognized for actual rent paid plus or minus a straight-line adjustment for the minimum rent increases, which amount is not material to our consolidated financial statements. The right of use asset balance has been decreased for the amount of accrued lease payments, which amounts are not material to our consolidated financial statements.

The following table is a summary of our leases with DHC and with PEAK as of December 31, 2019:

	Number of Properties	Remaining Renewal Options	Annual Minimum Rent as of December 31, 2019	Future Minimum Rents for the Twelve Months Ending December 31,
Lease No. (Expiration Date)				2020	2021	2022	2023	2024	Thereafter	Total	IBR	Lease Liability(4)
1. DHC Lease No. 1 (1) (December 31, 2024)	73	Two 15-year renewal options	$31,226	$—	$—	$—	$—	$—	$—	$—	—	$—
2. DHC Lease No. 2 (1) (June 30, 2026)	39	Two 10-year renewal options	39,318	—	—	—	—	—	—	—	—	—
3. DHC Lease No. 3 (2) (December 31, 2028)	17	Two 15-year renewal options	26,679	—	—	—	—	—	—	—	—	—
4. DHC Lease No. 4 (1) (April 30, 2032)	28	Two 15-year renewal options	25,641	—	—	—	—	—	—	—	—	—
5. DHC Lease No. 5 (2) (December 31, 2028)	9	Two 15-year renewal options	6,921	—	—	—	—	—	—	—	—	—
6. One PEAK lease (3) (April 30, 2028)	4	One 10-year renewal option	2,853	2,910	2,959	3,023	3,088	3,150	7,590	22,720	4.60%	21,097
Totals	170		$132,638	$2,910	$2,959	$3,023	$3,088	$3,150	$7,590	$22,720		$21,097

(1) Lease includes SNFs and independent and assisted living communities.
(2) Lease includes independent and assisted living communities.
(3) Lease includes assisted living communities.
(4) Total lease liability does not include the lease liability related to our headquarters of $1,446, using an IBR of 4.4%.

Senior Living Communities Managed for the Account of DHC and its Related Entities. As of December 31, 2019 and 2018, we managed 78 and 76 senior living communities, respectively, for the account of DHC. We earned base management fees of $15,045 and $14,146 from the senior living communities we managed for the account of DHC for the years ended December 31, 2019 and 2018, respectively. In addition, we earned incentive fees of $0 and $36 and fees for our management of capital expenditure projects at the communities we managed for the account of DHC of $842 and $684 for the years ended December 31, 2019 and 2018, respectively. These amounts are included in management fee revenue in our consolidated statements of operations. In connection with the completion of the Restructuring Transactions, effective as of January 1, 2020, we and DHC terminated these long-term management and pooling agreements and replaced them with the New Management Agreements, the terms of which are discussed above.

For the years ended December 31, 2019 and 2018, we had pooling agreements with DHC that combined most of our management agreements with DHC that included assisted living units, or our AL Management Agreements. The pooling agreements combined various calculations of revenues and expenses from the operations of the applicable communities covered by such agreements. Our AL Management Agreements and the pooling agreements generally provided that we received from DHC:

•	a management fee equal to either 3.0% or 5.0% of the gross revenues realized at the applicable communities,

•	reimbursement for our direct costs and expenses related to such communities,

•
an annual incentive fee equal to either 35.0% or 20.0% of the annual net operating income of such communities remaining after DHC realizes an annual minimum return equal to either 8.0% or 7.0% of its invested capital, or, in the case of certain of the communities, a specified amount plus 7.0% of its invested capital since December 31, 2015, and

•	a fee for our management of capital expenditure projects equal to 3.0% of amounts funded by DHC.

For AL Management Agreements that became effective from and after May 2015, our pooling agreements provided that our management fee is 5.0% of the gross revenues realized at the applicable community, and our annual incentive fee is 20.0% of the annual net operating income of the applicable community remaining after DHC realizes its requisite annual minimum return.

Our management agreements with DHC for the part of the senior living community owned by DHC and located in Yonkers, New York that is not subject to the requirements of New York healthcare licensing laws, as described elsewhere herein, and for the assisted living communities owned by DHC and located in Villa Valencia, California and Aurora, Colorado were not included in any of our pooling agreements with DHC. We also had a pooling agreement with DHC that combined our management agreements with DHC for senior living communities consisting only of independent living units.

Since January 1, 2018, we began managing the following senior living communities for the account of DHC, pursuant to our then existing management and pooling arrangements with DHC:

•	in June 2018, a senior living community located in California with 98 living units

•	in November 2018, a senior living community located in Colorado with 238 living units; and

•	in April 2019, a senior living community located in Oregon with 318 living units.

During the first quarter of 2018, we sold to DHC two senior living communities pursuant to a transaction agreement we entered with DHC in November 2017, or the 2017 transaction agreement, for an aggregate sales price of $41,917. These two senior living communities had an aggregate carrying value of $19,425, net of mortgage debt and premiums of $17,356, of which the principal amount of $16,776 was assumed by DHC. These transactions are accounted for in accordance with ASU No. 2014-09, in particular ASC Topic 610 and related ASUs, effective with the adoption of these new ASUs on January 1, 2018. Under these new ASUs, the income recognition for real estate sales is largely based on the transfer of control rather than continuing involvement in the ownership of the real estate. We recorded a gain of $5,684 for the year ended December 31, 2018, as a result of the sale of these two senior living communities, which gain is included in loss (gain) on sale of senior living communities in our consolidated statements of operations.

In June 2018, we sold to DHC the remaining two senior living communities that we agreed to sell pursuant to the 2017 transaction agreement for an aggregate sales price of $23,300. These two senior living communities had an aggregate carrying value of $5,163, net of mortgage debt and premiums of $17,226, of which the principal amount of $16,588 was assumed by DHC. These transactions are accounted for in accordance with ASU No. 2014-09, in particular ASC Topic 610 and related ASUs, effective with our adoption of these new ASUs on January 1, 2018. We recorded a gain of $1,549 for the year ended December 31, 2018, respectively, as a result of the sale of these two senior living communities, which gain is included in loss (gain) on sale of senior living communities in our consolidated statements of operations.

Concurrent with our sales of the senior living communities to DHC pursuant to the 2017 transaction agreement, we began managing those senior living communities for DHC’s account pursuant to management and pooling agreements with DHC.

We also provide certain other services to residents at some of the senior living communities we manage for the account of DHC, such as rehabilitation services. At senior living communities we manage for the account of DHC where we provide rehabilitation services on an outpatient basis, the residents, third party payers or government programs pay us for those rehabilitation services. At senior living communities we manage for the account of DHC where we provide both inpatient and outpatient rehabilitation services, DHC generally pays us for these services and charges for such services are included in amounts charged to residents, third party payers or government programs. We earned revenues of $5,920 and $6,442 for the years ended December 31, 2019 and 2018, respectively, for rehabilitation services we provided at senior living communities we manage for the account of DHC and that are payable by DHC. These amounts are included in senior living revenue in our consolidated statements of operations. Following the completion of the Restructuring Transactions, and consistent with our historical accounting for these services at our managed communities, the revenues earned at these inpatient clinics will no longer constitute intercompany revenues and thus will not be eliminated in consolidation and will be recognized and reported as senior living revenue in our consolidated statements of operations.

D&R Yonkers LLC. In order to accommodate certain requirements of New York healthcare licensing laws, we manage a part of the senior living community that DHC owns for the subtenant entity, which is affiliated with DHC and the members of which are DHC’s president and chief operating officer and chief financial officer and treasurer. We earn a management fee equal to 3.0% of the gross revenues realized at that part of the community. The management agreement expires on August 31, 2022, and is subject to renewal for eight consecutive five-year terms, unless earlier terminated. We earned management fees of $282 and $279 for the years ended December 31, 2019 and 2018, respectively, under this management agreement, which are included in management fee revenue in our consolidated statements of operations.

10. Shareholders’ Equity
We have common shares available for issuance under the terms of our equity compensation plan adopted in 2014, or the 2014 Plan. We awarded 85,800 and 47,100 of our common shares in 2019 and 2018, respectively, to our Directors, officers and others who provide services to us. We valued these shares based upon the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on the dates the awards were made, or $376 in 2019, based on a $4.57 weighted average share price and $227 in 2018, based on a $4.80 weighted average share price. Shares awarded to Directors vest immediately; one fifth of the shares awarded to our officers and others (other than our Directors) vest on the award date and on the four succeeding anniversaries of the award date. Our unvested common shares totaled 96,482 and 81,690 as of December 31, 2019 and 2018, respectively. Share based compensation expense is recognized ratably over the vesting period and is included in general and administrative expenses in our consolidated statements of operations. We recorded share based compensation expense of $438 and $615 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the estimated future stock compensation expense for unvested shares was $569 based on the award date closing share price for awards to our officers and others and non-employees. The weighted average period over which stock compensation expense will be recorded is approximately 2 years. As of December 31, 2019, 176,460 of our common shares remain available for issuance under the 2014 Plan.

In 2019 and 2018, employees and officers of us or RMR LLC who were recipients of our share awards were permitted to elect to have us withhold the number of their then vesting common shares with a fair market value sufficient to fund the minimum required tax withholding obligations with respect to their vesting share awards in satisfaction of those tax withholding obligations. During 2019 and 2018, we acquired through this share withholding process 5,724 and 3,049, respectively, common shares with an aggregate value of approximately $26 and $11, respectively, which is reflected as an increase to accumulated deficit in our consolidated balance sheets.

On January 1, 2020, in connection with the Restructuring Transactions, we effected the Share Issuances pursuant to which we issued 10,268,158 of our common shares to DHC and an aggregate of 16,118,849 of our common shares to DHC’s shareholders of record as of December 13, 2019. As consideration for the Share Issuances, DHC provided to us $75,000 of additional consideration by assuming certain of our working capital liabilities.

11. Dispositions
During 2018, we sold to DHC four senior living communities pursuant to the 2017 transaction agreement as follows:

•	in January 2018, we sold one senior living community for a sales price of $19,667, excluding closing costs;

•
in February 2018, we sold one senior living community for a sales price of $22,250, excluding closing costs. At the time of sale, this senior living community had mortgage debt in the principal amount of $16,776, which was assumed by DHC; and

•
in June 2018, we sold the remaining two senior living communities for an aggregate sales price of $23,300, excluding closing costs. At the time of sale, these senior living communities had mortgage debt in the principal amount of $16,588, which was assumed by DHC.

The senior living communities sold in 2018 were accounted for in accordance with ASU No. 2014-09, in particular ASC Topic 610 and related ASUs. Under these ASUs, the income recognition for real estate sales is largely based on the transfer of control rather than continuing involvement in the ownership of the real estate. We recorded a gain of $7,231 for the year ended December 31, 2018 as a result of the sale of the four senior living communities sold to DHC in 2018, which gain is included in loss (gain) on sale of senior living communities in our consolidated statements of operations. These senior living communities, while owned by us, generated income from operations before income taxes of $178 for the year ended December 31, 2018, excluding the gain on sale of the communities. These amounts are included in our consolidated statements of operations.

In June 2018, we and DHC sold to a third party one SNF, located in California with 97 living units that DHC owned and leased to us, for a sales price of approximately $6,500, excluding closing costs. We recorded a loss of $102 for the year ended December 31, 2018 as a result of this sale, which loss is included in loss (gain) on sale of senior living communities in our consolidated statements of operations. This community, while leased by us, generated a loss from operations before income taxes of $320 for the year ended December 31, 2018, excluding the loss on sale of the community. Pursuant to the terms of our then existing lease with DHC, as a result of this sale, our annual rent payable to DHC decreased by 10.0% of the net proceeds that DHC received from this sale. We did not receive any proceeds from this sale.

In May and September 2019, we and DHC sold to third parties 18 SNFs located in California, Kansas, Iowa and Nebraska that DHC owned and leased to us, for an aggregate sales price of approximately $29,500, excluding closing costs. We recorded a loss of $749 for the year ended December 31, 2019, as a result of settling certain liabilities associated with the sale of 15 of these 18 SNFs, which amount is included in loss (gain) on sale of senior living communities in our consolidated statements of operations. We did not receive any proceeds from these sales. These senior living communities, while leased to us, incurred losses from operations before income taxes of $(3,443) and $(2,825) for the years ended December 31, 2019 and 2018, respectively, excluding the loss on sale of the communities.

See Notes 9 and 14 for more information regarding these and other transactions with DHC.

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

As previously disclosed, in July 2017, as a result of our compliance program to review records related to our Medicare billing practices, we became aware of certain potential inadequate documentation and other issues at one of our leased SNFs. This compliance review was not initiated in response to any specific complaint or allegation, but was a review of the type that we periodically undertake to test our compliance with applicable Medicare billing rules. As a result of these discoveries, we made a voluntary disclosure of deficiencies to the U.S. Department of Health and Human Services Office of the Inspector General, or the OIG, pursuant to the OIG’s Provider Self-Disclosure Protocol. We submitted supplemental disclosures related to this matter to the OIG in December 2017 and March 2018. We settled this matter with the OIG without admitting any liability in June 2019 and paid $1,139 to the OIG in exchange for a customary release. The expense associated with this matter was recorded primarily in 2017, with the exception of an adjustment of $193 that was made during the year ended December 31, 2018, to reduce the balance of the liability. We did not recognize any expenses related to this matter in 2019.

13. Business Management Agreement with RMR LLC

RMR LLC provides business management services to us pursuant to our business management agreement. These business management services may include, but are not limited to, services related to compliance with various laws and rules applicable to our status as a publicly traded company, maintenance of our senior living communities, evaluation of business opportunities, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of our daily business activities, including legal matters, human resources, insurance programs and the like.

Fees. We pay RMR LLC an annual business management fee equal to 0.6% of our revenues. Revenues are defined as our total revenues from all sources reportable under GAAP, less any revenues reportable by us with respect to communities for which we provide management services plus the gross revenues at those communities determined in accordance with GAAP. Pursuant to our business management agreement with RMR LLC, we recognized business management fees of $9,090 and $9,059 for the years ended December 31, 2019 and 2018, respectively.

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

Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. Under our business management agreement, we reimburse RMR LLC for our allocable costs for our internal audit function. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. The amounts recognized as expense for internal audit costs were $284 and $236 for the years ended December 31, 2019 and 2018, respectively. These amounts are included in general and administrative expenses in our consolidated statements of operations for these periods.

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

14. Related Person Transactions
 We have relationships and historical and continuing transactions with DHC, RMR LLC, ABP Trust, Adam D. Portnoy and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have directors, trustees or officers who are also our Directors or officers. The Chair of our Board of Directors and one of our Managing Directors, Adam Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of The RMR Group Inc., or RMR Inc., and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. RMR Inc. is the managing member of RMR LLC. Jennifer Clark, our other Managing Director and Secretary, is a managing director and the executive vice president, general counsel and secretary of RMR Inc. and an officer and employee of RMR LLC and certain of our officers are also officers and employees of RMR LLC. Some of our Independent Directors also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as the chair of the boards of directors or boards of trustees of several of these public companies and as a managing director or managing trustee of all these companies. Other officers of RMR LLC serve as managing directors or managing trustees of certain of these companies. In addition, officers of RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its subsidiaries provide management services.

DHC. DHC is currently our largest stockholder, owning, as of January 1, 2020, 10,691,658, of our common shares, or 33.9% of our outstanding common shares. We manage for the account of DHC a substantial majority of the senior living communities we operate. RMR LLC provides management services to both us and DHC and Adam Portnoy, the Chair of our Board of Directors and one of our Managing Directors, also serves as the chair of the board of trustees and as a managing trustee of DHC. DHC’s executive officers are officers and employees of RMR LLC. Our other Managing Director and Secretary also serves as a managing trustee and the secretary of DHC. Effective as of January 1, 2020, we completed the Restructuring Transactions, pursuant to which we restructured our existing business arrangements with DHC. See Notes 9 and 11 for more information regarding our relationships, agreements and transactions with DHC and certain parties related to it and us.

In order to effect DHC’s distribution of our common shares to its shareholders in 2001 and to govern our relationship with DHC thereafter, we entered agreements with DHC and others, including RMR LLC. Since then, we have entered various leases, management agreements and other agreements with DHC that include provisions that confirm and modify these undertakings. Among other things, these agreements provide that:

•
so long as DHC remains a real estate investment trust, or a REIT, we may not waive the share ownership restrictions in our charter that prohibit any person or group from acquiring more than 9.8% (in value or number of shares, whichever is more restrictive) of the outstanding shares of any class of our stock without DHC’s consent;

•	so long as we are a tenant of, or manager for, DHC, we will not permit nor take any action that, in the reasonable judgment of DHC, might jeopardize DHC’s qualification for taxation as a REIT;

•
DHC has the right to terminate our management agreements upon the acquisition by a person or group of more than 9.8% of our voting stock or other change in control events affecting us, as defined therein, including the adoption of any stockholder proposal (other than a precatory proposal) or the election to our Board of Directors of any individual, if such proposal or individual was not approved, nominated or appointed, as the case may be, by a majority of our Directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual; and

•
so long as we are a tenant of, or manager for, DHC or so long as we have a business management agreement with RMR LLC, we will not acquire or finance any real estate of a type then owned or financed by DHC or any other company managed by RMR LLC without first giving DHC or such company managed by RMR LLC, as applicable, the opportunity to acquire or finance that real estate.

Senior Living Communities Leased from or Managed for DHC. As of December 31, 2019 and 2018, we leased 166 and 184 senior living communities from DHC, respectively, pursuant to five leases, and we managed 78 and 76 senior living communities for the account of DHC, respectively, pursuant to long-term management and pooling agreements. Effective as of January 1, 2020, we restructured our business arrangements with DHC and, after giving effect to the Restructuring Transactions we manage 244 senior living communities for the account of DHC pursuant to the New Management Agreements.

We manage a part of a senior living community that DHC owns for the subtenant, which is an affiliate of DHC. See Note 9 for more information regarding these leases and management arrangements and the Restructuring Transactions.

Our Manager, RMR LLC. We have an agreement with RMR LLC to provide business management services to us. See Note 13 for more information regarding our relationship with RMR LLC.

Share Awards to RMR LLC Employees. We have historically made share awards to certain RMR LLC employees who are not also Directors, officers or employees of us under our equity compensation plans. During the years ended December 31, 2019 and 2018, we awarded to such persons annual share awards of 17,150 and 7,090 common shares, respectively, valued at $77 and $25, in aggregate, respectively, based upon the closing price of our common shares on Nasdaq on the dates the awards were made. Generally, one fifth of these awards vest on the award date and one fifth vests on each of the next four anniversaries of the award date. In certain instances, we may accelerate the vesting of an award, such as in connection with the award holder’s retirement as an officer of us or an officer or employee of RMR LLC. These awards to RMR LLC employees are in addition to the share awards to our Managing Directors, as Director compensation, and the fees we paid to RMR LLC. During the years ended December 31, 2019 and 2018, we purchased 5,724 and 3,049 common shares, at the closing price of the common shares on Nasdaq on the date of purchase, from certain of our officers and other employees of ours and RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. See Note 10 for further information regarding these purchases.

Retirement and Separation Arrangements. In connection with their respective retirement, we entered into retirement agreements with our former officers, Bruce J. Mackey Jr. and Richard A. Doyle. Additionally, we entered into a separation agreement with our former Senior Vice President, Senior Living Operations, R. Scott Herzig. Pursuant to these agreements, we made cash payments of $600 and $510 to Mr. Mackey and Mr. Herzig, respectively, in January 2019 and made cash payments of $260 to Mr. Doyle in each of June 2019 and January 2020. In addition, we made release payments to Mr. Mackey, in cash, in an aggregate amount of $330 during the year ended December 31, 2019 and $110 in January 2020, and made transition payments to Mr. Mackey and Mr. Doyle, in cash, in an aggregate amount of $96 and $56, respectively, during the year ended December 31, 2019. Our arrangements with Messrs. Mackey, Herzig and Doyle meet the criteria in FASB ASC Topic 420, Exit or Disposal Cost Obligations, or ASC Topic 420, and, as a result, we recorded the full severance cost for Mr. Mackey of $1,160 and for Mr. Herzig of $510 during the fourth quarter of 2018 and we recorded the full severance cost for Mr. Doyle of $581 during the second quarter of 2019.

Adam Portnoy and ABP Trust. Adam Portnoy, one of our Managing Directors, directly and indirectly through ABP Trust and its subsidiaries, beneficially owned, in aggregate, approximately 6.3% of our outstanding common shares as of January 1, 2020. Adam Portnoy is the sole trustee and an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc. Our Secretary is also an officer of ABP Trust.

We are party to a Consent, Standstill, Registration Rights and Lock-Up Agreement, dated October 2, 2016, with Adam Portnoy, ABP Trust and certain other related persons, or the ABP Parties, under which, among other things, the ABP Parties have each agreed not to transfer, except for certain permitted transfers as provided for therein, any of our shares of common stock acquired after October 2, 2016, but not including shares issued under our equity compensation plans, for a lock-up period that ends on the earlier of (i) the 10 year anniversary of such agreement, (ii) January 1st of the fourth calendar year after our first taxable year to which no then existing net operating loss or certain other tax benefits may be carried forward by us, but no earlier than January 1, 2022, (iii) the date that we enter into a definitive binding agreement for a transaction that, if consummated, would result in a change of control of us, (iv) the date that our Board of Directors otherwise approves and recommends that our stockholders accept a transaction that, if consummated, would result in a change of control of us and (v) the consummation of a change of control of us.

Under the Consent, Standstill, Registration Rights and Lock-Up Agreement, the ABP Parties also each agreed, for a period of 10 years, not to engage in certain activities involving us without the approval of our Board of Directors, including not to effect or seek to effect any tender or exchange offer, merger, business combination, recapitalization, restructuring, liquidation or other extraordinary transaction involving us, other than the acquisition by the ABP Parties, in aggregate, of up to 1,800,000 (after giving effect to the Reverse Stock Split) of our common shares prior to March 31, 2017, or solicit any proxies to vote any of our voting securities. These provisions do not restrict activities taken by an individual in her or his capacity as a Director, officer or employee of us.

We lease our headquarters from a subsidiary of ABP Trust. Our rent expense for our headquarters, including utilities and real estate taxes that we pay as additional rent, was $1,874 and $1,715 for the years ended December 31, 2019 and 2018, respectively. The adoption of ASC Topic 842 resulted in the recognition of a lease liability and right of use asset, which amount was $1,446 for each of the lease liability and the right of use asset as of December 31, 2019, with respect to our headquarters lease, using an IBR of 4.40%. The right of use asset balance has been reduced by the amount of accrued lease payments, which amounts are not material to our consolidated financial statements.

AIC. Until its dissolution on February 13, 2020, we, ABP Trust, DHC and four other companies to which RMR LLC provides management services owned AIC in equal amounts. Certain of our Directors and certain trustees or directors of the other AIC shareholders served on the board of directors of AIC.

We and the other AIC shareholders historically participated in a combined property insurance program arranged and insured or reinsured in part by AIC. The policies under that program expired on June 30, 2019, and we and the other AIC shareholders elected not to renew the AIC property insurance program; we have instead purchased standalone property insurance coverage from unrelated third party insurance providers.

We paid aggregate annual premiums, including taxes and fees, of $3,144 and $4,329 in connection with this insurance program for the policy year ending June 30, 2019 and 2018, respectively.

As of December 31, 2019 and 2018, our investment in AIC had a carrying value of $298 and $8,633, respectively. These amounts are presented as equity investment of an investee in our consolidated balance sheets. We recognized income of $575 and $516 related to our investment in AIC for the years ended December 31, 2019 and 2018, respectively. These amounts are presented as equity in earnings of an investee in our consolidated statements of operations. Our other comprehensive income includes our proportionate share of unrealized gains (losses) on securities which are owned and held for sale by AIC of $90 and $(68) related to our investment in AIC for the years ended December 31, 2019 and 2018, respectively.

On February 13, 2020, AIC was dissolved and in connection with its dissolution, we and each other AIC shareholder received an initial liquidating distribution of $9,000 from AIC in December 2019.

Directors’ and Officers’ Liability Insurance. We, RMR Inc., RMR LLC and certain other companies to which RMR LLC or its subsidiaries provide management services, including DHC, participate in a combined directors’ and officers’ liability insurance policy. The current combined policy expires in September 2020. We paid aggregate premiums of $185 and $152 in 2019 and 2018, respectively, for these policies.

15. Employee Benefit Plans
Employee 401(k) Plan. We have an employee savings plan, or our 401(k) Plan, under the provisions of Section 401(k) of the IRC. All of our employees are eligible to participate in our 401(k) Plan and are entitled upon termination or retirement to receive their vested portion of our 401(k) Plan assets. We match a certain amount of employee contributions. We also pay certain expenses related to our 401(k) Plan. Our contributions and related expenses for our 401(k) Plan were $1,155 and $1,332 for the years ended December 31, 2019 and 2018, respectively, of which $1,016 and $1,155, respectively, was recorded to senior living wages and benefits in our consolidated statements of operations and $139 and $177, respectively, was recorded to general and administrative expenses in our consolidated statements of operations.

Non-Qualified Deferred Compensation Plan. In May 2018, our Board of Directors adopted a non-qualified deferred compensation plan, or our Deferred Compensation Plan, which we began offering to certain of our employees, including our executive officers, in August 2018. Participation in our Deferred Compensation Plan is limited to a group of highly compensated employees holding the position of administrator or director or a position above such levels, which group includes our named executive officers. Our Deferred Compensation Plan is an unfunded and unsecured deferred compensation arrangement. A participant may, on a pre-tax basis, elect to defer base salary and bonus up to the maximum percentages for such deferrals as described in our Deferred Compensation Plan. We may also, at our discretion, match deferrals made under our Deferred Compensation Plan, subject to a vesting schedule. Compensation deferred under our Deferred Compensation Plan was recorded in accounts payable and accrued expenses in our consolidated balance sheets as of December 31, 2019 and 2018. Expenses related to such deferred compensation were recorded in senior living wages and benefits and general and administrative expenses in our consolidated statements of operations. Compensation deferred under our Deferred Compensation Plan was not material to our consolidated balance sheets as of December 31, 2019 and 2018, or our consolidated statements of operations for the year ended December 31, 2019 and 2018.

16. Subsequent Events
We evaluated subsequent events and transactions occurring after December 31, 2019 through March 2, 2020, the date these consolidated financial statements were available to be issued.

Effective as of January 1, 2020, we completed the Restructuring Transactions pursuant to the Transaction Agreement.

The following pro forma presentation of our shareholders’ equity as of December 31, 2019, gives effect to the issuance of 26,387,007 common shares in the Share Issuances, as if, these issuances were effective at the close of business on December 31, 2019.

	December 31, 2019 (As Reported)	Restructuring Transaction Adjustment	December 31, 2019 (Pro Forma)
Common stock, par value $.01: 75,000,000 shares authorized,	$52	$264	$316
Additional paid in capital	362,450	97,634	460,084

See Notes 1, 9 and 11 for more information regarding the Restructuring Transactions.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR SENIOR LIVING INC.
By:	/s/ Katherine E. Potter
Katherine E. Potter President and Chief Executive Officer

Dated: March 2, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Katherine E. Potter	President and Chief Executive Officer (Principal Executive Officer)	March 2, 2020
Katherine E. Potter
/s/ Jeffrey C. Leer	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 2, 2020
Jeffrey C. Leer
/s/ Ellen E. Snow	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2020
Ellen E. Snow
/s/ Jennifer B. Clark	Managing Director	March 2, 2020
Jennifer B. Clark
/s/ Donna D. Fraiche	Independent Director	March 2, 2020
Donna D. Fraiche
/s/ Bruce M. Gans	Independent Director	March 2, 2020
Bruce M. Gans
/s/ Barbara D. Gilmore	Independent Director	March 2, 2020
Barbara D. Gilmore
/s/ Gerard M. Martin	Independent Director	March 2, 2020
Gerard M. Martin
/s/ Adam D. Portnoy	Managing Director	March 2, 2020
Adam D. Portnoy