Form 10-Q
period 2020-03-31
FIVE STAR SENIOR LIVING INC.
filed 2020-05-07
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
or
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
(Registrant’s Telephone Number, Including Area Code):
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐ No   ☒

Number of registrant’s shares of common stock, $.01 par value, outstanding as of May 4, 2020:  31,541,833.

FIVE STAR SENIOR LIVING INC.
FORM 10-Q
March 31, 2020

References in this Quarterly Report on Form 10-Q to the Company, Five Star, we, us or our include Five Star Senior Living Inc. and its consolidated subsidiaries, unless otherwise expressly stated or the context indicates otherwise.

“Five Star Senior Living”, “Bridge to Rediscovery” and “Ageility Physical Therapy Solutions” are protected under applicable intellectual property laws. Solely for convenience, these trademarks referred to in this Quarterly Report on Form 10-Q may appear without the TM symbol, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks.

PART I.   Financial Information
Item 1.  Financial Statements
Five Star Senior Living Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$36,641	$31,740
Accounts receivable, net of allowance of $4,469 and $4,664, respectively	10,941	34,190
Due from related person	40,949	5,533
Debt and equity investments, of which $11,208 and $12,622 are restricted, respectively	19,544	21,070
Restricted cash and cash equivalents	24,290	23,995
Prepaid expenses and other current assets	16,245	17,286
Assets held for sale	—	9,554
Total current assets	148,610	143,368

Property and equipment, net	164,274	167,247
Equity investment of an investee	298	298
Restricted cash and cash equivalents	1,438	1,244
Restricted debt and equity investments	7,697	7,105
Right of use assets	20,161	20,855
Other long-term assets	4,270	5,676
Total assets	$346,748	$345,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,098	$30,440
Accrued expenses	15,216	53,683
Accrued compensation and benefits	19,449	35,629
Current portion of lease liabilities	2,925	2,872
Due to related persons	1,145	2,247
Mortgage note payable	369	362
Security deposits and current portion of continuing care contracts	429	434
Accrued self-insurance obligations and other current liabilities	24,326	26,089
Liabilities held for sale	—	12,544
Total current liabilities	83,957	164,300

Long-term liabilities:
Mortgage note payable	7,076	7,171
Long-term portion of lease liabilities	18,925	19,671
Accrued self-insurance obligations	35,966	33,872
Other long-term liabilities	215	798
Total long-term liabilities	62,182	61,512

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01: 75,000,000 shares authorized, 31,542,335 and 5,154,892 shares issued and outstanding, respectively	316	52
Additional paid-in-capital	459,606	362,450
Accumulated deficit	(260,699)	(245,184)
Accumulated other comprehensive income	1,386	2,663
Total shareholders’ equity	200,609	119,981
Total liabilities and shareholders' equity	$346,748	$345,793
The accompanying notes are an integral part of these unaudited condensed financial statements.

Five Star Senior Living Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
REVENUES
Senior living	$21,338	$266,529
Management fees	17,051	3,983
Rehabilitation and wellness services	21,043	10,406
Total management and operating revenues	59,432	280,918
Reimbursed community-level costs incurred on behalf of managed communities	232,016	74,605
Other reimbursed expenses	5,997	—
Total revenues	297,445	355,523

OPERATING EXPENSES
Senior living wages and benefits	10,202	136,841
Other senior living operating expenses	3,294	75,737
Rehabilitation and wellness services expenses	16,566	7,820
Community-level costs incurred on behalf of managed communities	232,016	74,605
General and administrative	22,865	26,502
Rent	1,177	54,542
Depreciation and amortization	2,701	8,165
Long-lived asset impairment	—	3,148
Total operating expenses	288,821	387,360

Operating income (loss)	8,624	(31,837)

Interest, dividend and other income	339	156
Interest and other expense	(382)	(906)
Unrealized (loss) gain on equity investments	(1,462)	366
Realized (loss) gain on sale of debt and equity investments	(21)	92
Loss on termination of leases	(22,899)	—

Loss before income taxes and equity in earnings of an investee	(15,801)	(32,129)
Provision for income taxes	(1,408)	(1,490)
Equity in earnings of an investee	—	404
Net loss	$(17,209)	$(33,215)

Weighted average common shares outstanding (basic and diluted)	31,448	5,004

Net loss per share (basic and diluted)	$(0.55)	$(6.64)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Five Star Senior Living Inc.
Condensed Consolidated Statements of Comprehensive Loss
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Net loss	$(17,209)	$(33,215)
Other comprehensive income (loss):
Unrealized gain (loss) on debt investments, net of tax of $0 and $742, respectively	427	(205)
Equity in unrealized gain of an investee, net of tax	—	65
Realized (gain) loss on debt investments reclassified and included in net loss, net of tax of $0 and $0, respectively	(10)	4
Other comprehensive income (loss)	417	(136)
Comprehensive loss	$(16,792)	$(33,351)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Five Star Senior Living Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Three Months Ended March 31, 2020
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at January 1, 2020	5,154,892	$52	$362,450	$(245,184)	$2,663	$119,981
Comprehensive loss:
Net loss	—	—	—	(17,209)	—	(17,209)
Unrealized gain on debt investments, net of tax	—	—	—	—	427	427
Realized gain on debt investments reclassified and included in net loss, net of tax	—	—	—	—	(10)	(10)
Total comprehensive loss	—	—	—	(17,209)	417	(16,792)
Cumulative effect adjustment to beginning accumulated deficit and accumulated other comprehensive income in connection with a reclassification of equity investments previously classified as debt investments	—	—	—	1,694	(1,694)	—
Issuance of common shares	26,387,007	264	97,076	—	—	97,340
Grants under share award plan and share based compensation	4,000	—	81	—	—	81
Repurchases under share award plan	(3,564)	—	(1)	—	—	(1)
Balance at March 31, 2020	31,542,335	$316	$459,606	$(260,699)	$1,386	$200,609

	Three Months Ended March 31, 2019
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at January 1, 2019	5,085,345	$51	$362,012	$(292,636)	$1,742	$71,169
Comprehensive loss:
Net loss	—	—	—	(33,215)	—	(33,215)
Unrealized loss on debt investments, net of tax	—	—	—	—	(205)	(205)
Realized loss on debt investments reclassified and included in net loss, net of tax	—	—	—	—	4	4
Equity in unrealized gain of an investee, net of tax	—	—	—	—	65	65
Total comprehensive loss	—	—	—	(33,215)	(136)	(33,351)
Cumulative effect adjustment to beginning accumulated deficit in connection with the adoption of FASB ASC Topic 842	—	—	—	67,473	—	67,473
Grants under share award plan and share based compensation	—	—	97	—	—	97
Repurchases under share award plan	(1,042)	—	—	—	—	—
Balance at March 31, 2019	5,084,303	$51	$362,109	$(258,378)	$1,606	$105,388

The accompanying notes are an integral part of these unaudited condensed financial statements.

Five Star Senior Living Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(17,209)	$(33,215)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	2,701	8,165
Unrealized loss (gain) on equity investments	1,462	(366)
Realized loss (gain) on sale of debt and equity investments	21	(92)
Loss on termination of leases	22,899	—
Long-lived asset impairment	—	3,148
Equity in earnings of an investee	—	(404)
Share based compensation	80	97
Provision for losses on accounts receivable	510	1,045
Other non-cash expense adjustments, net	69	201
Changes in assets and liabilities:
Accounts receivable	22,739	(3,031)
Due from related person	(15,391)	(1,881)
Prepaid expenses and other assets	2,276	1,062
Accounts payable	(10,342)	(149)
Accrued expenses	17,406	7,652
Accrued compensation and benefits	(16,180)	7,783
Due to related persons	(1,102)	17,583
Other current and long-term liabilities	(144)	737
Net cash provided by operating activities	9,795	8,335

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(6,341)	(12,056)
Purchases of debt and equity investments	(1,588)	(1,471)
Proceeds from sale of property and equipment	2,725	22,578
Proceeds from sale of debt and equity investments	1,453	2,643
Net cash (used in) provided by investing activities	(3,751)	11,694

CASH FLOW FROM FINANCING ACTIVITIES:
Costs related to issuance of common stock	(559)	—
Repayments of mortgage note payable	(95)	(91)
Net cash used in financing activities	(654)	(91)

Change in cash and cash equivalents and restricted cash and cash equivalents	5,390	19,938
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	56,979	50,155
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$62,369	$70,093

Reconciliation of cash and cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$36,641	$49,699
Current restricted cash and cash equivalents	24,290	19,464
Other restricted cash and cash equivalents	1,438	930
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$62,369	$70,093

Supplemental cash flow information:
Interest paid	$122	$780
Income taxes (received) paid, net	$(117)	$120

Non-cash financing activities:
Liabilities assumed and cash payments receivable related to issuance of our common stock	$75,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

1.  Basis of Presentation and Organization

General. The accompanying condensed consolidated financial statements of Five Star Senior Living Inc. and its subsidiaries are unaudited. Certain information and disclosures required by the rules and regulations of the Securities and Exchange Commission, or SEC, and U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted pursuant to SEC rules and regulations related to interim financial statements. We believe the disclosures made are adequate to make the information presented not misleading.

As of March 31, 2020, we managed or operated 268 senior living communities located in 32 states with 31,272 living units, including 257 primarily independent and assisted living communities with 30,008 living units and 11 primarily skilled nursing facilities, or SNFs, with 1,264 living units. As of March 31, 2020, we managed 244 of these senior living communities (28,960 living units), we owned and operated 20 of these senior living communities (2,108 living units) and we leased and operated four of these senior living communities (204 living units). Our 268 senior living communities, as of March 31, 2020, included 11,362 independent living apartments, 16,459 assisted living suites and 3,451 SNF units. The foregoing numbers exclude living units categorized as out of service.

Our rehabilitation and wellness services division provides a comprehensive suite of services; for example, our Ageility Physical Therapy Solutions division, or Ageility, provides our residents and others with rehabilitation and wellness services at our senior living communities as well as at outpatient clinics located separately from our senior living communities. As of March 31, 2020, we operated 41 inpatient rehabilitation clinics in senior living communities of Diversified Healthcare Trust, or DHC, that are managed by us. As of March 31, 2020, we operated 203 outpatient rehabilitation clinics, of which 152 were located at our managed, leased and owned senior living communities and 51 were located within senior living communities not owned or leased by us or DHC.

Restructuring of Business Arrangements with DHC. On April 1, 2019, we entered into a transaction agreement, or the Transaction Agreement, with DHC to restructure our business arrangements with DHC, pursuant to which, effective as of January 1, 2020, or the Conversion Time:

•
our five then existing master leases with DHC as well as our then existing management and pooling agreements with DHC were terminated and replaced with new management agreements for all of these senior living communities, together with a related omnibus agreement, or collectively, the New Management Agreements;

•	we issued 10,268,158 of our common shares to DHC and an aggregate of 16,118,849 of our common shares to DHC’s shareholders of record as of December 13, 2019, or, together, the Share Issuances; and

•
as consideration for the Share Issuances, DHC provided to us $75,000 by assuming certain of our working capital liabilities and through cash payments. Such consideration, the Conversion and the Share Issuances are collectively referred to as the Restructuring Transactions.

As of January 1, 2020, we reorganized our business to focus on the different services we offer older adults. In connection with our reorganization, we changed our reporting structure and the composition of our reporting units. As a result, we have reclassified certain prior year amounts to conform to the current year’s presentation. See Note 4 for more information regarding our segment reporting.

As of January 1, 2020, we reclassified certain of our investments from debt investments to equity investments to reflect the nature of the investment rather than the nature of the securities held by the investment. As a result, we reclassified the related unrealized gain of $1,694 from accumulated other comprehensive income to accumulated deficit on January 1, 2020. See Note 9 for more information regarding these investments.

The accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2019, or our Annual Report. In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

2. Summary of Significant Accounting Policies

Estimates and Assumptions. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. Actual results could differ from those estimates. Significant estimates in our condensed consolidated financial statements relate to revenue recognition, including contractual allowances, the allowance of doubtful accounts, self-insurance reserves, long-lived assets, and estimates concerning our provisions for income taxes.

Recently Adopted Accounting Pronouncements. On January 1, 2020, we adopted ASU No. 2018-13, Fair Value Measurement (Topic 820) issued by the Financial Accounting Standards Board, or FASB, which modifies certain disclosure requirements in Topic 820, such as the removal of the need to disclose the amount of and reason for transfers between Level 1 and Level 2 of the fair value hierarchy, and several changes related to Level 3 fair value measurements. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

On January 1, 2020, we adopted ASU No. 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40) issued by the FASB, using the prospective transition method, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies certain requirements under Topic 740, including eliminating the exception to intraperiod tax allocation when there is a loss from continuing operations and income from other sources, such as other comprehensive income or discontinued operations. We adopted this ASU on January 1, 2020. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires a financial asset or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This ASU eliminates the probable initial recognition threshold and instead requires reflection of an entity’s current estimate of all expected credit losses. In addition, this ASU amends the current available for sale security other-than-temporary impairment model for debt securities. The length of time that the fair value of an available for sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists and credit losses will now be limited to the difference between a security’s amortized cost basis and its fair value. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amends the transition and effective date for nonpublic entities and smaller reporting companies and clarifies that receivables arising from operating leases are not in the scope of this ASU. Entities will apply the provisions of the ASU as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This ASU is effective for smaller reporting companies for reporting periods beginning after December 15, 2022. We are assessing the potential impact that the adoption of this ASU (and the related clarifying guidance issued by the FASB) will have on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions on contract modifications meeting certain criteria to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to the alternative reference rates. For a contract that meets the criteria, this ASU generally allows an entity to account for and present modifications as an event that does not require remeasurement at the modification date or reassessment of a previous accounting determination. This ASU was effective upon issuance and can be applied through December 31, 2022. We are assessing the potential impact that this ASU will have on our consolidated financial statements.

3. Revenue Recognition

We recognize revenue from contracts with customers in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606, using the practical expedient in paragraph 606-10-10-4 that allows for the use of a portfolio approach, because we have determined that the effect of applying the guidance to our portfolios of contracts within the scope of ASC Topic 606 on our condensed consolidated financial statements would not differ materially from applying the guidance to

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

each individual contract within the respective portfolio or our performance obligations within such portfolio. The five-step model defined by ASC Topic 606 requires us to: (i) identify our contracts with customers; (ii) identify our performance obligations under those contracts; (iii) determine the transaction prices of those contracts; (iv) allocate the transaction prices to our performance obligations in those contracts; and (v) recognize revenue when each performance obligation under those contracts is satisfied. Revenue recognition occurs when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.

Senior Living and Rehabilitation and Wellness Services Revenues. A substantial portion of our revenue from our independent living and assisted living communities relates to contracts with residents for housing services that are generally short term in nature and initially are subject to ASC Topic 842, Leases, or ASC Topic 842. As noted above, we have concluded that the non-lease components of these agreements are the predominant components of the contracts; therefore, we recognize revenue for these agreements under ASC Topic 606. We also provide our residents and others with rehabilitation and wellness services at our senior living communities as well as at outpatient clinics located separately from our senior living communities. Our contracts with residents and other customers that are within the scope of ASC Topic 606 are generally short term in nature. We have determined that services performed under those contracts are considered one performance obligation in accordance with ASC Topic 606 as such services are regarded as a series of distinct events with the same timing and pattern of transfer to the resident or customer. Revenue is recognized for those contracts when our performance obligation is satisfied by transferring control of the service provided to the resident or customer, which are generally when the services are provided over time.

Resident fees at our independent living and assisted living communities consist of regular monthly charges for basic housing and support services and fees for additional requested services, such as assisted living services, personalized health services and ancillary services. Fees are specified in our agreements with residents, which are generally short term (30 days to one year), with regular monthly charges billed in advance. Funds received from residents in advance of services being provided are not material to our condensed consolidated financial statements. Some of our senior living communities require payment of an upfront entrance fee in advance of a resident moving into the community; substantially all of these community fees are non-refundable and are initially recorded as deferred revenue and included in other current liabilities in our condensed consolidated balance sheets. These deferred amounts are then amortized on a straight-line basis into revenue over the term of the resident's agreement. When the resident no longer resides within our community, the remaining deferred non-refundable fees are recognized in revenue. Revenue recorded and deferred in connection with community fees is not material to our condensed consolidated financial statements. Revenue for basic housing and support services and additional requested services is recognized in accordance with ASC Topic 606 and measured based on the consideration specified in the resident agreement and is recorded when the services are provided.

Rehabilitation and wellness services revenues at our Ageility clinics consist of charges for clinically-based rehabilitation services, including physical therapy, speech therapy and occupational therapy, as well as other service-based programs and therapies. Revenue for these services is recognized in accordance with ASC Topic 606 and is recorded when the services are provided.

Management Fee Revenues and Reimbursed Community-Level Costs Incurred on Behalf of Managed Communities. We manage senior living communities for the account of DHC pursuant to long term management agreements which provide for periodic management fee payments to us and reimbursement for our direct costs and expenses related to support such communities. Although there are various management and operational activities performed by us under the agreements, we have determined that all community operations management activities constitute a single performance obligation, which is satisfied over time as the services are rendered. We earn management fees equal to 5% of gross revenues realized and 3% of construction costs for construction projects we manage at the senior living communities we manage. We recognize management fee revenues in accordance with ASC Topic 606 in the same period that we provide the management services to DHC, generally monthly. Our estimate of the transaction price for management services also includes the amount of reimbursement due from the owners of the communities for services provided and related costs incurred.

Commencing with the 2021 calendar year, we may also earn incentive fees from DHC under the management agreements, which are payable in cash and are contingent performance based fees recognized only when earned at the end of each respective measurement period. Incentive management fees are excluded from the transaction price until it becomes probable that there will not be a significant reversal of cumulative revenue recognized. The incentive fee is equal to 15% of the amount by which the annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of all the managed communities on a combined basis exceeds target EBITDA for those communities on a combined basis for such calendar year,

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

provided that in no event shall the incentive fee be greater than 1.5% of the gross revenues realized at all the managed communities on a combined basis for such calendar year.

FASB ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. Where we are the primary obligor and therefore control the transfer of the goods and services with respect to any such operating expenses incurred in connection with the management of these communities, we recognize revenue when the goods have been delivered or the service has been rendered and we are due to be reimbursed from DHC. Such revenue is included in community-level costs incurred on behalf of managed communities in our condensed consolidated statements of operations. The related costs are included in reimbursed community-level costs incurred on behalf of managed communities in our condensed consolidated statements of operations. Amounts due from DHC related to management fees and reimbursed community-level costs incurred on behalf of managed communities are included in due from related persons in our condensed consolidated balance sheets.

Other reimbursed expenses. Other reimbursed expenses include reimbursements that arise from certain centralized services we provide pursuant to our management agreements, a significant portion of which are charged or passed through to and are paid by our customers. We have determined that we control the services provided by third parties for our customers and therefore, we account for the cost of these services and the related reimbursement revenue on a gross basis. We recognized other reimbursed expenses reflecting corresponding amounts in revenue and expense of $5,997 for the three months ended March 31, 2020. We did not recognize other reimbursed expenses for the three months ended March 31, 2019.

The following tables present revenue from contracts with customers disaggregated by type of payer, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors:

	Three Months Ended March 31, 2020
	Senior Living	Rehabilitation and Wellness Services	Total
Private payer	$20,501	$804	$21,305
Medicare and Medicaid programs	716	9,570	10,286
Other third-party payer programs	121	10,669	10,790
Management fees	17,051	—	17,051
Reimbursed community-level costs incurred on behalf of managed communities	232,016	—	232,016
Other reimbursed expenses	5,997	—	5,997
Total revenues	$276,402	$21,043	$297,445

	Three Months Ended March 31, 2019
	Senior Living	Rehabilitation and Wellness Services	Total
Private payer	$198,875	$526	$199,401
Medicare and Medicaid programs	59,586	5,443	65,029
Other third-party payer programs	8,068	4,437	12,505
Management fees	3,983	—	3,983
Reimbursed community-level costs incurred on behalf of managed communities	74,605	—	74,605
Total revenues	$345,117	$10,406	$355,523

4. Segment Information

Segment Information. Operating segments are components of an enterprise that engages in business activities and for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

making group, in determining the allocation of resources and in assessing performance. Our chief operating decision maker is our President and Chief Executive Officer.

Effective as of January 1, 2020, we reorganized our business to focus on the different services we offer. As a result of the reorganization, our chief operating decision maker changed the manner in which our performance is assessed and, therefore, we changed our reporting structure and the composition of our operating segments. As a result, we have reclassified certain prior year amounts to conform to the current year's presentation.

Subsequent to the reorganization, we operate in two reportable segments: senior living and rehabilitation and wellness services. In the senior living reportable segment, we manage for the account of others and operate for our own account, respectively, independent living communities, assisted living communities and SNFs that are subject to centralized oversight. In the rehabilitation and wellness services segment, we provide therapy and home health services, including physical, occupational, speech and other specialized therapy services, in the inpatient setting and in outpatient clinics, through our Ageility division. Corporate and other amounts excluded from our reportable segments' performance are separately stated below and include amounts related to functional areas such as finance, information technology, legal, human resources and our captive insurance company subsidiary, which participates in our workers' compensation, professional and general liability and certain automobile insurance programs. All of our operations and assets are located in the United States, except for the operations of our captive insurance company subsidiary, which is organized in the Cayman Islands.

We do not allocate assets to operating segments and, therefore, no asset information is provided for reportable segments. Results of operations and selected financial information by reportable segment and the reconciliation to the condensed consolidated financial statements are as follows:

	Three Months Ended March 31, 2020
	Senior Living	Rehabilitation and Wellness Services	Corporate and Other	Total
Total revenues	$276,402	$21,043	$—	$297,445
Operating income (loss)	20,328	3,881	(15,585)	8,624
Income (loss) before income taxes and equity in earnings of an investee	4,735	2,828	(23,364)	(15,801)
Net income (loss)	4,735	2,828	(24,772)	(17,209)

	Three Months Ended March 31, 2019
	Senior Living	Rehabilitation and Wellness Services	Corporate and Other	Total
Total revenues	$345,117	$10,406	$—	$355,523
Operating (loss) income	(7,658)	2,228	(26,407)	(31,837)
(Loss) income before income taxes and equity in earnings of an investee	(26,821)	1,190	(6,498)	(32,129)
Net (loss) income	(28,311)	1,190	(6,094)	(33,215)

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

5. Property and Equipment, net

Property and equipment, net consist of the following:

	March 31, 2020	December 31, 2019
Land	$12,155	$12,155
Buildings and improvements	202,417	201,447
Furniture, fixtures and equipment	57,932	59,174
Property and equipment, at cost	272,504	272,776
Less: accumulated depreciation	(108,230)	(105,529)
Property and equipment, net	$164,274	$167,247

We recorded depreciation expense relating to our property and equipment of $2,701 and $8,165 for the three months ended March 31, 2020 and 2019, respectively.

We review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. If there is an indication that the carrying value of an asset or group of assets is not recoverable, we estimate the recoverability of these assets by comparing projected undiscounted cash flows associated with these assets to their respective historical carrying values. If we conclude that an impairment exists, we determine the amount of impairment loss by comparing the historical carrying value of the asset or group of assets to their estimated fair value. We determine estimated fair value based on input from market participants, our experience selling similar assets, market conditions and internally developed cash flow models that our assets or asset groups are expected to generate, and we consider these estimates to be a Level 3 fair value measurement. As a result of our long-lived assets impairment review, we recorded $3,148 of impairment charges to certain of our long-lived assets for the three months ended March 31, 2019. The fair value of the impaired assets was $4,520 as of March 31, 2019. No impairment charges were recorded for the three months ended March 31, 2020.

As of December 31, 2019, we had $4,813 of net property and equipment classified as held for sale and presented separately in our condensed consolidated balance sheets in connection with the Transaction Agreement. As of March 31, 2020, we did not have net property and equipment classified as held for sale.

6. Accumulated Other Comprehensive Income

The following tables detail the changes in accumulated other comprehensive income, net of tax, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
	Equity Investment of an Investee	Investments	Accumulated Other Comprehensive Income
Balance at January 1, 2020	$(175)	$2,838	$2,663
Cumulative effect adjustment to beginning accumulated deficit and accumulated other comprehensive income in connection with a reclassification of equity investments previously classified as debt investments	—	(1,694)	(1,694)
Unrealized gain on debt investments, net of tax	—	427	427
Realized loss on debt investments reclassified and included in net loss, net of tax	—	(10)	(10)
Balance at March 31, 2020	$(175)	$1,561	$1,386

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31, 2019
	Equity Investment of an Investee	Investments	Accumulated Other Comprehensive Income
Balance at January 1, 2019	$(266)	$2,008	$1,742
Unrealized loss on debt investments, net of tax	—	(205)	(205)
Equity in unrealized gain of an investee, net of tax	65	—	65
Realized gain on debt investments reclassified and included in net loss, net of tax	—	4	4
Balance at March 31, 2019	$(201)	$1,807	$1,606

Accumulated other comprehensive income represents the unrealized gains and losses of our debt investments, net of tax, and our share of other comprehensive income of Affiliates Insurance Company, or AIC. The cost of debt investments sold and for which realized gains and losses are reclassified and included in net loss, net of tax are determined on a specific identification basis. See Note 13 for more information regarding our arrangements with AIC. AIC dissolved on February 13, 2020.

As of January 1, 2020, we reclassified certain of our investments from debt investments to equity investments to reflect the nature of the investment rather than the nature of the securities held by the investment. As a result, we reclassified the related unrealized gain of $1,694 from accumulated other comprehensive income to accumulated deficit on January 1, 2020. See Note 9 for more information regarding these investments.

7.  Income Taxes

We recognized a provision for income taxes of $1,408 and $1,490 for the three months ended March 31, 2020 and 2019, respectively. The provision for income taxes for the three months ended March 31, 2020 is related to federal income taxes, partially offset by a federal alternative minimum tax, or AMT, credit refund benefit and a federal benefit related to lease termination expense, plus state income taxes, including a state valuation allowance. The provision for income taxes for the three months ended March 31, 2019, is due to state income taxes, partially offset by the intraperiod tax allocation benefit related to unrealized gains on available for sale securities.

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

8.  Earnings Per Share

We calculated basic earnings per common share, or EPS, using the weighted average number of shares of our common shares outstanding during the periods. When applicable, diluted EPS reflects the more dilutive earnings per common share amount calculated using the two class method or the treasury stock method. For the three months ended March 31, 2020 and 2019, 123,660 and 108,210 unvested common shares, respectively, were not included in the calculation of diluted EPS because to do so would have been antidilutive.

9.  Fair Values of Assets and Liabilities

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

Recurring Fair Value Measures

The tables below present certain of our assets measured at fair value at March 31, 2020 and December 31, 2019, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

	As of March 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$25,847	$25,847	$—	$—
Investments:
Equity investments(2)
High yield fund(3)	2,608	—	2,608	—
International bond fund(4)	2,742	—	2,742	—
Financial services industry	1,022	1,022	—	—
Healthcare	399	399	—	—
Technology	203	203	—	—
Other(5)	3,904	3,904	—	—
Total equity investments	10,878	5,528	5,350	—
Debt investments(6)
Industrial bonds	1,164	—	1,164	—
Technology bonds	1,952	—	1,952	—
Government bonds	10,063	10,063	—	—
Energy bonds	619	—	619	—
Financial bonds	1,540	—	1,540	—
Other	1,025	—	1,025	—
Total debt investments	16,363	10,063	6,300	—
Total investments	27,241	15,591	11,650	—
Total	$53,088	$41,438	$11,650	$—

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

	As of December 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$27,456	$27,456	$—	$—
Investments:
Equity investments(2)
Financial services industry	1,233	1,233	—	—
Healthcare	395	395	—	—
Technology	281	281	—	—
Other	4,500	4,500	—	—
Total equity investments	6,409	6,409	—	—
Debt investments(6)
High yield fund(3)	2,977	—	2,977	—
International bond fund(4)	2,680	—	2,680	—
Industrial bonds	1,180	—	1,180	—
Technology bonds	2,189	—	2,189	—
Government bonds	9,537	9,537	—	—
Energy bonds	625	—	625	—
Financial bonds(5)	1,853	—	1,853	—
Other	725	—	725	—
Total debt investments	21,766	9,537	12,229	—
Total investments	28,175	15,946	12,229	—
Total	$55,631	$43,402	$12,229	$—

(1)
Cash equivalents consist of short-term, highly liquid investments and money market funds held primarily for obligations arising from our self-insurance programs. Cash equivalents are reported in our condensed consolidated balance sheets as cash and cash equivalents and current and long term restricted cash and cash equivalents. Cash equivalents include $23,300 and $23,014 of balances that are restricted at March 31, 2020 and December 31, 2019, respectively.

(2)
The fair value of our equity investments is readily determinable. During the three months ended March 31, 2020 and 2019, we received gross proceeds of $45 and $1,115, respectively, in connection with the sales of equity investments and recorded gross realized gains totaling $0 and $136, respectively, and gross realized losses totaling $30 and $40, respectively.

(3)
The investment strategy of this fund is to invest principally in fixed income securities. The fund invests in such securities or investment vehicles as it considers appropriate to achieve the fund’s investment objective, which is to provide an above average rate of total return while attempting to limit investment risk by investing in a diversified portfolio of primarily fixed income securities issued by companies with below investment grade ratings. There are no unfunded commitments and the investment can be redeemed weekly. As of January 1, 2020, we reclassified this investment from a debt investment to an equity investment to reflect the nature of the investment rather than the nature of the securities held by the investment.

(4)
The investment strategy of this fund is to invest principally in fixed income securities issued by non-U.S. issuers. The fund invests in such securities or investment vehicles as it considers appropriate to achieve the fund’s investment objective, which is to provide an above average rate of total return while attempting to limit investment risk by investing in a diversified portfolio of U.S. dollar investment grade fixed income securities. There are no unfunded commitments and the investment can be redeemed weekly. As of January 1, 2020, we reclassified this investment from a debt investment to an equity investment to reflect the nature of the investment rather than the nature of the securities held by the investment.

(5)	As of January 1, 2020, we reclassified an investment with a fair value of $286 from a debt investment to an equity investment.

(6)
As of March 31, 2020, our debt investments, which are classified as available for sale, had a fair value of $16,363 with an amortized cost of $15,536; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $834, net of unrealized losses of $7. As of December 31, 2019, our debt investments had a fair value of $21,766 with an amortized cost of $19,662; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $2,114, net of unrealized losses of $10. Debt investments include $12,318 and $12,477 of balances that are restricted as of March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, eight of the investments we held, with a fair value of $1,059, had been in a loss position for less than 12 months and we did not hold any debt investments with a fair value in a loss position for greater than 12 months. We do not believe these investments are impaired primarily because they have not been in a loss position for an extended period of time, the financial conditions of the issuers of these investments remain strong with solid fundamentals as of March 31, 2020, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery, and other factors that support our conclusion

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

that the loss is temporary. During the three months ended March 31, 2020 and 2019, we received gross proceeds of $1,409 and $1,528, respectively, in connection with the sales of debt investments and recorded gross realized gains totaling $10 and $2, respectively, and gross realized losses totaling $0 and $6, respectively. We record gains and losses on the sales of these investments using the specific identification method.

The amortized cost basis and fair value of debt securities at March 31, 2020, by contractual maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$1,503	$1,512
Due after one year through five years	8,702	9,034
Due after five years through ten years	5,331	5,817
Total	$15,536	$16,363

Our financial assets (which include cash equivalents and investments) have been valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. During the three months ended March 31, 2020, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value.

The carrying value of accounts receivable and accounts payable approximates fair value as of March 31, 2020 and December 31, 2019. The carrying value and fair value of our mortgage notes payable were $7,445 and $9,412, respectively, as of March 31, 2020 and $7,533 and $8,861, respectively, as of December 31, 2019, and are categorized in Level 3 of the fair value hierarchy in their entirety. We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.

Non-Recurring Fair Value Measures

We review the carrying value of our long-lived assets, including our right of use assets, property and equipment and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. See Note 5 for more information regarding fair value measurements related to impairments of our long-lived assets we recorded.

10.  Indebtedness

In June 2019, we entered into a second amended and restated credit agreement with Citibank, N.A., as administrative agent and lender, and a syndicate of other lenders pursuant to which we obtained a $65,000 secured revolving credit facility scheduled to mature on June 12, 2021. At our option, we may extend the maturity date for a one year period, which is subject to payment of an extension fee and meeting other conditions.

We paid fees of $1,271 in 2019 in connection with the closing of our credit facility, which these fees were deferred and are being amortized over the initial term of our credit facility. Our credit facility is available for general business purposes, including acquisitions, and provides for the issuance of letters of credit. We are required to pay interest at a rate of LIBOR plus a premium of 250 basis points per annum, or at a base rate, as defined in our credit agreement, plus 150 basis points per annum, on borrowings under our credit facility; the effective annual interest rates, as of March 31, 2020, were 3.49% and 4.75%, respectively. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused portion of the available borrowings under our credit facility. We did not borrow any funds under our credit facility during the three months ended March 31, 2020. The weighted average annual interest rate for borrowings under our prior credit facility was 5.00% for the three months ended March 31, 2019. As of March 31, 2020, we had no borrowings outstanding under our credit facility. As of March 31, 2020, we had letters of credit issued in an aggregate amount of $3,238 and $54,450 available for borrowings under our credit facility. We incurred aggregate interest expense and other associated costs related to our credit facilities of $254 and $772 for the three months ended March 31, 2020 and 2019, respectively.

Our credit facility is secured by real estate mortgages on 11 senior living communities with a combined 1,245 living units owned by certain of our subsidiaries that guarantee our obligations under our credit facility. Our credit facility is also secured by these subsidiaries’ accounts receivable and related collateral. The amount of available borrowings under our credit facility is subject to our having qualified collateral, which is primarily based on the value of the communities securing our

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

obligations under our credit facility. Our credit facility provides for acceleration of payment of all amounts outstanding under our credit facility upon the occurrence and continuation of certain events of default, including a change of control of us, as defined in our credit agreement. Our credit agreement contains financial and other covenants, including those that restrict our ability to pay dividends or make other distributions to our shareholders in certain circumstances.

At March 31, 2020, we had seven irrevocable standby letters of credit outstanding, totaling $28,626. One of these letters of credit in the amount of $25,388, which secures our workers' compensation insurance program, is currently collateralized by approximately $21,707 of cash equivalents and $6,586 of debt and equity investments. This letter of credit currently expires in June 2020 and is automatically extended for one year terms unless notice of nonrenewal is provided by the issuing bank prior to the end of the applicable term. As of May 4, 2020, we have not received a notice of nonrenewal. We expect that our workers' compensation insurance program will require an increase in the amount of this letter of credit in June 2020. At March 31, 2020, the cash equivalents collateralizing this letter of credit, including accumulated interest, were classified as short-term restricted cash and cash equivalents in our condensed consolidated balance sheets, and the debt and equity investments collateralizing this letter of credit are classified as short-term investments in our condensed consolidated balance sheets. The remaining six irrevocable standby letters of credit outstanding at March 31, 2020, totaling $3,238, secure certain of our other obligations. As of March 31, 2020, these letters of credit are scheduled to mature between June 2020 and October 2020 and are required to be renewed annually. As of March 31, 2020, our obligations under these six letters of credit, totaling $3,238, remain issued and outstanding under our credit facility.

At March 31, 2020, one of our senior living communities was encumbered by a mortgage that secured a note. This mortgage note contains standard mortgage covenants. We recorded a discount in connection with the assumption of this mortgage note as part of our acquisition of the community secured by this mortgage in order to record this mortgage note at its estimated fair value. We amortize this discount as an increase in interest expense until the maturity of this mortgage note. This mortgage note requires payments of principal and interest monthly until maturity. The following table is a summary of this mortgage note as of March 31, 2020:

Balance as of March 31, 2020		Contractual Stated Interest Rate	Effective Interest Rate	Maturity Date	Monthly Payment	Lender Type
$7,691	(1)	6.20%	6.70%	September 2032	$72	Federal Home Loan Mortgage Corporation

(1)	Contractual principal payment excluding unamortized discount and debt issuance costs of $246.

We incurred interest expense, net of discount amortization, of $128 and $134 with respect to the mortgage note for the three months ended March 31, 2020 and 2019, respectively. Our mortgage note requires monthly payments into escrows for taxes, insurance and property replacement funds; certain withdrawals from escrows require Federal Home Loan Mortgage Corporation approval.
As of March 31, 2020, we believe we were in compliance with all applicable covenants under our credit facility and mortgage note.

See Note 11 for information regarding the $25,000 credit facility we obtained from DHC on April 1, 2019. The DHC credit facility matured and was terminated on January 1, 2020, in connection with the completion of the Restructuring Transactions. There were no borrowings outstanding under the DHC credit facility at the time of such termination and we did not borrow any funds under the DHC credit facility during its term.

11. Leases and Management Agreements with DHC

As of December 31, 2019, we leased 166 senior living communities from DHC pursuant to five master leases and we managed for DHC's account 78 senior living communities pursuant to management agreements. Effective as of January 1, 2020, we restructured our business arrangements with DHC as further described below, and after giving effect to the Restructuring Transactions, we manage 244 senior living communities for the account of DHC pursuant to the New Management Agreements.

Restructuring our Business Arrangements with DHC. Pursuant to the Transaction Agreement as of the Conversion Time:

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

•	our five then existing master leases with DHC as well as our then existing management and pooling agreements with DHC were terminated and replaced with the New Management Agreements;

•
we completed the Share Issuances pursuant to which we issued 10,268,158 of our common shares to DHC and an aggregate of 16,118,849 of our common shares to DHC’s shareholders of record as of December 13, 2019; and

•
as consideration for the Share Issuances, DHC provided to us $75,000 by assuming certain of our working capital liabilities and through cash payments; we recognized $22,899 in loss on termination of leases, representing the excess of the fair value of the Share Issuances of $97,899 compared to the consideration of $75,000 paid by DHC. As of March 31, 2020, DHC assumed $51,547 of our working capital liabilities. We received cash of $23,453 from DHC subsequent to March 31, 2020.

Also pursuant to the Transaction Agreement: (1) commencing February 1, 2019, the aggregate amount of monthly minimum rent payable to DHC by us under our master leases with DHC was reduced to $11,000, subject to adjustment, and subsequently reduced in accordance with the Transaction Agreement as a result of DHC’s subsequent sales of certain of the leased senior living communities, and no additional rent was payable to DHC by us from such date through the Conversion Time; and (2) as of April 1, 2019, DHC purchased from us $49,155 of unencumbered Qualifying PP&E (as defined in the Transaction Agreement) related to DHC's senior living communities leased and operated by us.

In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to DHC under our then- existing master leases with DHC pursuant to the Transaction Agreement was determined to be a modification of these master leases, and we reassessed the classification of these master leases based on the modified terms and determined that these master leases continued to be classified as long-term operating leases until certain contingent events were achieved. The remaining contingent events were achieved and accordingly, we remeasured the lease liability and right of use asset recorded in our condensed consolidated balance sheets as of December 31, 2019, to zero.

Pursuant to the Transaction Agreement, we agreed to expand our Board of Directors within six months of January 1, 2020, to add an Independent Director (as defined in our Bylaws) reasonably satisfactory to DHC. As a result, on February 26, 2020, our Board of Directors elected Michael E. Wagner, M.D. as an Independent Director.

Pursuant to the New Management Agreements, we will receive a management fee equal to 5% of the gross revenues realized at the applicable senior living communities plus reimbursement for our direct costs and expenses related to such communities, as well as, commencing with the 2021 calendar year, an annual incentive fee equal to 15% of the amount by which the annual EBITDA, of all communities on a combined basis exceeds the target EBITDA for all communities on a combined basis for such calendar year, provided that in no event shall the incentive fee be greater than 1.5% of the gross revenues realized at all communities on a combined basis for such calendar year.

The New Management Agreements expire in 2034, subject to our right to extend them for two consecutive five-year terms if we achieve certain performance targets for the combined managed communities portfolio, unless earlier terminated or timely notice of nonrenewal is delivered. The New Management Agreements provide DHC with the right to terminate any New Management Agreement for a community that does not earn 90% of the target EBITDA for such community for two consecutive calendar years or in any two of three consecutive calendar years, with the measurement period commencing January 1, 2021 (and the first termination not possible until the beginning of calendar year 2023); provided DHC may not in any calendar year terminate communities representing more than 20% of the combined revenues for all communities for the calendar year prior to such termination. Pursuant to a guaranty agreement dated as of January 1, 2020, made by us in favor of DHC’s applicable subsidiaries, we have guaranteed the payment and performance of each of our applicable subsidiary’s obligations under the applicable New Management Agreements.

We recognized transaction costs of $1,095 related to the Transaction Agreement for the three months ended March 31, 2020.

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

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

Senior Living Communities Formerly Leased from DHC. Prior to the Conversion Time, we were DHC's largest tenant and DHC was our largest landlord. Under our prior master leases with DHC, we paid DHC annual rent plus percentage rent equal to 4.0% of the increase in gross revenues at the applicable senior living communities over base year gross revenues as specified in the applicable lease. Pursuant to the Transaction Agreement, we were no longer required to pay any additional rent to DHC beginning February 1, 2019.

Our total rent expense under all of our leases with DHC was $53,782 for the three months ended March 31, 2019, which amount included estimated percentage rent of $1,549 for the three months ended March 31, 2019. Pursuant to the Transaction Agreement, our rent payable to DHC was reduced by a total of $13,840 in aggregate for February and March 2019 and we did not pay such amount to DHC. However, as the Transaction Agreement was not entered into until April 1, 2019, our rent expense for the three months ended March 31, 2019, was not adjusted for the rent reduction for February and March 2019. Instead, the rent reduction for February and March 2019 was determined to be a lease inducement, for which a liability for the $13,840 was recorded as a reduction of the right of use asset on our condensed consolidated balance sheets as of March 31, 2019, and was amortized as a reduction of rent expense over the remaining terms of our master leases.

As of December 31, 2019, we had no outstanding rent obligation to DHC.

Our previously existing leases with DHC were “triple net” leases, which generally required us to pay rent and all property operating expenses, to obtain, maintain and comply with all applicable permits and licenses necessary to operate the leased communities, to indemnify DHC from liability which may arise by reason of its ownership of the communities, to maintain the communities at our expense, to remove and dispose of hazardous substances on the communities in compliance with applicable laws and to maintain insurance on the communities for DHC’s and our benefit.

Prior to the Transaction Agreement, under our previously existing leases with DHC, we could request that DHC purchase certain improvements to the leased communities in return for increases in annual rent in accordance with a formula specified in the applicable lease. Pursuant to the Transaction Agreement, the $22,578 of capital improvements to the leased communities that we sold to DHC during the three months ended March 31, 2019, did not result in increased rent.

In accordance with FASB ASC Topic 840, Leases, the sale and leaseback transaction we completed in June 2016 with DHC qualified for sale-leaseback accounting and we classified the related lease as an operating lease. Accordingly, the gain generated from the sale of $82,644 was deferred and was being amortized as a reduction of rent expense over the initial term of the related lease. Upon our adoption of ASC Topic 842 on January 1, 2019, we recorded a cumulative effect adjustment through retained earnings of $67,473, eliminating our remaining deferred gain.

Senior Living Communities Managed for the Account of DHC and its Related Entities. As of March 31, 2020 and 2019, we managed 244 and 76 senior living communities, respectively, for the account of DHC. We earned management fees of $16,462 and $3,718 from the senior living communities we managed for the account of DHC for the three months ended March 31, 2020 and 2019, respectively. In addition, we earned fees for our management of capital expenditure projects at the communities we managed for the account of DHC of $462 and $195 for the three months ended March 31, 2020 and 2019, respectively. These amounts are included in management fee revenue in our condensed consolidated statements of operations. In connection with the completion of the Restructuring Transactions, effective as of January 1, 2020, we and DHC terminated the long-term management and pooling agreements and replaced them with the New Management Agreements, the terms of which are discussed above.

We also provide certain other services to residents at some of the senior living communities we manage for the account of DHC, such as rehabilitation services. At senior living communities we manage for the account of DHC where we provide rehabilitation services on an outpatient basis, the residents, third party payers or government programs pay us for those rehabilitation services. At senior living communities we manage for the account of DHC where we provide inpatient rehabilitation services, DHC generally pays us for these services and charges for such services are included in amounts charged to residents, third party payers or government programs. We earned revenues of $8,057 and $1,675 for the three months ended March 31, 2020 and 2019, respectively, for rehabilitation services we provided at senior living communities we manage for the account of DHC and that are payable by DHC. These amounts are included in rehabilitation and wellness services in our condensed consolidated statements of operations. Consistent with our historical accounting for these services at our managed communities, the revenues earned at these inpatient clinics that were previously located at senior living communities that we leased from DHC but as of the Conversion Time, we now manage, no longer constitute intercompany revenues and thus will

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

not be eliminated in consolidation and will be recognized and reported as rehabilitation and wellness services revenues in our condensed consolidated statements of operations.

We earned management fees of $127 and $70 for the three months ended March 31, 2020 and 2019, respectively, for management services at a part of a senior living community DHC subleases to an affiliate, which amounts are included in management fee revenue in our condensed consolidated statements of operations.

12. Business Management Agreement with RMR LLC

The RMR Group LLC, or RMR LLC, provides us certain services pursuant to a business management agreement. Pursuant to our business management agreement with RMR LLC, we incurred aggregate fees and certain cost reimbursements payable to RMR LLC of $2,351 and $2,364 for the three months ended March 31, 2020 and 2019, respectively, which amounts include reimbursements for our share of RMR LLC’s costs for providing our internal audit function. These amounts are included in general and administrative expenses in our condensed consolidated statements of operations.

For further information about our relationship with RMR LLC, see our Annual Report.

13. Related Person Transactions

We have relationships and historical and continuing transactions with DHC, RMR LLC and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors and officers who are also our Directors or officers. The RMR Group Inc., or RMR Inc., is the managing member of RMR LLC. The Chair of our Board and one of our Managing Directors, Adam D. Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. Jennifer B. Clark, our other Managing Director and our Secretary, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR LLC and an officer of ABP Trust. Certain of our officers, and DHC’s officers, are also officers and employees of RMR LLC. Some of our Independent Directors also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as the chair of the boards of trustees or boards of directors of several of these public companies and as a managing director or managing trustee of these companies. Other officers of RMR LLC, including Ms. Clark, serve as managing trustees or managing directors of certain of these companies.

DHC. DHC is currently our largest shareholder, owning, as of March 31, 2020, 10,691,658 of our common shares, or 33.9% of our outstanding common shares. We manage for the account of DHC a substantial majority of the senior living communities we operate. RMR LLC provides management services to both us and DHC and Adam Portnoy is chair of the board of trustees and a managing trustee of DHC. Jennifer Clark is a managing trustee and the secretary of DHC. Effective as of January 1, 2020, we completed the Restructuring Transactions, pursuant to which we restructured our existing business arrangements with DHC. See Note 11 for more information regarding our relationships, agreements and transactions with DHC and certain parties related to it and us.

RMR LLC. We have an agreement with RMR LLC to provide business management services to us. See Note 12 for more information regarding our relationship with RMR LLC.

ABP Trust. ABP Trust and its subsidiaries, owned 1,972,783 of our common shares, representing 6.3% of our outstanding common shares as of March 31, 2020.

We lease our headquarters from a subsidiary of ABP Trust. Our rent expense for our headquarters, including utilities and real estate taxes that we pay as additional rent, was $435 and $520 for the three months ended March 31, 2020 and 2019, respectively. The adoption of ASC Topic 842 resulted in the recognition of a lease liability and right of use asset, which amount was $1,215 and $2,119 as of March 31, 2020 and 2019, respectively, with respect to our headquarters lease, using an incremental borrowing rate of 4.4%. The right of use asset has been reduced by the amount of accrued lease payments, which amounts are not material to our condensed consolidated financial statements.

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

We and the other AIC shareholders historically participated in a combined property insurance program arranged and insured or reinsured in part by AIC. The policies under that program expired on June 30, 2019, and we and the other AIC shareholders elected not to renew the AIC property insurance program; we have instead purchased standalone property insurance coverage from unrelated third-party insurance providers.

At both March 31, 2020 and December 31, 2019, our investment in AIC had a carrying value of $298. These amounts are presented as equity investment of an investee in our condensed consolidated balance sheets. We did not recognize any income related to our investment in AIC for the three months ended March 31, 2020, and recognized income of $404 for the three months ended March 31, 2019, which amounts are presented as equity in earnings of an investee in our condensed consolidated statements of operations. Our other comprehensive income for the three months ended March 31, 2019, includes our proportionate part of unrealized gains (losses) on securities that are owned by AIC related to our investment in AIC.

Retirement and Separation Arrangements. In connection with his retirement, we entered into a retirement agreement with our former officer, Bruce J. Mackey Jr. Additionally, we entered into a separation agreement with our former Senior Vice President, Senior Living Operations, R. Scott Herzig. Pursuant to these agreements, we made cash payments of $600 and $510 to Mr. Mackey and Mr. Herzig, respectively, in January 2019. In addition, we made release and transition payments to Mr. Mackey, in cash, totaling $110 and $132 for the three months ended March 31, 2020 and 2019, respectively. The full severance costs for Messrs. Mackey and Herzig were recorded during the fourth quarter of 2018 as they met the criteria in FASB ASC Topic 420, Exit or Disposal Cost Obligations, or ASC Topic 420.

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

15.  Subsequent Events

As of May 5, 2020, we settled all outstanding amounts due from DHC associated with the Share Issuances. See Notes 1 and 11 for more information regarding the Share Issuances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report.

General Industry Trends

We believe that the primary market for senior living services is focused towards individuals age 80 and older, and that the fastest-growing age population is over 85. Also, as a result of medical advances, adults are living longer. Due to these demographic trends, we expect the demand for senior living services to increase in future years. However, in the last ten years, as the senior living industry evolved to serve the growing number of older adults, it has also faced challenges in connection with an economic recession, such as workforce shortages and low retention, occupancy pressures, challenges related to new technology and the increasing desire for a differentiated customer experience.

We are continuing to monitor the risks related to the worldwide pandemic of the disease caused by the novel coronavirus SARS-COV2, or COVID-19, and the impact to our business and the senior living industry as a whole. Our highest priority is maintaining the health and well-being of our residents, clients and team members. As a result, we have, among other steps:

•	restricted access to our senior living communities to only essential visitors and team members;

•	closed 11 of our Ageility clinics for in-person services;

•	limited sales and marketing activities;

•	enhanced infectious disease prevention and control policies, procedures and protocols;

•	provided additional and enhanced training to team members at all levels of the organization; and

•	worked with vendors to ensure adequate supplies and personal protective equipment are available to our communities.

Also in connection with the COVID-19 pandemic, we are experiencing occupancy declines, increased labor costs and increased costs related to medical and sanitation supplies, and expect these negative trends to continue throughout at least the second quarter of 2020.

Additionally, federal, state or local health departments may ban or limit admissions to our senior living communities as a precautionary measure. The pandemic has already resulted in a decline in occupancy at some of our communities and we expect that it will continue to cause declines in occupancy, due to current residents leaving our communities and any continued limitations on new residents moving into our communities. Our revenues are largely dependent on occupancy at our senior living communities and any decline in occupancy adversely impacts our revenues, unless we are able to offset those lost revenues with increased rates we charge our residents and clients or other sources of increased revenues. We have also incurred and will continue to incur significant costs to address COVID-19, which include increased supply costs, including for personal protective equipment, and additional labor costs. The amounts and type of revenue, expense and cash flow impacts resulting from the COVID-19 pandemic will be dependent on a number of factors, including, the speed, depth, geographic reach and duration of the spread of the disease; the legal, regulatory and administrative developments that occur; our infectious disease control and prevention efforts; the duration and severity of the economic downturn in response to the COVID-19 pandemic and the demand for our communities and services. Given the uncertain nature of these circumstances, the impact on our results of operations, cash flows and financial condition cannot be reasonably estimated at this time, but may be substantial.

Continuation or deepening of the current economic downturn, other direct and indirect impacts of the COVID-19 pandemic, softness in the U.S. housing market, higher unemployment, lower levels of consumer confidence, stock market volatility and/or changes in demographics will adversely affect the ability of older adults and their families to afford our charges.

For the past few years, increased access to capital and continued low interest rates appear to have encouraged increased senior living development, particularly in areas where existing senior living communities have historically experienced high occupancies. This has resulted in a significant increase in new senior living community inventory entering the market in recent years. Although new development had been slowing prior to the onset of the COVID-19 pandemic, and the impact of the COVID-19 pandemic and the economic slowdown may further affect new development, the recent increase in

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

new senior living communities prior to the COVID-19 pandemic will have a continuing impact on competition. The new senior living community inventory has increased competitive pressures on us, particularly in certain of our geographic markets, and we expect these challenges to continue for at least the next few years.

During most of 2019 and the first quarter of 2020, low unemployment, the competitive labor market and, in certain jurisdictions, increased minimum wages, caused employment costs to increase, including for salaries, wages and benefits, such as health care benefit coverage, for our employees, which increased our operating expenses and negatively impacted our financial results. In connection with the COVID-19 pandemic, we are incurring increased labor costs as a result of increased overtime pay for employees covering for additional shifts and increased costs associated with employee engagement and retention programs, such as free meals for certain of our employees. We also have increased staffing needs and costs associated with increased personal protective equipment requirements due to the COVID-19 pandemic. During the year ended 2019, we increased our investments in our workforce and we are continuing to focus on enhancing our competitiveness in the marketplace with respect to cash compensation and other benefits.

Transaction Agreement with DHC

On April 1, 2019, we entered into the Transaction Agreement with DHC to restructure our business arrangements with DHC, pursuant to which, effective as of January 1, 2020:

•	our five then existing master leases with DHC as well as our then existing management and pooling agreements with DHC were terminated and replaced with the New Management Agreements;

•
we effected the Share Issuances pursuant to which we issued 10,268,158 of our common shares to DHC and an aggregate of 16,118,849 of our common shares to DHC’s shareholders of record as of December 13, 2019; and

•	as consideration for the Share Issuances, DHC provided to us $75.0 million by assuming certain of our working capital liabilities and through cash payments.

For more information regarding our leases and management agreements and other transactions with DHC, see Notes 1 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Credit Facilities

We have a $65.0 million secured revolving credit facility with a syndicate of lenders that is available for us to use for general business purposes.

For more information regarding our credit facility and our irrevocable standby letters of credit, see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our Revenues

Our revenues are derived from the services we provide to residents at our senior living communities and to older adults through our rehabilitation and wellness clinics, and these revenues are our primary source of cash to fund our operating expenses, including capital expenditures at the communities we own or lease and principal and interest payments on our debt.

At some of our senior living communities (principally our SNFs) and our rehabilitation and wellness clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation and wellness services. We derived approximately 3.6% and 23.6% of our consolidated revenues from these government funded programs during the three months ended March 31, 2020 and 2019, respectively. Our net Medicare revenues totaled $10.1 million and $30.4 million during the three months ended March 31, 2020 and 2019, respectively. Our net Medicaid revenues totaled $0.6 million and $34.9 million during the three months ended March 31, 2020 and 2019, respectively. Our net Medicare and Medicaid revenues have declined significantly due to the SNFs that we previously leased from DHC and now manage, and which received a significant part of their revenue from these resources.

On February 10, 2020, the Trump Administration released its proposed fiscal year 2021 budget. The proposed budget proposed reductions to federal health care spending, including a net $1.6 trillion reduction in health care entitlements over the next decade. We expect that some of the proposed reforms, if implemented, would impact our operations and financial performance. Such proposals include: (1) expansion of value-based payment methodologies in federal healthcare programs; (2) a unified Prospective Payment System for both inpatient and outpatient post-acute care providers that may reduce Medicare

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

payments to inpatient post-acute care providers, including SNFs; and (3) changes to state survey methodology designed to enhance state oversight of long-term care facilities. We cannot predict whether and to what extent the proposed policies will be enacted or what the impact will be on our operations.

Federal agencies have announced intentions to enhance enforcement efforts to improve the quality and safety of care in nursing homes, which will impact our operations and increase our operating costs. For example, in accordance with the previously announced attention by the Centers for Medicare & Medicaid Services, or CMS, regarding overuse of antipsychotics in nursing homes, CMS stated its intention to use civil monetary penalties and denial of Medicare reimbursement to penalize nursing homes that fail to adopt strategies to lower medically-unnecessary use of antipsychotic medications. Further, the U.S. Department of Justice, or DOJ, announced that it is launching a National Nursing Home Initiative to pursue civil and criminal penalties against “nursing homes that provide grossly substandard care to their residents.” The DOJ stated that it would consider a number of factors in identifying problematic nursing homes, including: (1) consistent failure to provide adequate nursing staff; (2) failure to adhere to basic protocols for hygiene and infection control; (3) failure to provide sufficient food to residents; (4) withholding of pain medication; and (5) use of physical or chemical restraints to restrain or sedate residents.

On April 10, 2020, CMS issued a proposed rule updating Medicare payments to SNFs for federal fiscal year 2021, which CMS estimates would increase payments to SNFs by an aggregate of 2.3%, or approximately $784.0 million, compared to federal fiscal year 2020. The proposed rule would also make changes to certain clinical diagnosis codes included in patient case-mix groups, which determine the rate paid under Medicare’s prospective payment system for SNFs known as the Patient Driven Payment Model. Finally, if adopted, the proposed rule would formalize deadlines related to quarterly quality reporting under Medicare’s SNF Value-Based Payment Program, and establish performance periods and performance standards for upcoming program years.

Federal and state governments have taken a number of actions to respond to the COVID-19 pandemic. As noted above, certain of these actions may increase our operational costs or reduce our revenue, while others are designed to alleviate the adverse operational and financial consequences related to the COVID-19 pandemic on operators of post-acute care and senior living facilities like us. Federal actions in response to COVID-19 that may impact our operations and financial performance include, but are not limited to, the following:

•
On March 13, 2020, CMS issued a memorandum that requires nursing homes to follow The Centers for Disease Control and Prevention, or CDC, guidelines to, among other things, limit access to nursing homes by visitors and non-essential personnel, increase the availability of certain supplies, such as hand sanitizer and personal protective equipment, and cancel all communal activities and communal dining. On March 23, 2020, CMS issued guidance that temporarily amended the state survey inspection process for nursing homes to target and assess compliance with CDC-recommended infection control measures. The new state survey process prioritizes complaint inspections, targeted infection control inspections and self-assessments of nursing homes, and suspends standard and revisit inspections of nursing homes. On April 2, 2020, CMS issued further guidance instructing nursing homes to immediately implement symptom screening for all staff, residents and visitors, and ensure staff are using appropriate personal protective equipment when interacting with residents. The guidance also suggests that nursing homes use separate staffing teams for residents who have tested positive for COVID-19 and those who have tested negative for COVID-19.

•
The Secretary of the U.S. Department of Health and Human Services has waived certain Medicare requirements applicable to long-term care facilities, including SNFs. Under the March 13, 2020 waiver: (1) the requirement that covered SNF care be preceded by an inpatient hospital stay of at least three days’ duration is waived for those Medicare beneficiaries who need to be transferred as a result of the COVID-19 pandemic; (2) SNF coverage is renewed for certain Medicare beneficiaries who have recently exhausted SNF benefits; and (3) the deadlines for performance of clinical assessment of SNF residents and submission of such clinical assessment data are waived. The Secretary also subsequently waived certain requirements related to the submission of staffing data, pre-admission screenings, in-person resident groups, certain nurse aide training, and long-term care facility transfer and discharge protocols. Further, given the need for surge capacity overall and the need to isolate residents who have been or may be affected by the COVID-19 pandemic, the Secretary waived certain physical environment requirements to allow for non-SNF buildings to be temporarily certified and for non-resident rooms to be used for patient care. Finally, CMS waived the requirement for physicians and non-physician practitioners to perform in-person visits for residents and to allow visits to be conducted, as appropriate, via telehealth options. These waivers are retroactive to March 1, 2020, and are in effect through the end of the National Emergency.

•
The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020. In addition to broad-based public and private financial relief, the CARES Act included a number of measures intended to assist the healthcare industry, including changes to the Medicare accelerated and advance payment program, which is a

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

program that offers expedited Medicare payments to eligible healthcare providers when there is a disruption in claims submission or claims processing. The CARES Act expanded the Medicare accelerated and advanced payment program to: (1) cover all Medicare-enrolled providers; (2) increase prepayment amounts from 70% to 100%; (3) increase the length of time covered by accelerated payments from three months to six months; and (4) delay due dates and date of recoupment for outstanding balances. CMS announced the implementation of these measures on March 28, 2020. The CARES Act temporarily suspended 2% Medicare sequestration payment reductions from May 1, 2020 through December 31, 2020. The CARES Act also delayed the expiration of the Money Follows the Person Program to November 30, 2020. The Money Follows the Person Program provides states enhanced federal matching funds for services to support the movement of seniors and people with disabilities from institutional care to home-based care.

In addition to federal measures, many states have taken actions to waive or modify healthcare laws or regulations and Medicaid reimbursement rules. Both state and federal waivers and other temporary actions in response to the COVID-19 pandemic are expected to last throughout the National Emergency, the duration of which is currently unknown. Additional measures may be taken prior to and after the conclusion of the National Emergency to alleviate the economic impact of the COVID-19 pandemic. Governmental responses to COVID-19 are rapidly evolving, and it is not yet known what the duration or impact of such responses will be. As noted above, we have experienced continued declines in occupancy in our senior living communities as a result of efforts to control the risks posed by the COVID-19 pandemic and the further impact of these efforts is unclear. Further, we have incurred costs and will continue to incur costs, which may be significant, to address COVID-19, which include incremental supply costs, preventative and responsive costs and additional labor costs.

In addition to the responses to the COVID-19 pandemic discussed above, shifting policy priorities, the current and projected federal budget deficit, other federal spending priorities and challenging fiscal conditions in some states, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates, state Medicaid rates and federal payments to states for Medicaid programs. We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate changes or other changes that may be implemented, but we believe that some of these changes will cause these government funded healthcare programs to fail to provide rates that match our increasing expenses, and that such changes may be material and adverse to our operations and to our future financial results of operations.

For further information regarding government healthcare funding and regulation and the possible impact on us and our business, revenues and operations, see the sections captioned “Business-Government Regulation and Reimbursement” in Part I, Item I and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Our Revenues” in Part II, Item 7 of our Annual Report.

Results of Operations

As of March 31, 2020, we operated in two reportable segments: senior living and rehabilitation and wellness services. In the senior living segment, we manage for the account of others and operate for our own account, respectively, independent living communities, assisted living communities, continuing care retirement communities, SNFs and active adult communities that are subject to centralized oversight and provide housing and services to older adults. In the rehabilitation and wellness services reporting segment, we provide therapy services, including physical, occupational, speech and other specialized therapy services, in the inpatient setting and in outpatient clinics.

All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation, professional and general liability and certain automobile insurance programs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key Statistical Data For the Three Months Ended March 31, 2020 and 2019:
The following tables present a summary of our operations for the three months ended March 31, 2020 and 2019 (dollars in thousands, except average monthly rate):

	Three Months Ended March 31,		Increase/(Decrease)
	2020	2019	Amount	Percent
Revenues:
Senior living	$21,338	$266,529	$(245,191)	(92.0)%
Management fees	17,051	3,983	13,068	328.1%
Rehabilitation and wellness services	21,043	10,406	10,637	102.2%
Total management and operating revenues	59,432	280,918	(221,486)	(78.8)%
Reimbursed community-level costs incurred on behalf of managed communities	232,016	74,605	157,411	211.0%
Other reimbursed expenses	5,997	—	5,997	n/m
Total revenues	297,445	355,523	(58,078)	(16.3)%

Operating expenses:
Senior living wages and benefits	10,202	136,841	(126,639)	92.5%
Other senior living operating expenses	3,294	75,737	(72,443)	95.7%
Rehabilitation and wellness services expenses	16,566	7,820	8,746	(111.8)%
Community-level costs incurred on behalf of managed communities	232,016	74,605	157,411	(211.0)%
General and administrative	22,865	26,502	(3,637)	13.7%
Rent	1,177	54,542	(53,365)	97.8%
Depreciation and amortization	2,701	8,165	(5,464)	66.9%
Long-lived asset impairment	—	3,148	(3,148)	100.0%
Total operating expenses	288,821	387,360	(98,539)	(25.4)%

Operating income (loss)	8,624	(31,837)	40,461	n/m

Interest, dividend and other income	339	156	183	117.3%
Interest and other expense	(382)	(906)	524	57.8%
Unrealized (loss) gain on equity investments	(1,462)	366	(1,828)	(499.5)%
Realized (loss) gain on sale of debt and equity investment, net of tax	(21)	92	(113)	n/m
Loss on termination of leases	(22,899)	—	(22,899)	n/m

Loss before income taxes and equity in earnings of an investee	(15,801)	(32,129)	16,328	50.8%
Provision for income taxes	(1,408)	(1,490)	82	5.5%
Equity in earnings of an investee	—	404	(404)	(100.0)%
Net loss	$(17,209)	$(33,215)	$16,006	48.2%

Owned and leased communities:
Number of communities (end of period)	24	208	(184)	(88.5)%
Number of living units (end of period) (1)	2,312	22,190	(19,878)	(89.6)%
Occupancy %	81.3%	82.9%	(1.6)%	n/m
RevPAR (2)	$2,938	$3,995	$(1,057)	(26.5)%

Managed communities:
Number of communities (end of period)	244	76	168	221.1%
Number of living units (end of period) (1)	28,960	9,766	19,194	196.5%
Occupancy %	82.6%	86.3%	(3.7)%	n/m
RevPAR (2)	$3,820	$3,688	$132	3.6%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31,		Increase/(Decrease)
	2020	2019	Amount	Percent
Rehabilitation and wellness services:
Number of inpatient clinics	41	46	(5)	(10.9)%
Number of outpatient clinics	203	137	66	48.2%
Total clinics	244	183	61	33.3%

n/m - not meaningful
(1) Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(2) RevPAR, or average monthly senior living revenue per available unit, is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of available units for the period, divided by the number of months in the period.
Comparable communities (senior living communities that we have continuously owned, continuously leased or continuously managed since January 1, 2019) (dollars in thousands, except average monthly rate):

	Three Months Ended March 31,		Increase/(Decrease)
	2020	2019	Amount	Percent
Revenues:
Senior living	$20,671	$20,849	$(178)	(0.9)%
Management fees	5,560	3,983	1,577	39.6%
Rehabilitation and wellness services	17,216	10,741	6,475	60.3%
Reimbursed community-level costs incurred on behalf of managed communities	73,702	73,668	34	—%
Senior living wages and benefits	9,911	9,867	44	(0.4)%
Other senior living operating expenses	895	5,709	(4,814)	84.3%
Rehabilitation and wellness services expenses	13,784	8,146	5,638	(69.2)%

Owned and leased communities:
Number of communities (end of period)	24	24	—	—%
Number of living units (end of period) (1)	2,312	2,312	—	—%
Occupancy %	81.3%	81.6%	(0.3)%	n/m
RevPAR (1)(2)	$2,930	$2,952	(22)	(0.7)%

Managed communities:
Number of communities (end of period)	76	76	—	—%
Number of living units (end of period) (1)	9,847	9,766	81	0.8%
Occupancy %	83.7%	86.3%	(2.6)%	n/m
RevPAR (1)(2)	$3,596	$3,688	(92)	(2.5)%

Rehabilitation and wellness services:
Number of inpatient clinics	41	41	—	—%
Number of outpatient clinics	134	134	—	—%
Total clinics	175	175	—	—%

n/m - not meaningful
(1) Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(2) RevPAR, or average monthly senior living revenue per available unit, is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of available units for the period, divided by the number of months in the period.

The following is a discussion of our operating results for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Senior living revenues. The decrease in senior living revenues is due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement, effective January 1, 2020. The Transaction Agreement did not impact senior living revenue at our comparable communities. The decrease in senior living revenues at our comparable communities was primarily due to the decrease in occupancy and average monthly rate.

Management fees. The increase in management fees is primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement. Management fees increased $11.3 million due to the increase in senior living communities we manage for the account of DHC from 76 to 244. The remaining increase is primarily due to the New Management Agreements, under which we receive a management fee equal to 5% of the gross revenues realized at senior living communities managed and 3% of the costs of construction projects we manage for the account of DHC. Prior to the Transaction Agreement, our management fee for 46 previously managed communities was equal to 3% of the gross revenues realized at those senior living communities and 3% of the costs of construction projects we managed for the account of DHC. The increase in management fees at our comparable communities was primarily due to the two percentage point rate increase from the New Management Agreements and the construction management fee that we began earning on construction projects we manage effective January 1, 2020.

Rehabilitation and wellness services. The increase in rehabilitation and wellness services revenue is due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement and growth of our business. Rehabilitation and wellness services revenue for the three months ended March 31, 2019 excluded $6.9 million related to inpatient clinics at communities we previously leased from DHC. Prior to the effective date of the Transaction Agreement, this revenue was eliminated in consolidation pursuant to GAAP. The remaining increase was primarily due to 66 net new clinics we opened from April 1, 2019 to March 31, 2020. The increase in rehabilitation and wellness services revenue at our comparable communities was due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement and the change for how those revenues are accounted for as a result.

Reimbursed community-level costs incurred on behalf of managed communities. The increase in reimbursed community-level costs incurred on behalf of managed communities was primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement, resulting in the increase in senior living communities managed for the account of DHC.

Other reimbursed expenses. Other reimbursed expenses represent reimbursements that arise from certain centralized services we provide pursuant to the New Management Agreements.

Senior living wages and benefits. The decrease in senior living wages and benefits is primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement. Senior living wages and benefits related to communities previously leased to DHC are reimbursed community-level costs incurred on behalf of managed communities effective January 1, 2020, pursuant to the New Management Agreements.

Other senior living operating expenses. Other senior living operating expenses are comprised of utilities, housekeeping, dietary, repairs and maintenance, insurance and community-level administrative costs. The decrease in other senior living operating expenses is primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement. Other senior living operating expenses related to communities previously leased to DHC are reimbursed community-level costs incurred on behalf of managed communities effective January 1, 2020, pursuant to the New Management Agreements. The decrease in other senior living operating expenses at our comparable communities is primarily due to lower repairs and maintenance, reduction in consulting and other purchased service expenses associated with our 2019 strategic sourcing investment program and costs associated with our self-insurance obligations.

Rehabilitation and wellness services expenses. The increase in rehabilitation and wellness services expenses is primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement and growth of our business. Rehabilitation and wellness services expenses for the three months ended March 31, 2019 excluded $6.9 million related to inpatient clinics at communities we previously leased from DHC. Prior to the effective date of the Transaction Agreement, these expenses were eliminated in consolidation pursuant to GAAP. The remaining increase of $1.8 million was primarily due to 66 net new clinics we opened from April 1, 2019 to March 31, 2020.

General and administrative. The decrease in general and administrative expenses is primarily due to a decrease of $6.6 million in transaction costs incurred in connection with the Restructuring Transactions, partially offset by increased costs

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

of $3.2 million during the three months ended March 31, 2020, for certain centralized services we provide pursuant to the New Management Agreements.

Rent. The decrease in rent expense is due to the termination of our master leases for the senior living communities that we previously leased from DHC, which were replaced with the New Management Agreements, pursuant to the Transaction Agreement.

Depreciation and amortization. The decrease in depreciation and amortization is primarily due to the sale of approximately $110.0 million of fixed assets and improvements to DHC during 2019.

Long-lived asset impairment. For the three months ended March 31, 2019, we recorded non-cash charges related to long-lived asset impairments of $3.1 million to reduce the carrying value of certain of our long-lived assets to their estimated fair values. No impairment charges were recorded for three months ended March 31, 2020.

Interest, dividend and other income. The increase in interest, dividend and other income is primarily due to increased amounts of interest earned on our cash and cash equivalents.

Interest and other expense. The decrease in interest and other expense is primarily due to increased amounts of interest incurred on borrowings under our credit facility during the first quarter of 2019. We did not borrow any funds under our credit facility in the three months ended March 31, 2020.

Unrealized (loss) gain on equity investments. Unrealized (loss) gain on equity investments represents adjustments made to our investments in equity securities to record amounts to fair value.

Realized (loss) gain on sale of debt and equity investments. Realized (loss) gain on sale of debt and equity investments represents our realized gain (loss) on investments, net of applicable taxes.

Loss on termination of leases. Loss on termination of leases represents the excess of the fair value of the Share Issuances of $97.9 million compared to the consideration of $75.0 million paid by DHC.

Provision for income taxes. For the three months ended March 31, 2020 and 2019, we recognized a provision for income taxes of $1.4 million and $1.5 million, respectively. The provision for income taxes for the three months ended March 31, 2020 is related to federal income taxes, partially offset by a federal AMT credit refund benefit and a federal benefit related to lease termination expense, plus state income taxes, including a state valuation allowance. The provision for income taxes for the three months ended March 31, 2019, is due to state income taxes, partially offset by the intraperiod tax allocation benefit related to unrealized gains on available for sale securities.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC, which was dissolved on February 13, 2020.

Liquidity and Capital Resources

We require cash to fund our operating expenses, to make capital expenditures and to service debt obligations. As of March 31, 2020, we had $36.6 million of unrestricted cash and cash equivalents. As of March 31, 2020 and December 31, 2019, we had current assets of $148.6 million and $143.4 million, respectively, and current liabilities of $84.0 million and $164.3 million, respectively.

In addition, on January 1, 2020, in connection with the Restructuring Transactions, we issued 10,268,158 of our common shares to DHC and an aggregate of 16,118,849 of our common shares to DHC’s shareholders of record as of December 13, 2019. As consideration for the Share Issuances, DHC provided to us $75.0 million by assuming certain of our working capital liabilities and through cash payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a summary of cash flows from operating, investing and financing activities, as reflected in our condensed consolidated statements of cash flows:

	Three Months Ended March 31,
(in thousands)	2020	2019	$ Change	% Change
Net cash provided by operating activities	$9,795	$8,335	$1,460	(17.5)%
Net cash (used in) provided by investing activities	(3,751)	11,694	(15,445)	(132.1)%
Net cash used in financing activities	(654)	(91)	(563)	618.7%
Net increase in cash and cash equivalents and restricted cash and cash equivalents	5,390	19,938	(14,548)	(73.0)%
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	56,979	50,155	6,824	13.6%
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$62,369	$70,093	$(7,724)	(11.0)%

The increase in cash flows provided by operating activities for the three months ended March 31, 2020, compared to the same period in 2019 is primarily the result of changes in working capital. The decrease in cash flows provided by investing activities for the three months ended March 31, 2020, compared to the same period in 2019 is primarily due to a decrease in proceeds earned from the sale of property and equipment to DHC of $19.9 million, partially offset by a decrease in the acquisition of property and equipment of $5.7 million during the three months ended March 31, 2020, compared to the same period in 2019. The increase in net cash used in financing activities for the three months ended March 31, 2020, compared to the same period in 2019 is primarily due to $0.6 million in fees paid in connection with the Share Issuances.

We believe we have adequate financial resources from our existing cash flows from operations, together with cash on hand and amounts available under our credit facility to support our business for at least the next twelve months.

Our liquidity and capital funding requirements depend on numerous factors, including our operating results, our capital expenditures, general economic conditions and the cost of capital. Shortfalls in cash flows from operating results or other principal sources of liquidity may have an adverse impact on our ability to execute on our strategy or to maintain capital spending levels.

We are closely monitoring the effect of the pandemic on our liquidity. We currently expect to use cash balances to fund our future operations, capital expenditures, fixed debt obligations as well as investments in diversifying our service offerings to diversify our revenue streams. DHC funds the operating and capital expenses for the senior living communities we manage for DHC. We may borrow funds from our credit facility from time to time. We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out this intention. However, it is uncertain what the duration and severity of the current economic impact resulting from the COVID-19 pandemic will be. A long, protracted and extensive economic recession may cause a decline in financing availability and increased costs for financings. Further, such conditions could also disrupt capital markets and limit our access to financing from public sources.

Insurance

Increases over time in the cost of insurance, especially professional and general liability insurance, workers’ compensation and employee health insurance, have had an adverse impact upon our results of operations. Although we self-insure a large portion of these costs, and also require residents in our senior living communities to buy insurance directly or reimburse us for insurance that we purchase, our costs have increased as a result of the higher costs that we incur to settle claims and to purchase insurance for claims in excess of the self-insured amounts. These increased costs may continue in the future. We previously participated with other companies to which RMR LLC provides management services in a combined property insurance program through AIC. The policies under that program expired on June 30, 2019, and we and the other AIC shareholders elected not to renew the AIC property insurance program; we instead have purchased standalone property insurance coverage with unrelated third party insurance providers.

For more information about our existing insurance see “Business—Insurance” in Part I, Item I of our Annual Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Arrangements

At March 31, 2020, we had seven irrevocable standby letters of credit outstanding, totaling $28.6 million. One of these letters of credit in the amount of $25.4 million, which secures our workers' compensation insurance program, is currently collateralized by approximately $21.7 million of cash equivalents and $6.6 million of debt and equity investments. This letter of credit currently expires in June 2020 and is automatically extended for one year terms unless notice of nonrenewal is provided by the issuing bank prior to the end of the applicable term. We expect that our workers' compensation insurance program will require an increase in the amount of this letter of credit in June 2020. At March 31, 2020, the cash equivalents collateralizing this letter of credit, including accumulated interest, were classified as short-term restricted cash and cash equivalents in our condensed consolidated balance sheets, and the debt and equity investments collateralizing this letter of credit are classified as short-term investments in our condensed consolidated balance sheets. The remaining six irrevocable standby letters of credit outstanding at March 31, 2020, totaling $3.2 million, secure certain of our other obligations. As of March 31, 2020, these letters of credit are scheduled to mature between June 2020 and October 2020 and are required to be renewed annually.

Debt Financings and Covenants

We have a $65.0 million secured revolving credit facility that is available for general business purposes. Our credit facility matures in June 2021, and, subject to our payment of an extension fee and meeting other conditions, we have the option to extend the stated maturity date of our credit facility for a one-year period. We are required to pay interest at a rate of LIBOR plus a premium of 250 basis points per annum, or at a base rate, as defined in the credit agreement governing our credit facility, plus 150 basis points per annum, on borrowings under our credit facility; the annual interest rates as of March 31, 2020, were 3.49% and 4.75%, respectively. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the available borrowings under our credit facility. No principal repayment is due until maturity.

Our credit facility is secured by real estate mortgages on 11 senior living communities with a combined 1,245 living units owned by certain of our subsidiaries that guarantee our obligations under our credit facility. Our credit facility is also secured by these subsidiaries’ accounts receivable and related collateral. The amount of available borrowings under our credit facility is subject to our having qualified collateral, which is primarily based on the value of the communities securing our obligations under our credit facility. Our credit facility provides for acceleration of payment of all amounts outstanding under our credit facility upon the occurrence and continuation of certain events of default, including a change of control of us, as defined in our credit agreement. Our credit agreement contains financial and other covenants, including those that restrict our ability to pay dividends or make other distributions to our shareholders in certain circumstances.

At March 31, 2020, we had seven irrevocable standby letters of credit outstanding, totaling $28.6 million, as more fully described above under the heading “—Off-Balance Sheet Arrangements.”

We also have a mortgage note of $7.4 million as of March 31, 2020, that we assumed in connection with a previous acquisition of a senior living community. Payments of principal and interest are due monthly under this mortgage debt until maturity in September 2032. The annual interest rate on this mortgage debt was 6.20% as of March 31, 2020.

As of March 31, 2020, we had no borrowings outstanding under our credit facility and $3.2 million in letters of credit issued under our credit facility, and $54.5 million of availability for further borrowing under our credit facility, and we had $7.4 million in an outstanding mortgage note. As of March 31, 2020, we believe we were in compliance with all applicable covenants under our debt agreements.

For more information regarding our debt financings and covenants, see Note 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Related Person Transactions

We have relationships and historical and continuing transactions with DHC, RMR LLC, ABP Trust and others related to them. For example: DHC is our former parent company, our former largest landlord, the owner of the senior living communities that we manage and our largest shareholder, owning as of March 31, 2020, 33.9% of our outstanding common shares, and with which we restructured our business arrangements as of January 1, 2020 pursuant to the Transaction Agreement; Adam Portnoy, the Chair of our Board of Directors and one of our Managing Directors, is the sole trustee, an officer and the controlling shareholder of ABP Trust and he is also a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR LLC and the chair of the board of trustees and a managing trustee of DHC; Jennifer Clark, our other Managing Director and Secretary, is a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer of ABP Trust, an officer and employee of RMR LLC and a managing trustee and secretary of DHC; various services we require to operate our business are provided to us by RMR LLC pursuant to our business management agreement with RMR LLC and RMR LLC also provides management services to DHC and DHC’s officers are officers and employees of RMR LLC; RMR LLC employs our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer; Adam Portnoy, directly and indirectly through ABP Trust and its subsidiaries, is a significant stockholder of us, beneficially owning approximately 6.3% of our outstanding common shares as of March 31, 2020; a subsidiary of ABP Trust is also the landlord for our headquarters; and Adam Portnoy, through ABP Trust, is also the controlling shareholder of RMR Inc., which is the managing member of RMR LLC. We have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and some of which have directors, trustees or officers who are also directors, trustees or officers of us, DHC, RMR LLC or RMR Inc. and some of our Directors and officers serve as trustees, directors or officers of these companies.

For further information about these and other such relationships and related person transactions, see Notes 11, 12 and 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our prior leases, forms of management agreements and related pooling and omnibus agreements with DHC, the Transaction Agreement, our business management agreement with RMR LLC, and our headquarters lease with a subsidiary of ABP Trust, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

Seasonality

Revenues derived from our senior living and managed communities are subject to modest effects of seasonality, which we experience in certain regions more than others, due to weather patterns, geography and higher incidence and severity of flu and other illnesses during winter months. We do not expect these seasonal differences to cause material fluctuations in our revenues or operating cash flows. It is uncertain what the long-term survival, recurrence and resurgence of COVID-19 will be, including whether it will weaken, transform or otherwise become a common seasonal virus, which may change or amplify seasonal aspects and affects on our business.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, "will", "may" and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:

•	The continued impact of the COVID-19 pandemic on our and DHC's business, results, operations and liquidity, and the impact of the COVID-19 pandemic on the senior living industry in general,

•	Our ability to operate our senior living communities profitably,

•	Our ability to grow revenues at the senior living communities we manage and to increase the fees we earn from managing senior living communities,

•	Our expectation to focus our expansion activities on internal growth from our existing senior living communities and the ancillary services that we may provide,

•
Our ability to increase the number of senior living communities we operate and residents we serve, and to grow our other sources of revenues, including rehabilitation and wellness services and other services we may provide,

•
Whether the aging U.S. population and increasing life spans of older adults will increase the demand for senior living communities, health and wellness service clinics and other healthcare related properties and services,

•	Our ability to comply and to remain in compliance with applicable Medicare, Medicaid and other federal and state regulatory, rulemaking and rate setting requirements,

•	Our expectations regarding any increases to the amounts of our letters of credit,

•	Our ability to access or raise debt or equity capital, and

•	Other matters.

Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, cash flows, liquidity and prospects include, but are not limited to:

•	The impact of conditions in the economy and the capital markets on us and our residents and other customers,

•	Competition within the senior living and other health and wellness related services businesses,

•	Older adults delaying or forgoing moving into senior living communities or purchasing health and wellness services from us,

•	Increases in our labor costs or in costs we pay for goods and services,

•	Increases in tort and insurance liability costs,

•	Our operating leverage,

•	Actual and potential conflicts of interest with our related parties, including our Managing Directors, DHC, RMR LLC, ABP Trust and others affiliated with them,

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

•	Our exposure to litigation and regulatory and government proceedings due to the nature of our business,

•	Continued efforts by third-party payers to reduce costs, and

•	Acts of terrorism, outbreaks or continuations of public health crises, including COVID-19, or other manmade or natural disasters beyond our control.

For example:

•
Challenging conditions in the senior living industry continue to exist and our business and operations remain subject to substantial risks, many of which are beyond our control. As a result, our operations may not be profitable in the future and we may realize losses,

•	We may not successfully execute our strategic growth initiatives,

•
Our ability to operate senior living communities profitably and increase the revenues generated by us depends upon many factors, including our ability to integrate new communities into our existing operations, as well as some factors that are beyond our control, such as the demand for our services arising from economic conditions generally and competition from other providers of services to older adults. We may not be able to successfully integrate, operate, compete and profitably manage our senior living communities,

•
We expect to enter management arrangements with DHC for additional senior living communities that DHC owns or may acquire in the future. However, we cannot be sure that we will enter any additional management arrangements with DHC,

•
Our belief that the aging of the U.S. population and increasing life spans of older adults will increase demand for senior living communities and services may not be realized or may not result in increased demand for our services,

•
Our investments in our workforce and continued focus on reducing our employee turnover level by enhancing our competitiveness in the marketplace with respect to cash compensation and other benefits may not be successful and may not result in the benefits we expect to achieve through such investments,

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

•
At March 31, 2020, we had $36.6 million of unrestricted cash and cash equivalents. As of March 31, 2020, we had no borrowings under our $65.0 million credit facility, letters of credit issued in an aggregate amount of $3.2 million and $54.5 million available for borrowing under our credit facility. In addition, we believe that we have adequate financial resources to fund our business for at least the next 12 months. However, we have incurred and may continue to incur operating losses and have a large accumulated deficit. Moreover, certain aspects of our operations and future growth we may pursue in our business may require significant amounts of working cash and require us to make significant capital expenditures. Further, the impact of the COVID-19 pandemic and resulting economic conditions has adversely impacted us and will likely continue to do so. As a result, we may not have sufficient cash liquidity,

•	Actual costs under our credit facility will be higher than LIBOR plus a premium because of other fees and expenses associated with our credit facility,

•
The amount of available borrowings under our credit facility is subject to our having qualified collateral, which is primarily based on the value of the assets securing our obligations under our credit facility. Accordingly, the availability of borrowings under our credit facility at any time may be less than $65.0 million. Also, the availability of borrowings under our credit facility is subject to our satisfying certain financial covenants and other conditions that we may be unable to satisfy,

•
We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not be able to successfully carry out this intention. Further, market disruptions, such as may be caused and continued by the COVID-10 pandemic and the current economic conditions, may significantly limit our availability to capital.

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

•
We believe that our relationships with our related parties, including DHC, RMR LLC, ABP Trust and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize,

•
Our senior living communities are subject to extensive government regulation, licensure and oversight. We sometimes have regulatory issues in the operation of our senior living communities and, as a result, some of our communities may periodically be prohibited from admitting new residents, or our license to continue operations at a community may be suspended or revoked. Also, operating deficiencies or a license revocation at one or more of our senior living communities may have an adverse impact on our ability to operate, obtain licenses for, or attract residents to, our other communities, and

•
We expect that the COVID-19 pandemic will continue to adversely affect our business, operating results and financial condition, including by decreasing the occupancy of our senior living communities, causing staffing and supply shortages and increasing the costs of operating our senior living facilities.

Currently, unexpected results could occur due to many different circumstances, some of which are beyond our control, such as acts of terrorism, natural disasters, epidemics and other widespread illnesses, changed Medicare or Medicaid rates, new legislation, regulations or rule making affecting our business, or changes in capital markets or the economy generally.

The information contained elsewhere in this Quarterly Report on Form 10-Q or in our other filings with the SEC, including under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report, or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our filings with the SEC are available on the SEC’s website at www.sec.gov.

You should not place undue reliance upon our forward-looking statements.

Except as required by law, we do not intend to update or change any forward-looking statements as a result of new information, future events or otherwise.

PART II.  Other Information

Item 1A. Risk Factors

Our business faces many risks, a number of which are described under the caption “Risk Factors” in our Annual Report. The COVID-19 pandemic and its aftermath may subject us to additional risks that are described below. The risks described in our Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and below, and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

We expect the COVID-19 pandemic may materially and adversely affect our business, operations, financial results and liquidity and its duration is unknown.

COVID-19 has been declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. COVID-19 has had a devastating impact on the global economy, including the U.S. economy, and has resulted, or is expected to result, in a global economic recession.

These conditions may materially and adversely impact our business, results of operations and liquidity, including reducing occupancy at our senior living communities, increasing the cost of operations or necessitating the closure of our facilities. Occupancy at our senior living communities has experienced continual declines during the COVID-19 pandemic so far and we expect continuing declines over a sustained period of time will likely have a significant impact on financial results. Although we have not experienced a significant change in the rates we charge residents to date as a result of the COVID-19 pandemic, that could change in the future if the pandemic continues or economic conditions worsen. We earn management fees based on a percentage of revenues generated at the senior living communities that we manage; therefore, declines in occupancy, without sufficient offsets from increased rates or other revenues, and vice versa, will reduce the management fees we earn. In addition, the COVID-19 pandemic may further adversely impact our business by causing a temporary hold on new residents, by disrupting or delaying production and delivery of materials we need to operate our senior living communities or by causing staffing shortages in those communities. Additionally, the COVID-19 pandemic could significantly increase the operating costs for our senior living communities, including our need to increase staffing or pay overtime, to obtain personal protective equipment, to incorporate enhanced disinfection measures and to implement quarantines for residents. For the communities we manage on behalf of DHC, the operating costs would be borne by DHC. However, those costs may reduce the earnings of those senior living communities and thereby reduce our ability to earn incentive fees. Moreover, for senior living communities we own and lease, we would incur these costs, which would reduce our earnings from those communities.

Our ability to operate our senior living communities may be impaired if we are unable to secure the necessary staffing and supplies, such as a result of illness of staff, shortages of supplies due to supply chain or production challenges, or for other reasons. Additionally, downturns or stagnation in the U.S. housing market as a result of an economic downturn due to the COVID-19 pandemic and its aftermath could adversely affect the ability, or perceived ability, of seniors to afford the resident fees at our senior living communities as prospective residents may use the proceeds from the sale of their homes to cover the cost of such fees.

In addition, the COVID-19 pandemic has significantly adversely impacted our Ageility business, resulting in our closing certain of our outpatient clinics for an undetermined period. Additionally, we have significantly reduced the number of new clinics we plan to open during 2020. As a result, revenues from our Ageility business have declined and we expect those declines to continue as a result of the COVID-19 pandemic and the resulting economic conditions.

We cannot predict the extent and duration of the COVID-19 pandemic or the severity and duration of its economic impact, but we expect it will be substantial. Potential consequences of the current unprecedented measures taken in response to the spread of COVID-19, and current market disruptions and volatility affecting us include, but are not limited to:

•
the current low market price of our common stock may continue for an indefinite period and could decline further, and if it does, we may fail to satisfy Nasdaq listing requirements to maintain the listing of our shares on Nasdaq;

•
our inability to comply with certain financial covenants, or to pay interest and principal when due, under any outstanding debt we may have that could result in our defaulting under our credit agreement and the possible loss of our revolving credit facility;

•	our inability to access debt and equity capital on attractive terms, or at all;

•	increased risk of default or bankruptcy;

•	increased risk of our inability to weather an extended cessation of normal economic activity and thereby impairing our ability to continue functioning as a going concern;

•	our inability to operate our businesses if the health of our management personnel and other employees is affected, particularly if a significant number of individuals are impacted; and

•	reduced economic demand resulting from mass employee layoffs or furloughs in response to governmental action taken to slow the spread of COVID-19, which could impact our continued viability.

Further, the extent and strength of any economic recovery after the COVID-19 pandemic abates is uncertain and subject to various factors and conditions. Our business, operations and financial position may continue to be negatively impacted after the COVID-19 pandemic abates and may remain at depressed levels compared to prior to the outbreak of the COVID-19 pandemic and those conditions may continue for an extended period.

DHC has announced its plan to reduce non-essential capital expenditures at its properties, which include the senior living communities we manage for DHC; these reductions may harm our competitive position and will result in our earning reduced construction management fees.

Most of the senior living communities we operate are managed on behalf of DHC. DHC funds the operating and capital expenditures for those managed senior living communities. DHC has announced its plan to reduce non-essential capital expenditures at its properties, which will include the senior living communities that we manage for DHC. To the extent DHC defers capital expenditures at our managed senior living communities, the applicable senior living communities may be harmed competitively if other senior living communities in those markets are newer or are undergoing enhanced capital improvements. In addition, we typically manage capital improvement projects at the senior living communities we manage for DHC and DHC pays us fees based on a percentage of construction costs for managing those projects. A decline in capital improvement projects at the senior living communities we manage for DHC will result in our earning less construction management fees.

The high levels of infected COVID-19 patients and deaths at senior living communities and resulting negative publicity may have a long term significant detrimental impact on the senior living industry, including us, even if our senior living communities do not experience similar levels of COVID-19 infections and deaths as others in the industry.

COVID-19 has proven to be particularly harmful to seniors and persons with other pre-existing health conditions. If the senior living industry continues to experience high levels of residents infected with COVID-19 and related deaths, and news accounts emphasize these experiences, seniors may increasingly delay or forego moving into senior living communities or using other services provided by senior living operators. These trends could be realized across the senior living industry and not discriminate among owners and operators that have higher or lower levels of residents experiencing COVID-19 infections and related deaths. As a result, our senior living communities’ business and our results of operations may experience a long term significant detrimental impact.

We have received funds as part of certain relief programs provided under the recently adopted CARES Act, but the benefits we have realized and may continue to realize from participating in such programs may not be sufficient to enable us to withstand the current economic conditions and any extended economic downturn or recession which may result from the COVID-19 pandemic.

On March 27, 2020, the President of the United States signed the CARES Act into law. The CARES Act, among other things, provides billions of dollars of relief to individuals and businesses suffering from the impact of the COVID-19 pandemic. We have received funds under the CARES Act for rehabilitation and wellness services clinics that participate in Medicare. Receipt of additional government funds and other benefits from the CARES Act is subject to, in certain circumstances, a detailed application and approval process and it is too soon to accurately predict whether we will meet any eligibility requirements, how and when any additional government funds will flow to us (if at all) and the effect these funds may have in offsetting the drastic cash flow disruptions experienced by us. Further, there can be no guarantee that any relief we have already received under the CARES Act, or which we may receive in the future, either directly through participation in government programs, or indirectly through increased revenues attributable to a possible economic recovery generated by the CARES Act, will enable us to withstand the current economic conditions and any extended economic downturn or recession which may result from the COVID-19 pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2020:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2020	1,358	$5.01	—	$—
Total	1.358	$5.01	—	$—

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
3.1
Composite Copy of Articles of Amendment and Restatement, dated December 5, 2001, as amended to date. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)

3.2	Amended and Restated Bylaws of the Company, adopted March 3, 2017. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)
4.1	Form of Common Stock Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)
4.2
Consent, Standstill, Registration Rights and Lock-Up Agreement, dated October 2, 2016, among the Company, ABP Trust, ABP Acquisition LLC, Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 2016.)

10.1	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.)
10.2
Guaranty Agreement, dated as of January 1, 2020, by the Company for the benefit of certain subsidiaries of Diversified Healthcare Trust. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.)

10.3
Omnibus Agreement, dated as of January 1, 2020, among the Company, FVE Managers, Inc. and certain subsidiaries of Diversified Healthcare Trust. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE STAR SENIOR LIVING INC.

/s/ Katherine E. Potter
Katherine E. Potter
President and Chief Executive Officer
(Principal Executive Officer)
Dated: May 7, 2020

/s/ Jeffrey C. Leer
Jeffrey C. Leer
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Dated: May 7, 2020

/s/ Ellen E. Snow
Ellen E. Snow
Chief Accounting Officer
(Principal Accounting Officer)
Dated: May 7, 2020