Form 10-Q
period 2020-06-30
FIVE STAR SENIOR LIVING INC.
filed 2020-08-06
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐ No   ☒

Number of registrant’s shares of common stock, $0.01 par value, outstanding as of August 3, 2020:  31,574,499.

FIVE STAR SENIOR LIVING INC.
FORM 10-Q
June 30, 2020

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

PART I.   Financial Information
Item 1.  Financial Statements
Five Star Senior Living Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$76,114	$31,740
Restricted cash and cash equivalents	23,858	23,995
Accounts receivable, net of allowance of $3,976 and $4,664, respectively	9,387	34,190
Due from related person	73,466	5,533
Debt and equity investments, of which $12,604 and $12,622 are restricted, respectively	21,739	21,070
Prepaid expenses and other current assets	19,118	17,286
Assets held for sale	—	9,554
Total current assets	223,682	143,368

Property and equipment, net	162,037	167,247
Equity investment of an investee	11	298
Restricted cash and cash equivalents	781	1,244
Restricted debt and equity investments	6,887	7,105
Right of use assets	19,459	20,855
Other long-term assets	4,254	5,676
Total assets	$417,111	$345,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,567	$30,440
Accrued expenses and other current liabilities	49,525	55,981
Accrued compensation and benefits	48,287	35,629
Accrued self-insurance obligations	27,755	23,791
Lease liabilities	2,977	2,872
Due to related persons	592	2,247
Mortgage note payable	375	362
Security deposits and current portion of continuing care contracts	409	434
Liabilities held for sale	—	12,544
Total current liabilities	145,487	164,300

Long-term liabilities:
Accrued self-insurance obligations	33,381	33,872
Lease liabilities	18,161	19,671
Mortgage note payable	6,980	7,171
Other long-term liabilities	8,996	798
Total long-term liabilities	67,518	61,512

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01: 75,000,000 shares authorized, 31,574,499 and 5,154,892 shares issued and outstanding, respectively	316	52
Additional paid-in-capital	459,801	362,450
Accumulated deficit	(257,697)	(245,184)
Accumulated other comprehensive income	1,686	2,663
Total shareholders’ equity	204,106	119,981
Total liabilities and shareholders' equity	$417,111	$345,793
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Five Star Senior Living Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES
Senior living	$19,590	$263,008	$40,587	$529,171
Management fees	15,705	4,024	32,756	8,007
Rehabilitation and wellness services	19,268	11,488	40,652	22,260
Total management and operating revenues	54,563	278,520	113,995	559,438
Reimbursed community-level costs incurred on behalf of managed communities	224,104	77,219	456,120	151,824
Other reimbursed expenses	6,417	—	12,414	—
Total revenues	285,084	355,739	582,529	711,262
Other operating income	1,499	—	1,499	—
Total revenues and other operating income	286,583	355,739	584,028	711,262

OPERATING EXPENSES
Senior living wages and benefits	9,705	137,259	19,505	273,637
Other senior living operating expenses	8,331	71,301	11,573	146,967
Rehabilitation and wellness services expenses	15,451	9,265	32,471	17,619
Community-level costs incurred on behalf of managed communities	224,104	77,219	456,120	151,824
General and administrative	23,567	20,548	46,432	47,050
Rent	1,378	33,262	2,555	87,804
Depreciation and amortization	2,703	2,941	5,404	11,106
Loss on sale of senior living communities	—	101	—	101
Long-lived asset impairment	—	112	—	3,260
Total operating expenses	285,239	352,008	574,060	739,368

Operating income (loss)	1,344	3,731	9,968	(28,106)

Interest, dividend and other income	182	415	521	571
Interest and other expense	(409)	(906)	(791)	(1,812)
Unrealized gain (loss) on equity investments	867	(38)	(595)	328
Realized gain on sale of debt and equity investments	116	144	95	236
Loss on termination of leases	—	—	(22,899)	—

Income (loss) before income taxes and equity in earnings of an investee	2,100	3,346	(13,701)	(28,783)
Benefit (provision) for income taxes	902	705	(506)	(785)
Equity in earnings of an investee	—	130	—	534
Net income (loss)	$3,002	$4,181	$(14,207)	$(29,034)

Weighted average shares outstanding—basic	31,460	5,007	31,454	5,005
Weighted average shares outstanding—diluted	31,582	5,142	31,454	5,005

Net income (loss) per share—basic	$0.10	$0.84	$(0.45)	$(5.80)
Net income (loss) per share—diluted	$0.10	$0.81	$(0.45)	$(5.80)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Five Star Senior Living Inc.
Condensed Consolidated Statements of Comprehensive Loss
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income (loss)	$3,002	$4,181	$(14,207)	$(29,034)
Other comprehensive income (loss):
Unrealized gain (loss) on debt investments, net of tax of $0 and $418, and $0 and $1,162, respectively	303	(16)	730	(221)
Equity in unrealized gain of an investee, net of tax of $0 and $0, and $0 and $0, respectively	—	71	—	136
Realized (gain) loss on debt investments reclassified and included in net income (loss), net of tax of $0 and $0, and $0 and $0, respectively	(3)	(3)	(13)	1
Other comprehensive income (loss)	300	52	717	(84)
Comprehensive income (loss)	$3,302	$4,233	$(13,490)	$(29,118)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Five Star Senior Living Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Three and Six Months Ended June 30, 2020
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at January 1, 2020	5,154,892	$52	$362,450	$(245,184)	$2,663	$119,981
Comprehensive (loss) income:
Net loss	—	—	—	(17,209)	—	(17,209)
Unrealized gain on debt investments, net of tax	—	—	—	—	427	427
Realized gain on debt investments reclassified and included in net loss, net of tax	—	—	—	—	(10)	(10)
Total comprehensive (loss) income	—	—	—	(17,209)	417	(16,792)
Cumulative effect adjustment to beginning accumulated deficit and accumulated other comprehensive income in connection with a reclassification of equity investments previously classified as debt investments	—	—	—	1,694	(1,694)	—
Issuance of common shares	26,387,007	264	97,076	—	—	97,340
Grants under share award plan and share-based compensation	4,000	—	81	—	—	81
Repurchases under share award plan	(3,564)	—	(1)	—	—	(1)
Balance at March 31, 2020	31,542,335	$316	$459,606	$(260,699)	$1,386	$200,609
Comprehensive income (loss):
Net income	—	—	—	3,002	—	3,002
Unrealized gain on debt investments, net of tax	—	—	—	—	303	303
Realized gain on debt investments reclassified and included in net income, net of tax	—	—	—	—	(3)	(3)
Total comprehensive income	—	—	—	3,002	300	3,302
Grants under share award plan and share-based compensation	35,000	—	199	—	—	199
Repurchases under share award plan	(2,836)	—	(4)	—	—	(4)
Balance at June 30, 2020	31,574,499	$316	$459,801	$(257,697)	$1,686	$204,106

Five Star Senior Living Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Three and Six Months Ended June 30, 2019
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at January 1, 2019	5,085,345	$51	$362,012	$(292,636)	$1,742	$71,169
Comprehensive loss:
Net loss	—	—	—	(33,215)	—	(33,215)
Unrealized loss on debt investments, net of tax	—	—	—	—	(205)	(205)
Realized loss on debt investments reclassified and included in net loss, net of tax	—	—	—	—	4	4
Equity in unrealized gain of an investee, net of tax	—	—	—	—	65	65
Total comprehensive loss	—	—	—	(33,215)	(136)	(33,351)
Cumulative effect adjustment to beginning accumulated deficit in connection with the adoption of ASC Topic 842	—	—	—	67,473	—	67,473
Grants under share award plan and share-based compensation	—	—	97	—	—	97
Repurchases under share award plan	(1,042)	—	—	—	—	—
Balance at March 31, 2019	5,084,303	$51	$362,109	$(258,378)	$1,606	$105,388
Comprehensive income:
Net income	—	—	—	4,181	—	$4,181
Unrealized loss on debt investments, net of tax	—	—	—	—	(16)	(16)
Realized gain on debt investments reclassified and included in net income, net of tax	—	—	—	—	(3)	(3)
Equity in unrealized gain of an investee, net of tax	—	—	—	—	71	71
Total comprehensive income	—	—	—	4,181	52	4,233
Grants under share award plan and share-based compensation	6,250	—	123	—	—	123
Repurchases under share award plan	(3,964)	—	2	—	—	2
Balance at June 30, 2019	5,086,589	$51	$362,234	$(254,197)	$1,658	$109,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Five Star Senior Living Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(14,207)	$(29,034)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	5,404	11,106
Loss on sale of senior living communities	—	101
Unrealized loss (gain) on equity securities	595	(328)
Realized gain on sale of debt and equity investments	(95)	(236)
Loss on termination of leases	22,899	—
Long-lived asset impairment	—	3,260
Equity in earnings of an investee	—	(534)
Share-based compensation	275	222
Provision for losses on accounts receivables	1,208	2,092
Amortization of non-cash rent adjustments	—	(472)
Other non-cash expense adjustments, net	126	148
Changes in assets and liabilities:
Accounts receivable	23,595	(953)
Due from related person	(39,920)	17,010
Prepaid expenses and other current assets	(8,739)	2,007
Accounts payable	(14,873)	(6,506)
Accrued expenses and other current liabilities	41,239	682
Accrued compensation and benefits	12,658	6,389
Due to related persons	(1,655)	(524)
Other current and long-term liabilities	11,648	994
Net cash provided by operating activities	40,158	5,424

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,121)	(24,427)
Purchases of debt and equity investments	(5,092)	(2,234)
Proceeds from sale of property and equipment	2,725	78,920
Distributions in excess of earnings from Affiliates Insurance Company	287	—
Proceeds from sale of debt and equity investments	4,851	4,446
Net cash (used in) provided by investing activities	(350)	56,705

CASH FLOW FROM FINANCING ACTIVITIES:
Repayments of borrowings on revolving credit facility	—	(51,484)
Costs related to issuance of common stock	(559)	—
Repayments of mortgage notes payable	(190)	(181)
Targeted SNF distribution funds received on behalf of others	4,715	—
Payment of deferred financing fees	—	(1,271)
Net cash provided by (used in) financing activities	3,966	(52,936)

Change in cash and cash equivalents and restricted cash and cash equivalents	43,774	9,193
Restricted cash included in held for sale assets	—	(42)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	56,979	51,258
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$100,753	$60,409

Reconciliation of cash and cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$76,114	$35,500
Current restricted cash and cash equivalents	23,858	23,880
Other restricted cash and cash equivalents	781	1,029
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$100,753	$60,409

Supplemental cash flow information:
Interest paid	$243	$1,565
Income taxes received, net	$(93)	$(1,491)

Non-cash financing activities:
Liabilities assumed related to issuance of our common stock	$51,547	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

As of June 30, 2020, we managed or operated 265 senior living communities located in 32 states with 30,660 living units, including 254 primarily independent and assisted living communities with 29,396 living units and 11 primarily skilled nursing facilities, or SNFs, with 1,264 living units. As of June 30, 2020, we managed 241 of these senior living communities (28,348 living units), we owned and operated 20 of these senior living communities (2,108 living units) and we leased and operated four of these senior living communities (204 living units). Our 265 senior living communities, as of June 30, 2020, included 11,061 independent living apartments, 16,202 assisted living suites and 3,397 SNF units. The foregoing numbers exclude living units categorized as out of service.

Our rehabilitation and wellness services division, Ageility Physical Therapy Solutions, or Ageility, provides a comprehensive suite of rehabilitation and wellness services at our senior living communities as well as at outpatient clinics located separately from our senior living communities. As of June 30, 2020, we operated 40 inpatient rehabilitation clinics in senior living communities owned by Diversified Healthcare Trust, or DHC, which are managed by us. As of June 30, 2020, we operated 206 outpatient rehabilitation clinics, of which 152 were located at our managed, leased and owned senior living communities and 54 were located within senior living communities not owned or leased by us or DHC. Ageility leases from DHC space at certain of the senior living communities that we manage for DHC.

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

As of January 1, 2020, we reorganized our business to better align with the different services we offer older adults. In connection with our reorganization, we changed our reporting structure and the composition of our reporting units. We have reclassified certain prior year amounts to conform to the current year’s presentation. See Note 4 for more information regarding our segment reporting.

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
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

2. Summary of Significant Accounting Policies

Estimates and Assumptions. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. Actual results could differ from those estimates. Significant estimates in our condensed consolidated financial statements relate to revenue recognition, including contractual allowances, the allowance of doubtful accounts, self-insurance reserves, long-lived assets and estimates concerning our provisions for income taxes.

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

3. Revenue and Other Operating Income

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

Resident fees at our independent living and assisted living communities consist of regular monthly charges for basic housing and support services and fees for additional requested services, such as assisted living services, personalized health services and ancillary services. Fees are specified in our agreements with residents, which are generally short term (30 days to one year), with regular monthly charges billed in advance. Funds received from residents in advance of services provided are not material to our condensed consolidated financial statements. Some of our senior living communities require payment of an upfront entrance fee in advance of a resident moving into the community; substantially all of these community fees are non-refundable and are initially recorded as deferred revenue and included in other current liabilities in our condensed consolidated balance sheets. These deferred amounts are then amortized on a straight-line basis into revenue over the term of the resident's agreement. When the resident no longer resides within our community, the remaining deferred non-refundable fees are recognized in revenue. Revenue recorded and deferred in connection with community fees is not material to our condensed consolidated financial statements. Revenue for basic housing and support services and additional requested services is recognized in accordance with ASC Topic 606 and measured based on the consideration specified in the resident agreement and is recorded when the services are provided.

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

Commencing with the 2021 calendar year, we may also earn incentive fees from DHC under the management agreements, which are payable in cash and are contingent performance-based fees recognized only when earned at the end of each respective measurement period. Incentive management fees are excluded from the transaction price until it becomes probable that there will not be a significant reversal of cumulative revenue recognized. The incentive fee is equal to 15% of the amount by which the annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of all the managed communities on a combined basis exceeds target EBITDA for those communities on a combined basis for such calendar year, provided that in no event shall the incentive fee be greater than 1.5% of the gross revenues realized at all the managed

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

communities on a combined basis for such calendar year. The target EBITDA for those communities on a combined basis is increased annually based on the greater of the annual increase of the Consumer Price Index or 2%, plus 6% of any capital investments funded at the managed communities on a combined basis in excess of target amounts. Unless otherwise agreed, the target capital investment increases annually based on the greater of the annual increase of CPI or 2%.

ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. Where we are the primary obligor and, therefore, control the transfer of the goods and services with respect to any such operating expenses incurred in connection with the management of these communities, we recognize revenue when the goods have been delivered or the service has been rendered and we are due to be reimbursed from DHC pursuant to the New Management Agreements. Such revenue is included in community-level costs incurred on behalf of managed communities in our condensed consolidated statements of operations. The related costs are included in reimbursed community-level costs incurred on behalf of managed communities in our condensed consolidated statements of operations. Amounts due from DHC related to management fees and reimbursed community-level costs incurred on behalf of managed communities are included in due from related persons in our condensed consolidated balance sheets.

Other reimbursed expenses. Other reimbursed expenses include reimbursements that arise from certain centralized services we provide pursuant to our management agreements, a significant portion of which are charged or passed through to and are paid by our customers. We have determined that we control the services provided by third parties for our customers and, therefore, we account for the cost of these services and the related reimbursement revenue on a gross basis. We recognized revenue from other reimbursed expenses of $6,417 for the three months ended June 30, 2020 and $12,414 for the six months ended June 30, 2020. We did not recognize revenue from other reimbursed expenses for the three and six months ended June 30, 2019.

The following tables present revenue from contracts with customers disaggregated by type of payer, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors:

	Three Months Ended June 30, 2020
	Senior Living	Rehabilitation and Wellness Services	Total
Private payer	$19,293	$1,214	$20,507
Medicare and Medicaid programs	297	9,564	9,861
Other third-party payer programs	—	8,490	8,490
Management fees	15,705	—	15,705
Reimbursed community-level costs incurred on behalf of managed communities	224,104	—	224,104
Other reimbursed expenses	6,417	—	6,417
Total revenues	$265,816	$19,268	$285,084

	Three Months Ended June 30, 2019
	Senior Living	Rehabilitation and Wellness Services	Total
Private payer	$200,829	$640	$201,469
Medicare and Medicaid programs	54,714	6,128	60,842
Other third-party payer programs	7,465	4,720	12,185
Management fees	4,024	—	4,024
Reimbursed community-level costs incurred on behalf of managed communities	77,219	—	77,219
Total revenues	$344,251	$11,488	$355,739

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

	Six Months Ended June 30, 2020
	Senior Living	Rehabilitation and Wellness Services	Total
Private payer	$39,574	$2,111	$41,685
Medicare and Medicaid programs	1,013	19,134	20,147
Other third-party payer programs	—	19,407	19,407
Management fees	32,756	—	32,756
Reimbursed community-level costs incurred on behalf of managed communities	456,120	—	456,120
Other reimbursed expenses	12,414	—	12,414
Total revenues	$541,877	$40,652	$582,529

	Six Months Ended June 30, 2019
	Senior Living	Rehabilitation and Wellness Services	Total
Private payer	$399,615	$1,256	$400,871
Medicare and Medicaid programs	114,300	11,571	125,871
Other third-party payer programs	15,256	9,433	24,689
Management fees	8,007	—	8,007
Reimbursed community-level costs incurred on behalf of managed communities	151,824	—	151,824
Total revenues	$689,002	$22,260	$711,262

Other operating income. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law. Under the CARES Act, the U.S. Department of Health and Human Services, or HHS, established the Provider Relief Fund. Retention and use of the funds received under the CARES Act are subject to certain terms and conditions. Other operating income includes revenues recognized for funds we have received pursuant to the Provider Relief Fund of the CARES Act that we have determined are in compliance with the terms and conditions of the Provider Relief Fund of the CARES Act. We recognize other operating income to the extent we have incurred losses that the CARES Act is intended to compensate. The amount of income we recognize for these losses is limited to the amount of funds we received for those losses during the period in which the losses have been recognized or, if funds were received subsequently, the period in which the funds were received. We recognized other operating income of $1,499 for the three and six months ended June 30, 2020. At June 30, 2020, accrued expenses and other current liabilities included $221 of funds received under the CARES Act for which we have not met, and may not meet, the required terms and conditions for the use of such funds, and which we may need to return. See Note 15 for more information.

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

Effective as of January 1, 2020, we reorganized our business to better align with the different services we offer to older adults. As a result of the reorganization, our chief operating decision maker changed the manner in which our performance is assessed and, therefore, we changed our reporting structure and the composition of our operating segments. As a result, we have reclassified certain prior year amounts to conform to the current year's presentation.

Subsequent to the reorganization, we operate in two reportable segments: (1) senior living and (2) rehabilitation and wellness services. In the senior living reportable segment, we manage for the account of others and operate for our own account, independent living communities, assisted living communities and SNFs that are subject to centralized oversight. In the rehabilitation and wellness services segment, we provide a comprehensive suite of rehabilitation and wellness services, including physical, occupational, speech and other specialized therapy services, in the inpatient setting and in outpatient clinics through our Ageility division. Corporate and other amounts excluded from our reportable segments' performance are separately stated below and include amounts related to functional areas such as finance, information technology, legal, human resources

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

and our captive insurance company subsidiary, which participates in our workers' compensation, professional and general liability and certain automobile insurance programs. All of our operations and assets are located in the United States, except for the operations of our captive insurance company subsidiary, which is organized in the Cayman Islands.

We do not allocate assets to operating segments and, therefore, no asset information is provided for reportable segments. Results of operations and selected financial information by reportable segment and the reconciliation to the condensed consolidated financial statements are as follows:

	Three Months Ended June 30, 2020
	Senior Living	Rehabilitation and Wellness Services	Corporate and Other	Total
Total revenues and other operating income	$265,816	$20,767	$—	$286,583
Operating expenses	250,719	16,259	18,261	285,239
Operating income (loss)	15,097	4,508	(18,261)	1,344
Income (loss) before income taxes and equity in earnings of an investee	842	3,536	(2,278)	2,100
Net income (loss)	842	3,536	(1,376)	3,002

	Three Months Ended June 30, 2019
	Senior Living	Rehabilitation and Wellness Services	Corporate and Other	Total
Total revenues and other operating income	$344,251	$11,488	$—	$355,739
Operating expenses	321,625	9,650	20,733	352,008
Operating income (loss)	22,626	1,838	(20,733)	3,731
Income (loss) before income taxes and equity in earnings of an investee	3,864	743	(1,261)	3,346
Net income (loss)	4,569	743	(1,131)	4,181

	Six Months Ended June 30, 2020
	Senior Living	Rehabilitation and Wellness Services	Corporate and Other	Total
Total revenues and other operating income	$541,877	$42,151	$—	$584,028
Operating expenses	506,338	33,877	33,845	574,060
Operating income (loss)	35,539	8,274	(33,845)	9,968
Income (loss) before income taxes and equity in earnings of an investee	5,707	6,234	(25,642)	(13,701)
Net income (loss)	5,707	6,234	(26,148)	(14,207)

	Six Months Ended June 30, 2019
	Senior Living	Rehabilitation and Wellness Services	Corporate and Other	Total
Total revenues and other operating income	$689,002	$22,260	$—	$711,262
Operating expenses	673,867	18,356	47,145	739,368
Operating income (loss)	15,135	3,904	(47,145)	(28,106)
(Loss) income before income taxes and equity in earnings of an investee	(22,770)	1,746	(7,759)	(28,783)
Net (loss) income	(23,554)	1,746	(7,226)	(29,034)

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

5. Property and Equipment, net

Property and equipment, net consist of the following:

	June 30, 2020	December 31, 2019
Land	$12,155	$12,155
Buildings and improvements	201,847	201,447
Furniture, fixtures and equipment	58,968	59,174
Property and equipment, at cost	272,970	272,776
Less: accumulated depreciation	(110,933)	(105,529)
Property and equipment, net	$162,037	$167,247

We recorded depreciation expense relating to our property and equipment of $2,703 and $2,941 for the three months ended June 30, 2020 and 2019, respectively, and $5,404 and $11,106 for the six months ended June 30, 2020 and 2019, respectively.

We review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. If there is an indication that the carrying value of an asset or group of assets is not recoverable, we estimate the recoverability of these assets by comparing projected undiscounted cash flows associated with these assets to their respective historical carrying values. If we conclude that an impairment exists, we determine the amount of impairment loss by comparing the historical carrying value of the asset or group of assets to their estimated fair value. We determine estimated fair value based on input from market participants, our experience selling similar assets, market conditions and internally developed cash flow models that our assets or asset groups are expected to generate, and we consider these estimates to be a Level 3 fair value measurement. As a result of our long-lived assets impairment review, we recorded $3,148 of impairment charges to certain of our long-lived assets for the six months ended June 30, 2019. The fair value of the impaired assets was $4,520 as of June 30, 2019. We also recorded long-lived impairment charges of $112 for the three and six months ended June 30, 2019 to reduce the carrying value of senior living communities we and DHC sold to their estimated fair value less costs to sell. No impairment charges were recorded for the three and six months ended June 30, 2020.

As of December 31, 2019, we had $4,813 of net property and equipment classified as held for sale and presented separately in our condensed consolidated balance sheets to be transferred to DHC in connection with the Transaction Agreement. As of June 30, 2020, we did not have net property and equipment classified as held for sale.

6. Accumulated Other Comprehensive Income

The following tables detail the changes in accumulated other comprehensive income, net of tax, for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020
	Equity Investment of an Investee	Investments	Accumulated Other Comprehensive Income
Balance at January 1, 2020	$(175)	$2,838	$2,663
Cumulative effect adjustment to beginning accumulated deficit and accumulated other comprehensive income in connection with a reclassification of equity investments previously classified as debt investments	—	(1,694)	(1,694)
Unrealized gain on debt investments, net of tax	—	730	730
Equity in unrealized gain of an investee, net of tax	—	—	—
Realized gain on debt investments reclassified and included in net income, net of tax	—	(13)	(13)
Balance at June 30, 2020	$(175)	$1,861	$1,686

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

	Six Months Ended June 30, 2019
	Equity Investment of an Investee	Investments	Accumulated Other Comprehensive Income
Balance at January 1, 2019	$(266)	$2,008	$1,742
Unrealized loss on debt investments, net of tax	—	(221)	(221)
Equity in unrealized gain of an investee, net of tax	136	—	136
Realized gain on debt investments reclassified and included in net loss, net of tax	—	1	1
Balance at June 30, 2019	$(130)	$1,788	$1,658

Accumulated other comprehensive income represents the unrealized gains and losses of our debt investments, net of tax, and our share of other comprehensive income relating to our former investment in Affiliates Insurance Company, or AIC. The cost of debt investments sold and for which realized gains and losses are reclassified and included in net loss, net of tax, are determined on a specific identification basis. See Note 13 for more information regarding our arrangements with AIC. AIC dissolved on February 13, 2020.

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

7.  Income Taxes

We recognized a benefit for income taxes of $902 and a provision for income taxes of $506 for the three and six months ended June 30, 2020, respectively. We recognized a benefit for income taxes of $705 and a provision for income taxes of $785 for the three and six ended June 30, 2019, respectively. The benefit for income taxes for the three months ended June 30, 2020 is related to a decrease to the annual projection for federal and state income taxes. The provision for income taxes for the six months ended June 30, 2020 is related to federal income taxes, partially offset by a federal alternative minimum tax, or AMT, credit refund benefit and a federal benefit related to lease termination expense, plus state income taxes, including a state valuation allowance. See Note 15 for more information regarding the impact of certain provisions of the CARES Act relating to income and other taxes. The benefit for income taxes for the three months ended June 30, 2019 is related to a decrease to our cumulative federal and state income taxes through June 30, 2019 compared to March 31, 2019, and the provision for income taxes for the six months ended June 30, 2019 is related to federal and state income taxes.

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

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average common shares for basic earnings per share	31,460	5,007	31,454	5,005
Effect of dilutive securities: unvested share awards	122	135	—	—
Weighted average common shares for diluted earnings per share (1)	31,582	5,142	31,454	5,005

(1)
For the six months ended June 30, 2020 and 2019, 123 and 122, respectively, of our unvested common shares were not included in the calculation of diluted EPS because to do so would have been antidilutive.

9.  Fair Values of Assets and Liabilities

Our assets recorded at fair value have been categorized based on a fair value hierarchy in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels.

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

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

Recurring Fair Value Measures

The tables below present certain of our assets measured at fair value at June 30, 2020 and December 31, 2019, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

	As of June 30, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$25,330	$25,330	$—	$—
Investments:
Equity investments (2)
High yield fund (3)	2,866	—	2,866	—
International bond fund (4)	2,786	—	2,786	—
Financial services industry	1,179	1,179	—	—
Healthcare	418	418	—	—
Technology	717	717	—	—
Other (5)	3,953	3,953	—	—
Total equity investments	11,919	6,267	5,652	—
Debt investments (6)
Industrial bonds	956	—	956	—
Technology bonds	1,965	—	1,965	—
Government bonds	9,985	9,985	—	—
Energy bonds	646	—	646	—
Financial bonds	1,686	—	1,686	—
Other	1,469	—	1,469	—
Total debt investments	16,707	9,985	6,722	—
Total investments	28,626	16,252	12,374	—
Total	$53,956	$41,582	$12,374	$—

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

	As of December 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$27,456	$27,456	$—	$—
Investments:
Equity investments (2)
Financial services industry	1,233	1,233	—	—
Healthcare	395	395	—	—
Technology	281	281	—	—
Other	4,500	4,500	—	—
Total equity investments	6,409	6,409	—	—
Debt investments (6)
High yield fund (3)	2,977	—	2,977	—
International bond fund (4)	2,680	—	2,680	—
Industrial bonds	1,180	—	1,180	—
Technology bonds	2,189	—	2,189	—
Government bonds	9,537	9,537	—	—
Energy bonds	625	—	625	—
Financial bonds (5)	1,853	—	1,853	—
Other	725	—	725	—
Total debt investments	21,766	9,537	12,229	—
Total investments	28,175	15,946	12,229	—
Total	$55,631	$43,402	$12,229	$—

(1)
Cash equivalents consist of short-term, highly liquid investments and money market funds held primarily for obligations arising from our self-insurance programs. Cash equivalents are reported in our condensed consolidated balance sheets as cash and cash equivalents and current and long-term restricted cash and cash equivalents. Cash equivalents include $22,793 and $23,014 of balances that are restricted at June 30, 2020 and December 31, 2019, respectively.

(2)
The fair value of our equity investments is readily determinable. During the six months ended June 30, 2020 and 2019, we received gross proceeds of $2,888 and $1,664, respectively, in connection with the sales of equity investments and recorded gross realized gains totaling $296 and $282, respectively, and gross realized losses totaling $214 and $45, respectively.

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

(6)
As of June 30, 2020, our debt investments, which are classified as available for sale, had a fair value of $16,707 with an amortized cost of $15,581; the difference between the fair value and amortized cost amounts resulted in unrealized gains of $1,126, net of unrealized losses of $0. As of December 31, 2019, our debt investments had a fair value of $21,766 with an amortized cost of $19,662; the difference between the fair value and amortized cost amounts resulted in unrealized gains of $2,114, net of unrealized losses of $10. Debt investments include $12,570 and $12,477 of balances that are restricted as of June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, none of our debt or equity investments were in a loss position. During the six months ended June 30, 2020 and 2019, we received gross proceeds of $1,963 and $2,782, respectively, in connection with the sales of debt investments and recorded gross realized gains totaling $13 and $6, respectively, and gross realized losses totaling $0 and $7, respectively. We record gains and losses on the sales of these investments using the specific identification method.

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

The amortized cost basis and fair value of debt securities at June 30, 2020, by contractual maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$1,402	$1,417
Due after one year through five years	8,407	8,865
Due after five years through ten years	5,772	6,425
Total	$15,581	$16,707

Our financial assets (which include cash equivalents and investments) have been valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. During the six months ended June 30, 2020, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value.

The carrying value of accounts receivable and accounts payable approximates fair value as of June 30, 2020 and December 31, 2019. The carrying value and fair value of our mortgage notes payable were $7,355 and $8,360, respectively, as of June 30, 2020 and $7,533 and $8,861, respectively, as of December 31, 2019, and are categorized in Level 3 of the fair value hierarchy. We estimate the fair value of our mortgage note payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.

Non-Recurring Fair Value Measures

We review the carrying value of our long-lived assets, including our right of use assets, property and equipment and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. See Note 5 for more information regarding fair value measurements related to impairments of our long-lived assets.

10.  Indebtedness

In June 2019, we entered into a second amended and restated credit agreement with Citibank, N.A., as administrative agent and lender, and a syndicate of other lenders pursuant to which we obtained a $65,000 secured revolving credit facility, or our credit facility, scheduled to mature on June 12, 2021. At our option, we may extend the maturity date for a one-year period, which is subject to payment of an extension fee and other conditions.

We paid fees of $1,271 in 2019 in connection with the closing of our credit facility, which were deferred and are being amortized over the initial term of our credit facility. Our credit facility is available for general business purposes, including acquisitions, and provides for the issuance of letters of credit. We are required to pay interest at a rate of LIBOR plus a premium of 250 basis points per annum, or at a base rate, as defined in our credit agreement, plus 150 basis points per annum, on borrowings under our credit facility; the effective annual interest rates, as of June 30, 2020, were 2.66% and 4.75%, respectively. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused portion of the available capacity under our credit facility. The weighted average annual interest rate for borrowings under our credit facility was 4.99% for the six months ended June 30, 2019. As of June 30, 2020, we had no borrowings outstanding under our credit facility. As of June 30, 2020, we had letters of credit issued in an aggregate amount of $2,442 and $51,804 available for borrowings under our credit facility. We incurred aggregate interest expense and other associated costs related to our credit facilities of $275 and $775 for the three months ended June 30, 2020 and 2019 respectively, and $539 and $1,547 for the six months ended June 30, 2020 and 2019 respectively.

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

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

At June 30, 2020, we had seven irrevocable standby letters of credit outstanding, totaling $29,292. One of these letters of credit in the amount of $26,850, which secures our workers' compensation insurance program, is collateralized by approximately $21,543 of cash equivalents and $6,921 of debt and equity investments. This letter of credit expires in June 2021 and is automatically extended for one-year terms unless notice of nonrenewal is provided prior to the end of the applicable term. At June 30, 2020, the cash equivalents collateralizing this letter of credit, including accumulated interest, were classified as short-term restricted cash and cash equivalents in our condensed consolidated balance sheets, and the debt and equity investments collateralizing this letter of credit are classified as short-term restricted investments in our condensed consolidated balance sheets. The remaining six irrevocable standby letters of credit outstanding at June 30, 2020, totaling $2,442, secure certain of our other obligations. As of June 30, 2020, these letters of credit are scheduled to mature between October 2020 and September 2021 and are required by the beneficiaries to be renewed annually. As of June 30, 2020, our obligations under these six letters of credit, totaling $2,442, remain issued and outstanding under our credit facility.

At June 30, 2020, one of our senior living communities was encumbered by a mortgage that secured a note. This mortgage note contains standard mortgage covenants. We recorded a discount in connection with the assumption of this mortgage note as part of our acquisition of the community secured by this mortgage in order to record this mortgage note at its estimated fair value. We amortize this discount as an increase in interest expense until the maturity of this mortgage note. This mortgage note requires payments of principal and interest monthly until maturity. The following table is a summary of this mortgage note as of June 30, 2020:

Balance as of June 30, 2020		Contractual Stated Interest Rate	Effective Interest Rate	Maturity Date	Monthly Payment	Lender Type
$7,355	(1)	6.20%	6.70%	September 2032	$72	Federal Home Loan Mortgage Corporation

(1)	Contractual principal payment excluding unamortized discount and debt issuance costs of $241.

We incurred interest expense, net of discount amortization, of $125 and $131 with respect to the mortgage note for the three months ended June 30, 2020 and 2019, respectively, and $253 and $265 for the six months ended June 30, 2020 and 2019, respectively. Our mortgage note requires monthly payments into escrows for taxes, insurance and property replacement funds; certain withdrawals from escrows require Federal Home Loan Mortgage Corporation approval.
As of June 30, 2020, we believe we were in compliance with all applicable covenants under our credit facility and mortgage note.

On April 1, 2019, we obtained from DHC a $25,000 credit facility in connection with the Restructuring Transactions. The DHC credit facility matured and was terminated on January 1, 2020, in connection with the completion of the Restructuring Transactions. There were no borrowings outstanding under the DHC credit facility at the time of such termination and we did not borrow any funds under the DHC credit facility during its term.

11. Leases and Management Agreements with DHC

As of December 31, 2019, we leased 166 senior living communities from DHC pursuant to five master leases and we managed for DHC's account 78 senior living communities pursuant to management agreements. Effective as of January 1, 2020, we restructured our business arrangements with DHC as further described below, and after giving effect to the Restructuring Transactions, all the senior living communities owned by DHC that we operate are pursuant to management agreements. As of June 30, 2020, we managed 241 senior living communities for the account of DHC pursuant to the New Management Agreements.

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

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

•
we completed the Share Issuances pursuant to which we issued 10,268,158 of our common shares to DHC and an aggregate of 16,118,849 of our common shares to DHC’s shareholders of record as of December 13, 2019; and

•
as consideration for the Share Issuances, DHC provided to us $75,000 by assuming certain of our working capital liabilities and through cash payments; we recognized $22,899 in loss on termination of leases, representing the excess of the fair value of the Share Issuances of $97,899 compared to the consideration of $75,000 paid by DHC. As of June 30, 2020, DHC assumed $51,547 of our working capital liabilities as part of the $75,000 it provided to us for the Share Issuances. We received cash of $23,453 from DHC during the three months ended June 30, 2020.

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

Pursuant to the New Management Agreements, we receive a management fee equal to 5% of the gross revenues realized at the applicable senior living communities plus reimbursement for our direct costs and expenses related to such communities. Commencing with the 2021 calendar year, we may receive an annual incentive fee equal to 15% of the amount by which the annual EBITDA, of all communities on a combined basis exceeds the target EBITDA for all communities on a combined basis for such calendar year, provided that in no event shall the incentive fee be greater than 1.5% of the gross revenues realized at all communities on a combined basis for such calendar year. The target EBITDA for those communities on a combined basis is increased annually based on the greater of the annual increase of the Consumer Price Index, or CPI, or 2%, plus 6% of any capital investments funded at the managed communities on a combined basis in excess of the target capital investment. Unless otherwise agreed, the target capital investment increases annually based on the greater of the annual increase of CPI or 2%.

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

We recognized transaction costs of $175 and $1,133 related to the Transaction Agreement for the three months ended June 30, 2020 and 2019, respectively, and $1,270 and $8,808 for the six months ended June 30, 2020 and 2019, respectively.

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

Our total rent expense under all of our leases with DHC was $32,490 and $86,272 for the three and six months ended June 30, 2019, respectively, which amount included estimated percentage rent of $0 and $1,547 for the three and six months

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

ended June 30, 2019, respectively. Pursuant to the Transaction Agreement, our rent payable to DHC was reduced by a total of $13,840 in aggregate for February and March 2019 and we did not pay such amount to DHC. However, as the Transaction Agreement was not entered into until April 1, 2019, our rent expense for the three months ended March 31, 2019 was not adjusted for the rent reduction for February and March 2019. Instead, the rent reduction for February and March 2019 was determined to be a lease inducement, for which a liability for the $13,840 was recorded as a reduction of the right of use asset on our condensed consolidated balance sheets as of March 31, 2019, and was amortized as a reduction of rent expense over the remaining terms of our master leases.

As of December 31, 2019, we had no outstanding rent obligation to DHC.

Our previously existing leases with DHC were “triple net” leases, which generally required us to pay rent and all property operating expenses, to obtain, maintain and comply with all applicable permits and licenses necessary to operate the leased communities, to indemnify DHC from liability which may arise by reason of its ownership of the communities, to maintain the communities at our expense, to remove and dispose of hazardous substances at the communities in compliance with applicable laws and to maintain insurance on the communities for DHC’s and our benefit.

Prior to the Transaction Agreement, under our previously existing leases with DHC, we could request that DHC purchase certain improvements to the leased communities in return for increases in annual rent in accordance with a formula specified in the applicable lease. Pursuant to the Transaction Agreement, the $56,342 and $78,920, respectively, of capital improvements to the leased communities that we sold to DHC during the three and six months ended June 30, 2019, did not result in increased rent.

In accordance with ASC Topic 840, Leases, the sale and leaseback transaction we completed in June 2016 with DHC qualified for sale-leaseback accounting and we classified the related lease as an operating lease. Accordingly, the gain generated from the sale of $82,644 was deferred and was being amortized as a reduction of rent expense over the initial term of the related lease. Upon our adoption of ASC Topic 842 on January 1, 2019, we recorded a cumulative effect adjustment through retained earnings of $67,473, eliminating our remaining deferred gain.

Senior Living Communities Managed for the Account of DHC and its Related Entities. As of June 30, 2020 and 2019, we managed 241 and 77 senior living communities, respectively, for the account of DHC. We earned management fees of $15,135 and $3,802 from the senior living communities we managed for the account of DHC for the three months ended June 30, 2020 and 2019, respectively, and $31,597 and $7,521 for the six months ended June 30, 2020 and 2019, respectively. In addition, we earned fees for our management of capital expenditure projects at the communities we managed for the account of DHC of $444 and $153 for the three months ended June 30, 2020 and 2019, respectively, and $906 and $346 for the six months ended June 30, 2020 and 2019, respectively. These amounts are included in management fee revenue in our condensed consolidated statements of operations. In connection with the completion of the Restructuring Transactions, effective as of January 1, 2020, we and DHC terminated the long-term management and pooling agreements and replaced them with the New Management Agreements, the terms of which are discussed above.

We also provide certain other services to residents at some of the senior living communities we manage for the account of DHC, such as rehabilitation and wellness services. At senior living communities we manage for the account of DHC where we provide rehabilitation and wellness services on an outpatient basis, the residents, third party payers or government programs pay us for those rehabilitation and wellness services. At senior living communities we manage for the account of DHC where we provide inpatient rehabilitation and wellness services, DHC generally pays us for these services and charges for such services are included in amounts charged to residents, third party payers or government programs. We earned revenues of $5,814 and $1,513 for the three months ended June 30, 2020 and 2019, respectively, and $13,871 and $3,188 for the six months ended June 30, 2020 and 2019, respectively, for rehabilitation and wellness services we provided at senior living communities we manage for the account of DHC and that are payable by DHC. These amounts are included in rehabilitation and wellness services in our condensed consolidated statements of operations. Consistent with our historical accounting for these services at our managed communities, the revenues earned at these clinics that were previously located at senior living communities that we leased from DHC but as of the Conversion Time, we now manage, no longer constitute intercompany revenues and thus will not be eliminated in consolidation and will be recognized and reported as rehabilitation and wellness services revenues in our condensed consolidated statements of operations.

We earned management fees of $126 and $69 for the three months ended June 30, 2020 and 2019, respectively, and $253 and $140 for the six months ended June 30, 2020 and 2019, respectively, for management services at a part of a senior

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

living community DHC subleases to an affiliate, which amounts are included in management fee revenues in our condensed consolidated statements of operations.

We lease space from DHC at certain of the senior living communities that we manage for DHC. We use this leased space for inpatient and outpatient rehabilitation and wellness services clinics. We recognized rent expense of $488 and $782 for the three and six months ended June 30, 2020 with respect to these leases.

12. Business Management Agreement with RMR LLC

The RMR Group LLC, or RMR LLC, provides us certain services pursuant to a business management agreement. Pursuant to our business management agreement with RMR LLC, we incurred aggregate fees and certain cost reimbursements payable to RMR LLC of $2,123 and $2,409 for the three months ended June 30, 2020 and 2019, respectively, and $4,474 and $4,774 for the six months ended June 30, 2020 and 2019, respectively, which amounts include reimbursements for our share of RMR LLC’s costs for providing our internal audit function. These amounts are included in general and administrative expenses in our condensed consolidated statements of operations.

For further information about our relationship with RMR LLC, see our Annual Report.

13. Related Person Transactions

We have relationships and historical and continuing transactions with DHC, RMR LLC and others affiliated with them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors and officers who are also our Directors or officers. The RMR Group Inc., or RMR Inc., is the managing member of RMR LLC. The Chair of our Board and one of our Managing Directors, Adam D. Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. Jennifer B. Clark, our other Managing Director and our Secretary, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR LLC and an officer of ABP Trust. Certain of our officers, and DHC’s officers, are also officers and employees of RMR LLC. Some of our Independent Directors also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as the chair of the boards of trustees or boards of directors of several of these public companies and as a managing director or managing trustee of these companies. Other officers of RMR LLC, including Ms. Clark, serve as managing trustees or managing directors of certain of these companies.

DHC. DHC is currently our largest shareholder, owning, as of June 30, 2020, 10,691,658 of our common shares, or 33.9% of our outstanding common shares. We manage for the account of DHC a substantial majority of the senior living communities we operate. RMR LLC provides management services to both us and DHC and Adam Portnoy is chair of the board of trustees and a managing trustee of DHC. Jennifer Clark is a managing trustee and the secretary of DHC. Effective as of January 1, 2020, we completed the Restructuring Transactions, pursuant to which we restructured our existing business arrangements with DHC. See Note 11 for more information regarding our relationships, agreements and transactions with DHC and certain parties related to it and us.

RMR LLC. We have an agreement with RMR LLC to provide business management services to us. See Note 12 for more information regarding our relationship with RMR LLC.

ABP Trust. ABP Trust and its subsidiaries, owned 1,972,783 of our common shares, representing 6.2% of our outstanding common shares as of June 30, 2020.

We lease our headquarters from a subsidiary of ABP Trust. Our rent expense for our headquarters, including utilities and real estate taxes that we pay as additional rent, was $424 and $451 for the three months ended June 30, 2020 and 2019, respectively, and $859 and $971 for the six months ended June 30, 2020 and 2019, respectively. The adoption of ASC Topic 842 resulted in the recognition of a lease liability and right of use asset, which amount was $982 and $1,901 as of June 30, 2020 and 2019, respectively, with respect to our headquarters lease, using an incremental borrowing rate of 4.4%. The right of use asset has been reduced by the amount of accrued lease payments, which amounts are not material to our condensed consolidated financial statements.

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

At June 30, 2020 and December 31, 2019, our investment in AIC had a carrying value of $11 and $298, respectively. These amounts are presented as equity investment of an investee in our condensed consolidated balance sheets. In June 2020, we received $287 in connection with AIC's dissolution. We did not recognize any income related to our investment in AIC for the three or six months ended June 30, 2020, and recognized income of $130 and $534 for the three and six months ended June 30, 2019, respectively, which amounts are presented as equity in earnings of an investee in our condensed consolidated statements of operations. Our other comprehensive income for the three and six months ended June 30, 2019, includes our proportionate part of unrealized gains (losses) on securities that are owned by AIC related to our investment in AIC.

Retirement and Separation Arrangements. In connection with their respective retirements, we entered into retirement agreements with our former officers, Bruce J. Mackey Jr. and Richard A. Doyle. Additionally, we entered into a separation agreement with our former Senior Vice President, Senior Living Operations, R. Scott Herzig. Pursuant to these agreements, we made cash payments of $600 and $510 to Mr. Mackey and Mr. Herzig, respectively, in January 2019, and made cash payments of $260 to Mr. Doyle in each of June 2019 and January 2020. In addition, we made release and transition payments to Mr. Mackey, in cash, totaling $136 and $268 for the three and six months ended June 30, 2019, respectively, and to Mr. Doyle, in cash, totaling $7 for the three and six months ended June 30, 2019. The full severance costs for Messrs. Mackey and Herzig were recorded during the fourth quarter of 2018 and the full severance cost for Mr. Doyle was recorded during the second quarter of 2019, as they met the criteria in ASC Topic 420, Exit or Disposal Cost Obligations.

For further information about these and other such relationships and certain other related person transactions, see our Annual Report.

14.  Legal Proceedings and Claims

We have been, are currently, and expect in the future to be involved in claims, lawsuits, and regulatory and other government audits, investigations and proceedings arising in the ordinary course of our business, some of which may involve material amounts. Also, the defense and resolution of these claims, lawsuits, and regulatory and other government audits, investigations and proceedings may require us to incur significant expense. We account for claims and litigation losses in accordance with ASC Topic 450, Contingencies, or ASC Topic 450. Under ASC Topic 450, loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss or, when a best estimate cannot be made, at our estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment and are refined as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and, therefore, the estimated minimum loss amount, which could be zero, is recorded; then, as information becomes known, the minimum loss amount is updated, as appropriate. A minimum or best estimate amount may be increased or decreased when events result in a changed expectation.

We are defendants in two lawsuits filed by former employees in California. The first lawsuit, Lefevre v. Five Star Quality Care, Inc. was filed in San Bernardino County Superior Court in May 2015 and the second lawsuit, Mandviwala v. Five Star Quality Care, Inc. d/b/a Five Star Quality Care - CA, Inc. and FVE Managers, Inc., our wholly owned subsidiary, was filed in Orange County Superior Court in July 2015. The claims asserted against us in the similar, though not identical, complaints include: (i) failure to pay all wages due, (ii) failure to pay overtime, (iii) failure to provide meal and rest breaks, (iv) failure to provide itemized, printed wage statements, (v) failure to keep accurate payroll records and (vi) failure to reimburse business expenses. Both plaintiffs assert causes of action on behalf of themselves and on behalf of other similarly situated employees, including causes of action pursuant to the California Labor Code Private Attorney General Act, or PAGA.

On July 10, 2020, the parties of Lefevre v. Five Star Quality Care, Inc. agreed, without admitting fault, to settle their individual and PAGA claims. The settlement remains subject to a final definitive settlement agreement and to court and regulatory approvals. The settlement will effectively extinguish the Mandviwala v. Five Star Quality Care, Inc. d/b/a Five Star

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

Quality Care - CA, Inc. and FVE Managers, Inc. lawsuit. We recognized $2,473 in other senior living operating expenses related to the settlement of these claims during the three months ended June 30, 2020.

15.  COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the disease caused by the novel coronavirus SARS-CoV-2, or COVID-19, a pandemic. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption worldwide. Governments in affected regions have implemented and may continue to implement, safety precautions, including quarantines, travel restrictions, business closures and other public safety measures. On March 13, 2020, the pandemic was declared a national emergency by the President of the United States effective as of March 1, 2020, and it has significantly disrupted, and likely will continue to significantly disrupt, the United States economy, our business and the senior living industry as a whole.

In response to the COVID-19 pandemic, the CARES Act was enacted on March 27, 2020. The CARES Act, among other things, provides billions of dollars of relief to certain individuals and businesses suffering from the impact of the COVID-19 pandemic.

Under the CARES Act, a Provider Relief Fund was established for allocation by HHS. On April 10, 2020, HHS began to distribute these funds, or the General Distribution, to healthcare providers who received Medicare fee-for-service reimbursement in 2018 and 2019. Each healthcare provider's allocation of the General Distribution was determined based on 2.0% of a provider's 2018 (or most recent complete tax year) gross receipts, regardless of the provider's payer mix. We received $1,720 in General Distribution funds for rehabilitation and wellness services clinics and home health operations that participate in Medicare as of June 30, 2020. We recognized $1,499 as other operating income for General Distribution funds for which we have met the required terms and conditions for the three and six months ended June 30, 2020, and $221 of funds for which we have not yet met the required terms and conditions were included in accrued expenses and other current liabilities in the condensed consolidated financial statements at June 30, 2020.

On May 22, 2020, HHS announced that Provider Relief Funds would be available to SNFs with six or more certified beds that have been impacted by the COVID-19 pandemic, or the Targeted SNF Distribution. We received $4,715 in Targeted SNF Distribution funds primarily related to SNFs that we previously leased from DHC during 2018 and 2019 and we are evaluating whether we are eligible to retain these funds. In the event we determine we are not eligible to retain the funds received, we will remit the funds to HHS by August 20, 2020. We included the amount of these funds in accrued expenses and other current liabilities in our condensed consolidated financial statements at June 30, 2020.

The terms and conditions of the General Distribution and Targeted SNF Distribution require that the funds are utilized to compensate for lost revenues that are attributable to the COVID-19 pandemic and for eligible costs to prevent, prepare for and respond to the COVID-19 pandemic that are not covered by other sources. In addition, the funds may be utilized for building or constructing temporary structures to expand capacity for COVID-19 patient care to provide healthcare services to non-COVID-19 patients in a separate area from where COVID-19 patients are being treated. Further, fund recipients are required to be participating in Medicare at the time of distribution and are subject to certain other terms and conditions, including quarterly reporting requirements. In addition, the General Distribution requires fund recipients to have billed Medicare during 2019 and to continue to provide care after January 31, 2020 for diagnosis, testing or care for individuals with possible or actual cases of COVID-19. Any funds not used in accordance with the terms and conditions, must be returned to HHS.

The CARES Act also delays the payment of required federal tax deposits for certain payroll taxes, including the employer's share of Old-Age, Survivors, and Disability Insurance Tax, or Social Security, employment taxes, incurred between March 27, 2020 and December 31, 2020. Amounts will be considered timely paid if 50% of the deferred amount is paid by December 31, 2021, and the remainder by December 31, 2022. As of June 30, 2020, we have deferred $8,784 of employer payroll taxes, of which $7,055 are required to be funded by us and will be reimbursed by DHC pursuant to the New Management Agreements, and are included in other long-term liabilities in the condensed consolidated financial statements.

The Sequestration Transparency Act of 2012 subjected all Medicare fee-for-service payments to a 2% sequestration reduction, or the 2% Medicare Sequestration. The CARES Act temporarily suspends the 2% Medicare Sequestration for the period from May 1, 2020 to December 31, 2020, which will benefit our rehabilitation and wellness services segment and the

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

senior living communities we manage in the form of increased rates for services provided and the management fees we earn from these communities as a result. Increases in rates are recognized in revenue in the period services are provided.

The Tax Cuts and Jobs Act of 2017 repealed the AMT and allowed corporations to fully offset regular tax liability with AMT credits. Any remaining AMT credit amount became refundable incrementally from tax years 2018 through 2021. The CARES Act accelerates the refund schedule, permitting corporate taxpayers to claim the refund in full in either tax year 2018 or 2019. We intend to claim an AMT credit refund of $554 for tax year 2019.

In connection with the COVID-19 pandemic, we have experienced occupancy declines, increased labor costs and increased costs related to medical and sanitation supplies and certain other costs. Additionally, we have purchased $8,118 of personal protective equipment, or PPE, for future use at the senior living communities we manage or operate.

We cannot predict the extent and duration of the COVID-19 pandemic or the severity and duration of its economic impact, but we expect it will be substantial. We also cannot predict the extent the relief provided by the CARES Act will offset the financial losses caused by the COVID-19 pandemic, or if we will receive additional funds under the other Provider Relief Fund or other programs, but we expect it will not make us whole.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report.

General Industry Trends

We believe that, in the United States, the primary market for senior living services is focused towards individuals age 80 and older and that, based on demographic studies, the fastest-growing age population is over 85. Also, as a result of medical advances, adults are living longer and expanding their options as to where they choose to reside as they age. Due to these demographic trends, we expect the demand for senior living services to increase in future years. However, in the last ten years, as the senior living industry evolved to serve the growing number of older adults, it has also faced operational challenges such as workforce shortages and low retention, occupancy pressures, challenges related to new technology and the increasing desire for a differentiated customer experience. Recently, the senior living industry has been materially adversely impacted by the COVID-19 pandemic and resulting economic recession.

The COVID-19 pandemic has significantly disrupted, and likely will continue to significantly disrupt, the United States economy, our business and the senior living industry as a whole. States and municipalities across the United States have been re-opening their economies and easing certain restrictions they had previously implemented in response to the COVID-19 pandemic, often in stages that are phased in over time. Recently, economic data has indicated that the United States economy has improved since the lowest periods experienced in March and April 2020. However, certain areas of the United States have experienced increased numbers of COVID-19 infections following the re-openings of their economies and easing of restrictions and, in some cases, certain states have required a second round of closings of certain business activity and imposed other restrictions in response. It is unclear whether the increases in the number of infections will continue and amplify or whether any so-called “second wave” of COVID-19 infections will be experienced in the United States or elsewhere and, if so, what the impact of that would be on human health and safety, the economy, the senior living industry and our business.

Our residents and clients are older adults that tend to have more chronic medical conditions than the general population. Those with pre-existing medical conditions are at a disproportionate risk of serious illness or death, or both, if they contract COVID-19. In addition, our team members who work in our communities may be at a higher risk of contracting or spreading COVID-19 due to the nature of their work environment when caring for our residents and clients. Our highest priority is maintaining the health and well-being of our residents, clients and team members. As a result, we continue to monitor, evaluate and adjust our plans to address the impact to our business. We have, among other steps:

•
restricted access to our senior living communities to essential visitors and team members, and only reopened communities when it was determined safe to do so in accordance with applicable federal, state and local regulations and guidelines, and our internal criteria;

•	temporarily closed all of our Ageility clinics for in-person services and eased restrictions when it was determined safe to do so and in accordance with federal, state and local regulations;

•	enhanced infectious disease prevention and control policies, procedures and protocols;

•	provided additional and enhanced training to team members at all levels of the organization;

•	worked with vendors to provide adequate supplies and PPE to our senior living communities and Ageility clinics;

•	deferred the payment of $8.8 million of payroll taxes as permitted by the CARES Act, of which $1.7 million will not be reimbursable from DHC; and

•	effectively transitioned to virtual sales and marketing activities and thoughtfully proceeded with resident move-ins, when appropriate.

In addition, we have taken actions to safeguard and support our team members, residents and communities including:

•	provided free meals to team members;

•	provided COVID-19 emergency leave to team members, including paid leave to team members if they were exposed to or tested positive for COVID-19 and offered flexible work schedules;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	offered free COVID-19 testing to team members;

•	recognized and rewarded team members with bonuses in addition to our total rewards package;

•	promoted access to mental health services and other benefits to support team members' mental and physical well-being;

•
hosted virtual all-hands meetings to communicate our policies, procedures and guidelines related to COVID-19 response and re-opening efforts and to ensure team members are supported with assistance and guidance;

•	implemented new virtual group activities for residents that allow for engagement while maintaining social distancing;

•	expanded effective communication channels to residents and communities;

•	provided devices and connectivity options for interaction with family members, virtual programming opportunities and distance learning; and

•	focused on learning and development opportunities.

We have also been impacted by mandatory work from home orders directed by local governments in the jurisdictions in which we operate. However, essential work exemptions permit certain of our team members to work to meet the needs of our residents and clients at our communities and clinics. Our team members at our corporate office have generally been able to work and support our needs remotely, and we have provided them with appropriate information technology, including notebook computers, smart phones, computer applications, information technology security applications and technical support. For those team members at our corporate office designated to perform essential on-site functions, we have implemented enhanced cleaning protocols and social distancing guidelines to reduce the possibility of our team members gathering in groups and in close proximity to each other, for the purpose of mitigating the potential for spreading COVID-19 infections. Included among these protocols and measures are focusing on sanitizing high touch points in common areas and restrooms, closing all conference rooms, shutting down certain building amenities, limiting staff interactions, reducing non-essential building services and staff and reducing the frequency of trash removal. Effective as of July 13, 2020, our corporate office was re-opened in compliance with state and local guidelines and restrictions. We continue to monitor regulations and guidance from federal, state and local governments and agencies and will adapt and update our policies and procedures to continue to prioritize the health and safety of our residents, clients and team members.

In connection with the COVID-19 pandemic, we experienced declines in occupancy at our owned and leased communities from 81.3% as of March 31, 2020 to 78.3% as of June 30, 2020. Consistent with occupancy declines experienced within our owned and leased portfolio, the communities managed on behalf of DHC also experienced occupancy declines from 82.6% as of March 31, 2020 to 78.7% as of June 30, 2020. Additionally, per certain regulatory requirements in conjunction with our own policies and procedures, we may ban or limit admissions to and tours of our senior living communities as a precautionary measure. We expect continued occupancy declines for the reasonably foreseeable future, due to current residents leaving our communities and bans or limitations on new residents moving into or touring our communities. Our revenues are largely dependent on occupancy at our senior living communities and any decline in occupancy adversely impacts our revenues, unless we are able to offset those lost revenues with increased rates we charge our residents and clients or other sources of increased revenues.

We have also incurred and will continue to incur significant costs to address the COVID-19 pandemic, which principally include costs associated with PPE, testing supplies, professional services costs, agreements with laboratories to provide COVID-19 testing to our residents and team members that were not otherwise covered by government payer or third-party insurance sources, and disposable food supplies as well as increased sanitation and janitorial supplies and increased labor costs. We have, for example, entered into temporary staffing agreements with staffing agencies in order to supply additional workers in the event that our team members contract COVID-19. We expect these increasing costs to continue throughout the third quarter of 2020 and for the reasonably foreseeable future. The COVID-19 pandemic has also disrupted the global supply chain, including many of our medical and technological suppliers, due to factory closures and reduced manufacturing output. We believe that our current supplies and supplies we currently have on order should be sufficient to support our needs for the remainder of 2020. We have undertaken efforts to mitigate potential future impacts on the supply chain by increasing our stock of critical materials to meet our expected increased needs through the remainder of 2020 and by identifying and engaging alternative suppliers. We continue to be alert to the potential for disruptions that could arise from COVID-19, and remain in close contact with our suppliers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have experienced negative impacts on our results of operations, cash flows and financial condition as a result of the COVID-19 pandemic. The amounts and type of revenue, expense and cash flow impacts resulting from the COVID-19 pandemic will be dependent on a number of factors, including, the speed, depth, geographic reach and duration of the spread of the disease; the legal, regulatory and administrative developments that occur; our infectious disease control and prevention efforts; the duration and severity of the economic downturn in response to the COVID-19 pandemic; and the demand for our communities and services.

Additionally, continuation or deepening of the current economic downturn, other direct and indirect impacts of the COVID-19 pandemic, softness in the U.S. housing market, higher unemployment, lower levels of consumer confidence, stock market volatility and/or changes in demographics will adversely affect the ability of older adults and their families to afford our services.

For the past few years, increased access to capital and continued low interest rates appear to have encouraged increased senior living development, particularly in areas where existing senior living communities have historically experienced high occupancies. This has resulted in a significant increase in new senior living community inventory entering the market in recent years. Although new development had been slowing prior to the onset of the COVID-19 pandemic, and the impact of the COVID-19 pandemic and the economic slowdown may further impact new development, the recent increase in new senior living communities prior to the COVID-19 pandemic will continue to have a competitive effect. The new senior living community inventory has increased competitive pressures on us, particularly in certain of our geographic markets, and we expect these challenges to continue for at least the next few years, and these pressures may be intensified as a result of the COVID-19 pandemic and economic downturn.

During most of 2019 and the first quarter of 2020, low unemployment, the competitive labor market and, in certain jurisdictions, increased minimum wages, caused employment costs to increase, including for salaries, wages and benefits, such as health care benefit coverage, for our team members, which increased our operating expenses and negatively impacted our financial results. As noted above, in connection with the COVID-19 pandemic, we are incurring increased labor costs as a result of increased overtime pay for team members covering additional shifts and increased costs associated with employee engagement and retention programs, such as free meals for certain of our team members and bonuses totaling $0.3 million to team members at our senior living communities and clinics. We also have increased staffing needs, for which we have entered into temporary staffing agreements with staffing agencies, and costs associated with increased PPE requirements due to the COVID-19 pandemic. Beginning in the year ended 2019, we have increased our investments in our workforce and we are continuing to focus on enhancing our competitiveness in the marketplace with respect to cash compensation and other benefits.

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

At some of our senior living communities and our rehabilitation and wellness services clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation and wellness services. We derived approximately 3.5% and 23.0% of our consolidated revenues from these government-funded programs during the six months ended June 30, 2020 and 2019, respectively. Our net Medicare revenues totaled $19.1 million and $59.8 million during the six months ended June 30, 2020 and 2019, respectively. Our net Medicaid revenues totaled $1.0 million and $66.9 million during the six months ended June 30, 2020 and 2019, respectively. Our net Medicare and Medicaid revenues have declined significantly as a result of the Restructuring Transactions pursuant to which we now manage the SNFs that we previously leased from DHC. However, although the amount of net Medicare and Medicaid revenues that we recognize declined as a result, Medicare and Medicaid revenues still comprise a significant part of the revenues generated at these SNFs and we earn management fees based on these revenues.

Federal and state governments have taken a number of actions to respond to the COVID-19 pandemic. Certain of these actions may increase our operational costs or reduce our revenue, while others are designed to alleviate the adverse operational and financial consequences related to the COVID-19 pandemic on operators of long-term care and senior living facilities like us. Federal actions in response to the COVID-19 pandemic that may impact our operations and financial performance include, but are not limited to, the following:

•
On May 8, 2020, the Centers for Medicare & Medicaid Services, or CMS, published an interim final rule that set forth new COVID-19 reporting requirements for SNFs, among other requirements. Under the interim final rule, SNFs are required to electronically submit weekly reports to the Centers for Disease Control and Prevention, or CDC, which must include data on a number of measures, including suspected or confirmed COVID-19 infections among residents and staff, total deaths and COVID-19 deaths among residents and staff, ventilator capacity and supplies, resident beds and census, access to COVID-19 testing and staffing shortages. Such information will be shared with CMS and may be publicly reported. The interim rule also imposes requirements on SNFs to promptly notify residents, family members and representatives of confirmed or suspected COVID-19 cases in the facility. Facilities may face enforcement action, including civil monetary penalties, for failure to comply with these new reporting requirements.

•
The Secretary of HHS has continued to waive certain Medicare requirements applicable to long-term care facilities, including SNFs. On May 11, 2020, CMS issued a number of additional waivers to health care providers in response to the COVID-19 pandemic. These additional waivers include: (1) a waiver that would allow hospitals to establish SNF beds, allowing patients that would otherwise be transferred to a post-acute care facility to remain in hospitals; (2) waivers and modifications of life safety code requirements for SNFs to permit use and storage of alcohol-based hand sanitizers, relax quarterly fire drill requirements and permit temporary construction of walls and barriers between patients; and (3) modification of feeding assistant training requirements to reduce the number of required training hours. These waivers are retroactive to March 1, 2020, and are in effect through the end of the national emergency declared by the President of the United States of America as of that date, or the National Emergency.

•
On May 18, 2020, CMS issued recommendations to state and local officials for the reopening of SNFs. CMS recommends a phased approach to the relaxation of SNF restrictions that relies on a number of factors, including whether COVID-19 cases are increasing or declining in the geographic area and at SNFs, the adequacy of staffing, supplies and access to COVID-19 testing, as well as local hospital capacity. These guidelines are not binding for states, and some states may be more aggressive in permitting the reopening of SNFs, while others may take a more conservative approach to the relaxation of SNF restrictions.

•
Under the CARES Act, a $175.0 billion Provider Relief Fund was established for allocation by HHS. During April 2020, HHS distributed $50.0 billion in General Distributions. The allocation methodology was based on 2% of that provider's 2018 (or most recent complete tax year) gross receipts, regardless of the provider's payer mix. Only providers who received an initial General Distribution are eligible for an additional General Distribution, and, if the initial General Distribution payment received by the provider was determined to be at least 2.0% of the provider's annual patient revenue, the provider is not eligible for an additional General Distribution. We received $1.7 million under the $50.0 billion General Distribution funds for rehabilitation and wellness services clinics and home health operations that participate in Medicare during the six months ended June 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Further, on May 22, 2020, HHS announced that approximately $4.9 billion of Targeted SNF Distribution funds would be available to SNFs with six or more certified beds that have been impacted by the COVID-19 pandemic. We received $4.7 million in Targeted SNF Distribution funds primarily related to SNFs that we previously leased from DHC during 2018 and 2019 and we are evaluating whether we are eligible to retain these funds. In the event we determine we are not eligible to retain the funds received, we will remit the funds to HHS by August 20, 2020.

•
On May 22, 2020, the HHS Office of Inspector General, or OIG, announced its updated work plan, which features several SNF-focused items, including: (1) reviews of on-site surveys of nursing homes by state survey administrators during the COVID-19 pandemic, focusing on infection control and serious complaints; (2) audits of nursing home infection prevention and control programs; (3) oversight of nursing home staffing levels; and (4) a review of actions by state long-term care ombudsmen and state survey agencies to investigate and address involuntary discharges and transfers from nursing homes. In addition, on May 26, 2020, OIG announced a COVID-19 Response Strategic Plan, which will allow OIG to identify, monitor and target potential fraud, waste and abuse affecting HHS programs and beneficiaries that may arise out of COVID-19 response and recovery programs. We cannot predict whether and to what extent increased oversight of SNFs by OIG and the COVID-19 response and recovery programs may impact our operations and financial performance.

•
On June 1, 2020, CMS announced enhanced enforcement for SNFs with violations of infection control practices. Specifically, CMS has increased enforcement, including civil monetary penalties, for facilities with persistent infection control violations, and will be imposing enforcement actions on lower-level deficiencies to ensure they are addressed. CMS is also instituting additional on-site surveys of SNFs with previous COVID-19 outbreaks and will perform on-site surveys of any SNF with new COVID-19 suspected and confirmed cases.

•
On June 9, 2020, HHS announced additional distributions from the Provider Relief Fund, including the $15.0 billion Medicaid and Children's Health Insurance Program programs, or the Medicaid and CHIP Targeted Distribution. HHS stated that it would disburse a payment that, at a minimum, is equal to 2.0% of reported gross revenue from patient care to eligible providers serving Medicaid and CHIP beneficiaries. Providers who had not yet received a disbursement from the initial General Distribution are eligible for the Medicaid and CHIP Targeted Distribution. We have submitted applications to receive Medicaid and CHIP Targeted Distributions related to our owned and leased communities.

For more information regarding the terms and conditions of the General Distribution and the Targeted SNF Distribution, as well as other considerations related to the COVID-19 pandemic, see Note 15 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition to federal measures, many states have taken actions to waive or modify healthcare laws or regulations and Medicaid reimbursement rules. Both state and federal waivers and other temporary actions in response to the COVID-19 pandemic are expected to last throughout the National Emergency, the duration of which is currently unknown. Additional measures may be taken prior to and after the conclusion of the National Emergency to alleviate the economic impact of the COVID-19 pandemic. Governmental responses to COVID-19 are rapidly evolving, and it is not yet known what the duration or impact of such responses will be. As noted above, we have experienced, and expect to continue to experience, continued declines in occupancy in our senior living communities as a result of efforts to control the risks posed by the COVID-19 pandemic and the further full impact of these efforts is unclear. Further, we have incurred costs and will continue to incur costs, which may be significant, to address COVID-19, which include incremental supply costs, preventative and responsive costs and additional labor costs.

In response to a rising number of complaints and lawsuits against senior living communities, state Attorneys General, including the Attorneys General of Pennsylvania, New York, New Jersey, Florida and New Mexico, recently announced efforts to increase scrutiny of long-term care facilities. While these investigations and initiatives have been related to the COVID-19 pandemic, they have focused on a broad range of alleged misconduct that extends beyond facility responses to the pandemic, including both civil and criminal theories of liability related to patient abuse and neglect, consumer fraud and false advertising and Medicaid fraud. Initiatives often include the establishment or enhancement of mechanisms for reporting fraud, abuse or neglect. We currently operate or manage communities in all five of these states, but we cannot predict whether and to what extent increased scrutiny by state Attorneys General may impact our operations and financial performance. Further, the risk of future private party litigation in the senior living industry is expected to increase as a result of the COVID-19 pandemic and its impact.

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

Medicaid rates and federal payments to states for Medicaid programs. We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate changes or other changes that may be implemented, but we believe that some of these changes will cause these government-funded healthcare programs to fail to provide rates that match our increasing expenses, and that such changes may be material and adverse to our operations and to our future financial results of operations.

For further information regarding government healthcare funding and regulation and the possible impact on us and our business, revenues and operations, see the sections captioned “Business—Government Regulation and Reimbursement” in Part I, Item I and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues” in Part II, Item 7 of our Annual Report and the section captioned “Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues” in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

Results of Operations

As of June 30, 2020, we operated in two reportable segments: (1) senior living and (2) rehabilitation and wellness services. In the senior living segment, we manage for the account of others and operate for our own account, respectively, independent living communities, assisted living communities, continuing care retirement communities, SNFs and an active adult community that are subject to centralized oversight and provide housing and services to older adults. In the rehabilitation and wellness services reporting segment, we provide a comprehensive suite of rehabilitation and wellness services, including physical, occupational, speech and other specialized therapy services, in the inpatient setting and in outpatient clinics.

All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation, professional and general liability and certain automobile insurance programs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key Statistical Data For the Three Months Ended June 30, 2020 and 2019:
The following tables present a summary of our operations for the three months ended June 30, 2020 and 2019 (dollars in thousands, except per unit amounts):

	Three Months Ended June 30,		Increase/(Decrease)
	2020	2019	Amount	Percent
REVENUES
Senior living	$19,590	$263,008	$(243,418)	(92.6)%
Management fees	15,705	4,024	11,681	290.3%
Rehabilitation and wellness services	19,268	11,488	7,780	67.7%
Total management and operating revenues	54,563	278,520	(223,957)	(80.4)%
Reimbursed community-level costs incurred on behalf of managed communities	224,104	77,219	146,885	190.2%
Other reimbursed expenses	6,417	—	6,417	n/m
Total revenues	285,084	355,739	(70,655)	(19.9)%
Other operating income	1,499	—	1,499	n/m
Total revenues and other operating income	286,583	355,739	(69,156)	(19.4)%

OPERATING EXPENSES
Senior living wages and benefits	9,705	137,259	(127,554)	(92.9)%
Other senior living operating expenses	8,331	71,301	(62,970)	(88.3)%
Rehabilitation and wellness services expenses	15,451	9,265	6,186	66.8%
Community-level costs incurred on behalf of managed communities	224,104	77,219	146,885	190.2%
General and administrative	23,567	20,548	3,019	14.7%
Rent	1,378	33,262	(31,884)	(95.9)%
Depreciation and amortization	2,703	2,941	(238)	(8.1)%
Loss on sale of senior living communities	—	101	(101)	(100.0)%
Long-lived asset impairment	—	112	(112)	(100.0)%
Total operating expenses	285,239	352,008	(66,769)	(19.0)%

Operating income (loss)	1,344	3,731	(2,387)	(64.0)%

Interest, dividend and other income	182	415	(233)	(56.1)%
Interest and other expense	(409)	(906)	497	(54.9)%
Unrealized gain (loss) on equity investments	867	(38)	905	n/m
Realized gain on sale of debt and equity investments	116	144	(28)	(19.4)%

Income before income taxes and equity in earnings of an investee	2,100	3,346	(1,246)	(37.2)%
Benefit for income taxes	902	705	197	27.9%
Equity in earnings of an investee	—	130	(130)	(100.0)%
Net income	$3,002	$4,181	$(1,179)	(28.2)%

Owned and leased communities:
Number of communities (end of period)	24	205	(181)	(88.3)%
Number of living units (end of period) (1)	2,312	21,912	(19,600)	(89.4)%
Occupancy %	78.3%	83.0%	(4.7)%	n/m
RevPAR (2)	$2,813	$3,984	$(1,171)	(29.4)%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,		Increase/(Decrease)
	2020	2019	Amount	Percent

Managed communities:
Number of communities (end of period)	241	77	164	213.0%
Number of living units (end of period) (1)	28,348	10,084	18,264	181.1%
Occupancy %	78.7%	85.4%	(6.7)%	n/m
RevPAR (2)	$3,644	$3,600	$44	1.2%

Rehabilitation and wellness services:
Number of inpatient clinics	40	45	(5)	(11.1)%
Number of outpatient clinics	206	142	64	45.1%
Total clinics	246	187	59	31.6%

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
Comparable communities (senior living communities and rehabilitation and wellness services clinics that we have continuously owned, continuously leased or continuously managed since April 1, 2019) results are listed below. The number of comparable communities represent a minority of the senior living communities we operated since April 1, 2019 as a result of the changes in our business arrangements for senior living communities that we operate that are owned by DHC pursuant to the Restructuring Transactions (dollars in thousands, except per unit amounts):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,		Increase/(Decrease)
	2020	2019	Amount	Percent
REVENUES
Senior living	$19,516	$20,766	$(1,250)	(6.0)%
Management fees	5,033	3,845	1,188	30.9%
Rehabilitation and wellness services	15,690	11,099	4,591	41.4%
Reimbursed community-level costs incurred on behalf of managed communities	66,893	70,391	(3,498)	(5.0)%
Other operating income	1,042	—	1,042	n/m
Senior living wages and benefits	10,070	9,891	179	1.8%
Other senior living operating expenses	5,181	3,194	1,987	62.2%
Rehabilitation and wellness services expenses	12,672	8,814	3,858	43.8%
Rent	1,141	981	160	16.3%

Owned and leased communities:
Number of communities (end of period)	24	24	—	—%
Number of living units (end of period) (1)	2,312	2,312	—	—%
Occupancy %	78.3%	81.3%	(3.0)%	n/m
RevPAR (1)(2)	$2,813	$2,993	(180)	(6.0)%

Managed communities:
Number of communities (end of period)	75	75	—	—%
Number of living units (end of period) (1)	9,689	9,616	73	0.8%
Occupancy %	80.1%	86.1%	(6.0)%	n/m
RevPAR (1)(2)	$3,398	$3,603	(205)	(5.7)%

Rehabilitation and wellness services:
Number of inpatient clinics	40	40	—	—%
Number of outpatient clinics	133	133	—	—%
Total clinics	173	173	—	—%

n/m - not meaningful
(1) Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(2) RevPAR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of available units for the period, divided by the number of months in the period.

The following is a discussion of our operating results for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Senior living revenues. The decrease in senior living revenues is primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement, effective January 1, 2020. The decrease in senior living revenues at our comparable communities was primarily due to the decrease in occupancy and RevPAR caused by the COVID-19 pandemic as move-out rates accelerated at a faster pace than move-in rates due to state and company-wide policies to restrict admissions to those communities impacted with a confirmed case of COVID-19.

Management fees. The increase in management fees is primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement. Management fees increased $10.3 million due to the increase in senior living communities we manage for the account of DHC from 77 to 241. The remaining increase is primarily due to the New Management Agreements, under which we receive a management fee equal to 5% of the gross revenues realized at senior living communities managed and 3% of the costs of construction projects we manage for the account of DHC. Prior to the Transaction Agreement, our management fee for 46 previously managed communities was equal to 3% of the gross revenues realized at those senior living communities and 3% of the costs of construction projects we managed for the account of DHC. This was partially offset by a decline in gross revenues and reductions in construction projects at the senior living communities we manage caused by the COVID-19 pandemic as we implemented infectious disease protocols that limited

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

non-essential visitors from entering our communities as well as pausing admissions to mitigate the spread of the COVID-19 virus within the communities we operate. The increase in management fees at our comparable communities was primarily due to the two percentage point rate increase from the New Management Agreements and the construction management fee that we began earning on construction projects we manage effective January 1, 2020, partially offset by a decline in gross revenues and construction projects at the senior living communities we manage caused by the COVID-19 pandemic.

Rehabilitation and wellness services. The increase in rehabilitation and wellness services revenues is primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement and opening of new clinics, offset by declines in revenues caused by the COVID-19 pandemic as clinics remained closed as part of our infectious disease protocols and services were provided to resident units only, which impacted the number of patients we could treat on a daily basis. Rehabilitation and wellness services revenues for the three months ended June 30, 2019 excluded $6.7 million related to inpatient clinics at communities we previously leased from DHC. Prior to the effective date of the Transaction Agreement, this revenue was eliminated in consolidation pursuant to GAAP. The remaining increase was primarily due to 64 net new clinics we opened from July 1, 2019 to June 30, 2020. These increases were offset by a reduction of visits and temporary closures of clinics as a result of the COVID-19 pandemic. The increase in rehabilitation and wellness services revenues at our comparable communities was due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement and the change in how those revenues are accounted for as a result, partially offset by a decline in gross revenues caused by the COVID-19 pandemic.

Reimbursed community-level costs incurred on behalf of managed communities. The increase in reimbursed community-level costs incurred on behalf of managed communities was primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement, resulting in the increase in senior living communities managed for the account of DHC. This was partially offset by a decline in costs incurred at the senior living communities we manage resulting from the COVID-19 pandemic. The decrease in reimbursed community-level costs incurred on behalf of managed communities at our comparable communities was due to lower community-level costs, including travel and entertainment and other costs impacted by occupancy declines due to the COVID-19 pandemic such as labor, food and certain housekeeping services.

Other reimbursed expenses. Other reimbursed expenses represent reimbursements that arise from certain centralized services we provide pursuant to the New Management Agreements.

Other operating income. Other operating income represents revenues recognized for funds received under the Provider Relief Fund of the CARES Act related to rehabilitation and wellness services for which we have determined we comply with the associated terms and conditions that permit us to retain these funds.

Senior living wages and benefits. The decrease in senior living wages and benefits is primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement. Senior living wages and benefits related to communities previously leased to DHC are reimbursed community-level costs incurred on behalf of managed communities effective January 1, 2020, pursuant to the New Management Agreements. The increase in senior living wages and benefits at our comparable communities is primarily due to bonuses and ongoing benefits packages provided to team members.

Other senior living operating expenses. Other senior living operating expenses are comprised of utilities, housekeeping, dietary, repairs and maintenance, insurance and community-level administrative costs. The decrease in other senior living operating expenses is primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement, partially offset by increased legal costs, increased insurance costs and increased costs related to testing supplies, disposable food supplies, infectious disease prevention cleaning, sanitation and labor as a result of the COVID-19 pandemic. Other senior living operating expenses related to communities previously leased to DHC are reimbursed community-level costs incurred on behalf of managed communities effective January 1, 2020, pursuant to the New Management Agreements. The increase in other senior living operating expenses at our comparable communities is primarily due to increased legal costs, increased insurance costs and increased costs related to testing supplies, disposable food supplies, infectious disease prevention cleaning, sanitation and labor as a result of the COVID-19 pandemic.

Rehabilitation and wellness services expenses. The increase in rehabilitation and wellness services expenses is primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement and growth of our business. Rehabilitation and wellness services expenses for the three months ended June 30, 2019 excluded $6.7 million related to inpatient clinics at communities we previously leased from DHC. Prior to the effective date of the Transaction Agreement, these expenses were eliminated in consolidation pursuant to GAAP. This increase

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

was partially offset by a reduction of labor costs due to reduced visits and temporary closures of clinics as a result of the COVID-19 pandemic.

General and administrative. The increase in general and administrative expenses is primarily due to increased costs for certain centralized services we provide pursuant to the New Management Agreements, increased professional services costs and severance costs related to a reduction in workforce.

Rent. The decrease in rent expense is due to the termination of our master leases for the senior living communities that we previously leased from DHC, which were replaced with the New Management Agreements, pursuant to the Transaction Agreement. Rent for comparable communities increased primarily due to increases in rent at certain of our rehabilitation and wellness services clinics.

Depreciation and amortization. The decrease in depreciation and amortization is primarily due to the disposition of assets during 2019.

Loss on sale of senior living communities. A loss on sale of senior living communities of $0.1 million was recognized during the three months ended June 30, 2019 for the sale of three SNFs to a third party.

Long-lived asset impairment. For the three months ended June 30, 2019, we recognized a long-lived asset impairment of $0.1 million to reduce the carrying value of certain of our long-lived assets to their estimated fair values.

Interest, dividend and other income. The decrease in interest, dividend and other income is primarily due to decreased amounts of interest earned on our cash and cash equivalents.

Interest and other expense. The decrease in interest and other expense is primarily due to a decrease in borrowings under our credit facility during the three months ended June 30, 2020. We did not borrow any funds under our credit facility during the three months ended June 30, 2020.

Unrealized gain (loss) on equity investments. Unrealized gain (loss) on equity investments represents adjustments made to our investments in equity securities to record amounts at fair value.

Realized gain on sale of debt and equity investments. Realized gain on sale of debt and equity investments represents our realized gain on investments.

Benefit for income taxes. For the three months ended June 30, 2020 and 2019, we recognized a benefit for income taxes of $0.9 million and $0.7 million, respectively. The benefit for income taxes for the three months ended June 30, 2020 is related to a decrease to our cumulative federal and state income taxes through June 30, 2020. The benefit for income taxes for the three months ended June 30, 2019 is related to a decrease to our cumulative federal and state income taxes through June 30, 2019.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC, which was dissolved on February 13, 2020.

Key Statistical Data For the Six Months Ended June 30, 2020 and 2019:

The following tables present a summary of our operations for the six months ended June 30, 2020 and 2019 (dollars in thousands, except per unit amounts):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended June 30,		Increase/(Decrease)
	2020	2019	Amount	Percent
REVENUES
Senior living	$40,587	$529,171	$(488,584)	(92.3)%
Management fees	32,756	8,007	24,749	309.1%
Rehabilitation and wellness services	40,652	22,260	18,392	82.6%
Total management and operating revenues	113,995	559,438	(445,443)	(79.6)%
Reimbursed community-level costs incurred on behalf of managed communities	456,120	151,824	304,296	200.4%
Other reimbursed expenses	12,414	—	12,414	n/m
Total revenues	582,529	711,262	(128,733)	(18.1)%
Other operating income	1,499	—	1,499	n/m
Total revenues and other operating income	584,028	711,262	(127,234)	(17.9)%

OPERATING EXPENSES
Senior living wages and benefits	19,505	273,637	(254,132)	(92.9)%
Other senior living operating expenses	11,573	146,967	(135,394)	(92.1)%
Rehabilitation and wellness services expenses	32,471	17,619	14,852	84.3%
Community-level costs incurred on behalf of managed communities	456,120	151,824	304,296	200.4%
General and administrative	46,432	47,050	(618)	(1.3)%
Rent	2,555	87,804	(85,249)	(97.1)%
Depreciation and amortization	5,404	11,106	(5,702)	(51.3)%
Loss on sale of senior living communities	—	101	(101)	(100.0)%
Long-lived asset impairment	—	3,260	(3,260)	(100.0)%
Total operating expenses	574,060	739,368	(165,308)	(22.4)%

Operating income (loss)	9,968	(28,106)	38,074	n/m

Interest, dividend and other income	521	571	(50)	(8.8)%
Interest and other expense	(791)	(1,812)	1,021	(56.3)%
Unrealized (loss) gain on equity investments	(595)	328	(923)	n/m
Realized gain on sale of debt and equity investments	95	236	(141)	(59.7)%
Loss on termination of leases	(22,899)	—	(22,899)	n/m

Loss before income taxes and equity in earnings of an investee	(13,701)	(28,783)	15,082	(52.4)%
Provision for income taxes	(506)	(785)	279	(35.5)%
Equity in earnings of an investee	—	534	(534)	(100.0)%
Net loss	$(14,207)	$(29,034)	$14,827	(51.1)%

Owned and leased communities:
Number of communities (end of period)	24	205	(181)	(88.3)%
Number of living units (end of period) (1)	2,312	21,912	(19,600)	(89.4)%
Occupancy %	79.8%	83.0%	(3.2)%	n/m
RevPAR (2)	$2,872	$3,990	$(1,118)	(28.0)%

Managed communities:
Number of communities (end of period)	241	77	164	213.0%
Number of living units (end of period) (1)	28,348	10,084	18,264	181.1%
Occupancy %	80.7%	85.8%	(5.1)%	n/m
RevPAR (2)	$3,733	$3,643	$90	2.5%

Rehabilitation and wellness services:
Number of inpatient clinics	40	45	(5)	(11.1)%
Number of outpatient clinics	206	142	64	45.1%
Total clinics	246	187	59	31.6%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

n/m - not meaningful
(1) Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(2) RevPAR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of available units for the period, divided by the number of months in the period.

Comparable communities (senior living communities and rehabilitation and wellness services clinics that we have continuously owned, continuously leased or continuously managed since January 1, 2019) results are listed below. The number of comparable communities represent a minority of the senior living communities we operated since January 1, 2019 as a result of the changes in our business arrangements for senior living communities that we operate that are owned by DHC pursuant to the Restructuring Transactions (dollars in thousands, except per unit amounts):

	Six Months Ended June 30,		Increase/(Decrease)
	2020	2019	Amount	Percent
REVENUES
Senior living	$39,847	$41,245	$(1,398)	(3.4)%
Management fees	10,165	7,514	2,651	35.3%
Rehabilitation and wellness services	32,051	20,895	11,156	53.4%
Reimbursed community-level costs incurred on behalf of managed communities	133,770	135,673	(1,903)	(1.4)%
Other operating income	1,021	—	1,021	n/m
Senior living wages and benefits	19,578	19,298	280	1.5%
Other senior living operating expenses	6,024	8,833	(2,809)	(31.8)%
Rehabilitation and wellness services expenses	25,827	16,244	9,583	59.0%
Rent	2,078	1,910	168	8.8%

Owned and leased communities:
Number of communities (end of period)	24	24	—	—%
Number of living units (end of period) (1)	2,312	2,312	—	—%
Occupancy %	79.8%	81.4%	(1.6)%	n/m
RevPAR (1)(2)	$2,872	$2,973	$(101)	(3.4)%

Managed communities:
Number of communities (end of period)	74	74	—	—%
Number of living units (end of period) (1)	9,371	9,298	73	0.8%
Occupancy %	82.5%	86.6%	(4.1)%	n/m
RevPAR (1)(2)	$3,514	$3,654	$(140)	(3.8)%

Rehabilitation and wellness services:
Number of inpatient clinics	40	40	—	—%
Number of outpatient clinics	124	124	—	—%
Total clinics	164	164	—	—%

n/m - not meaningful
(1) Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(2) RevPAR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of available units for the period, divided by the number of months in the period.

The following is a discussion of our operating results for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Senior living revenues. The decrease in senior living revenues is primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement, effective January 1, 2020. The decrease in senior living revenues at our comparable communities was primarily due to the decrease in occupancy and RevPAR caused by the COVID-19 pandemic as move-out rates accelerated at a faster pace than move-in rates due to state and company-wide policies to restrict admissions at those communities impacted with a confirmed case of COVID-19.

Management fees. The increase in management fees is primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement. Management fees increased $21.4 million

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

due to the increase in senior living communities we manage for the account of DHC from 77 to 241. The remaining increase is primarily due to the New Management Agreements, under which we receive a management fee equal to 5% of the gross revenues realized at senior living communities managed and 3% of the costs of construction projects we manage for the account of DHC. Prior to the Transaction Agreement, our management fee for 46 previously managed communities was equal to 3% of the gross revenues realized at those senior living communities and 3% of the costs of construction projects we managed for the account of DHC. This was partially offset by a decline in gross revenues and reductions in construction projects at the senior living communities we manage caused by the COVID-19 pandemic as we implemented infectious disease protocols that limited non-essential visitors from entering our communities as well as pausing admissions to mitigate the spread of the COVID-19 virus within the communities we operate. The increase in management fees at our comparable communities was primarily due to the two percentage point rate increase from the New Management Agreements and the construction management fee that we began earning on construction projects we manage effective January 1, 2020, partially offset by a decline in gross revenues and construction projects at the senior living communities we manage caused by the COVID-19 pandemic.

Rehabilitation and wellness services. The increase in rehabilitation and wellness services revenues is due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement and growth of our business. Rehabilitation and wellness services revenues for the six months ended June 30, 2019 excluded $13.6 million related to inpatient clinics at communities we previously leased from DHC. Prior to the effective date of the Transaction Agreement, this revenue was eliminated in consolidation pursuant to GAAP. The remaining increase was primarily due to 64 net new clinics opened from July 1, 2019 to June 30, 2020. These increases were offset by a reduction of visits and closures of clinics as a result of the COVID-19 pandemic as clinics remained closed as part of our infectious disease protocols and services were provided to resident units only, which reduced the number of patients we could treat on a daily basis. The increase in rehabilitation and wellness services revenues at our comparable communities was due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement and the change in how those revenues are accounted for as a result, partially offset by a decline in gross revenues caused by the COVID-19 pandemic.

Reimbursed community-level costs incurred on behalf of managed communities. The increase in reimbursed community-level costs incurred on behalf of managed communities was primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement, resulting in the increase in senior living communities managed for the account of DHC. This was partially offset by a decline in costs incurred at the senior living communities we manage resulting from the COVID-19 pandemic. The decrease in reimbursed community-level costs incurred on behalf of managed communities at our comparable communities was due to lower community-level costs, including travel and entertainment and other costs impacted by occupancy declines due to the COVID-19 pandemic such as labor, food and certain housekeeping services.

Other reimbursed expenses. Other reimbursed expenses represent reimbursements that arise from certain centralized services we provide pursuant to the New Management Agreements.

Other operating income. Other operating income represents revenues recognized for funds received under the Provider Relief Fund of the CARES Act related to rehabilitation and wellness services for which we have determined we comply with the associated terms and conditions that permit us to retain these funds.

Senior living wages and benefits. The decrease in senior living wages and benefits is primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement. Senior living wages and benefits related to communities previously leased to DHC are reimbursed community-level costs incurred on behalf of managed communities effective January 1, 2020, pursuant to the New Management Agreements. The increase in senior living wages and benefits at our comparable communities is primarily due to bonuses and ongoing benefits packages provided to team members.

Other senior living operating expenses. Other senior living operating expenses are comprised of utilities, housekeeping, dietary, repairs and maintenance, insurance and community-level administrative costs. The decrease in other senior living operating expenses is primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement, offset by increased legal costs, increased insurance costs and increased costs related to testing supplies, disposable food supplies, infectious disease prevention cleaning, sanitation and labor as a result of the COVID-19 pandemic. Other senior living operating expenses related to communities previously leased to DHC are reimbursed community-level costs incurred on behalf of managed communities effective January 1, 2020, pursuant to the New Management Agreements. The decrease in other senior living operating expenses at our comparable communities is primarily due to lower repairs and maintenance, reduction in consulting and other purchased service expenses associated with

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

our 2019 strategic sourcing investment program and costs associated with our self-insurance obligations offset by increased legal costs, increased insurance costs and increased costs related to testing supplies, disposable food supplies, infectious disease prevention cleaning, sanitation and labor as a result of the COVID-19 pandemic.

Rehabilitation and wellness services expenses. The increase in rehabilitation and wellness services expenses is primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement and growth of our business. Rehabilitation and wellness services expenses for the six months ended June 30, 2019 excluded $13.6 million related to inpatient clinics at communities we previously leased from DHC. Prior to the effective date of the Transaction Agreement, these expenses were eliminated in consolidation pursuant to GAAP. The remaining increase was primarily due to 64 net new clinics we opened from July 1, 2019 to June 30, 2020. These increases were offset by a reduction of labor costs due to reduced visits and temporary closures of clinics as a result of the COVID-19 pandemic. The increase in rehabilitation and wellness services expenses at our comparable communities was due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement and the change for how those revenues are accounted for as a result, partially offset by a reduction of labor costs due to reduced visits and temporary closures of clinics as a result of the COVID-19 pandemic.

General and administrative. The decrease in general and administrative expenses is primarily due to a decrease of $7.5 million in transaction costs incurred in connection with the Restructuring Transactions, partially offset by increased costs for certain centralized services we provide pursuant to the New Management Agreements, increased professional services costs and severance costs related to a reduction in workforce.

Rent. The decrease in rent expense is due to the termination of our master leases for the senior living communities that we previously leased from DHC, which were replaced with the New Management Agreements, pursuant to the Transaction Agreement. Rent for comparable communities increased primarily due to increases in rent at certain of our rehabilitation and wellness services clinics.

Depreciation and amortization. The decrease in depreciation and amortization is primarily due to the sale of approximately $110.0 million of fixed assets and improvements to DHC during 2019.

Loss on sale of senior living communities. A loss on sale of senior living communities of $0.1 million was recognized during the six months ended June 30, 2019, in connection with the sale of three SNFs to a third party.

Long-lived asset impairment. For the six months ended June 30, 2019, we recognized a long-lived asset impairment of $3.3 million to reduce the carrying value of certain of our long-lived assets to their estimated fair values.

Interest, dividend and other income. The decrease in interest, dividend and other income is primarily due to decreased amounts of interest earned on our cash and cash equivalents.

Interest and other expense. The decrease in interest and other expense is primarily due to decreased amounts of interest incurred on borrowings under our credit facility compared to the six months ended June 30, 2019. We did not borrow any funds under our credit facility during the six months ended June 30, 2020.

Unrealized (loss) gain on equity investments. Unrealized (loss) gain on equity investments represents adjustments made to our investments in equity securities to record amounts at fair value.

Realized gain on sale of debt and equity investments. Realized gain on sale of debt and equity investments represents our realized gain on investments.

Loss on termination of leases. Loss on termination of leases represents the excess of the fair value of the Share Issuances of $97.9 million compared to the consideration of $75.0 million paid by DHC.

Provision for income taxes. For the six months ended June 30, 2020 and 2019, we recognized a provision for income taxes of $0.5 million and $0.8 million, respectively. The provision for income taxes for the six months ended June 30, 2020 is related to federal income taxes, partially offset by a federal AMT credit refund benefit and a federal benefit related to lease termination expense, plus state income taxes, including a state valuation allowance. The provision for income taxes for the six months ended June 30, 2019 is related to our federal and state tax obligations.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC, which was dissolved on February 13, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

We require cash to fund our operating expenses and to make capital expenditures to the extent not funded by DHC pursuant to the New Management Agreements. As of June 30, 2020, we had $76.1 million of unrestricted cash and cash equivalents, including $4.7 million of Targeted SNF Distribution funds related to SNFs that were previously leased by us from DHC during 2018 and 2019 and we are evaluating whether we are eligible to retain these funds. In the event we determine we are not eligible to retain the funds received, we will remit the funds to HHS by August 20, 2020. As of June 30, 2020 and December 31, 2019, we had current assets of $223.7 million and $143.4 million, respectively, and current liabilities of $145.5 million and $164.3 million, respectively.

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

The following is a summary of cash flows from operating, investing and financing activities, as reflected in our condensed consolidated statements of cash flows:

	Six Months Ended June 30,
(in thousands)	2020	2019	$ Change	% Change
Net cash provided by operating activities	$40,158	$5,424	$34,734	640.4%
Net cash (used in) provided by investing activities	(350)	56,705	(57,055)	n/m
Net cash provided by (used in) financing activities	3,966	(52,936)	56,902	(107.5)%
Change in cash and cash equivalents and restricted cash and cash equivalents	43,774	9,193	34,581	376.2%
Restricted cash included in held for sale assets	—	(42)	42	(100.0)%
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	56,979	51,258	5,721	11.2%
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$100,753	$60,409	$40,344	66.8%

The increase in cash flows provided by operating activities for the six months ended June 30, 2020, compared to the same period in 2019 is primarily due to the Restructuring Transactions, including the receipt of $23.5 million of cash from DHC, deferral of payroll taxes of $8.8 million as permitted by the CARES Act, of which $1.7 million will not be reimbursable from DHC, and changes in working capital. The decrease in cash flows provided by investing activities for the six months ended June 30, 2020, compared to the same period in 2019 is primarily due to a decrease in proceeds earned from the sale of property and equipment to DHC of $76.2 million, partially offset by a decrease in the acquisition of property and equipment of $21.3 million during the six months ended June 30, 2020, compared to the same period in 2019. The increase in net cash provided by financing activities for the six months ended June 30, 2020, compared to the same period in 2019 is primarily due to the repayment of our outstanding borrowings on the revolving credit facility during the six months ended June 30, 2019.

We believe we have adequate financial resources from our existing cash flows from operations, together with cash on hand and amounts available under our credit facility to support our business for at least the next twelve months.

Our liquidity and capital funding requirements depend on numerous factors, including our operating results, our capital expenditures to the extent not funded by DHC pursuant to the New Management Agreements, general economic conditions and the cost of capital. Shortfalls in cash flows from operating results or other principal sources of liquidity may have an adverse impact on our ability to execute on our strategy or to maintain capital spending levels.

We are closely monitoring the effect of the COVID-19 pandemic on our liquidity. We currently expect to use cash balances to fund our future operations, capital expenditures to the extent not funded by DHC pursuant to the New Management Agreements and fixed debt obligations, as well as investments in diversifying our service offerings to diversify our revenue streams. DHC funds the operating and capital expenses for the senior living communities we manage for DHC. We may borrow funds from our credit facility from time to time. We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities, but we cannot be certain that we will be able to successfully carry out this intention, particularly because of the uncertainty surrounding the duration and severity of the current economic impact resulting from the COVID-19 pandemic. A long, protracted and extensive economic recession may cause a decline in financing

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

availability and increased costs for financings. Further, such conditions could also disrupt capital markets and limit our access to financing from public sources.

Insurance

Increases over time in the cost of insurance, especially professional and general liability insurance, workers’ compensation and employee health insurance, have had an adverse impact upon our results of operations. Although we self-insure a large portion of these costs, and also require residents in our senior living communities to buy insurance directly or reimburse us for insurance that we purchase, our costs have increased as a result of the higher costs that we incur to settle claims and to purchase insurance for claims in excess of the self-insured amounts, some of which related to the senior living communities we manage on behalf of DHC and are reimbursed to us by DHC pursuant to the New Management Agreements. These increased costs may continue in the future. We previously participated with other companies to which RMR LLC provides management services in a combined property insurance program through AIC. The policies under that program expired on June 30, 2019, and we and the other AIC shareholders elected not to renew the AIC property insurance program; we instead have purchased property insurance coverage under DHC's policy with unrelated third party insurance providers.

For more information about our existing insurance see “Business—Insurance” in Part I, Item I of our Annual Report.

Off-Balance Sheet Arrangements

At June 30, 2020, we had seven irrevocable standby letters of credit outstanding, totaling $29.3 million. One of these letters of credit in the amount of $26.9 million, which secures our workers' compensation insurance program, is collateralized by approximately $21.5 million of cash equivalents and $6.9 million of debt and equity investments. This letter of credit expires in June 2021 and is automatically extended for one-year terms unless notice of nonrenewal is provided prior to the end of the applicable term. At June 30, 2020, the cash equivalents collateralizing this letter of credit, including accumulated interest, were classified as short-term restricted cash and cash equivalents in our condensed consolidated balance sheets, and the debt and equity investments collateralizing this letter of credit are classified as short-term investments in our condensed consolidated balance sheets. The remaining six irrevocable standby letters of credit outstanding at June 30, 2020, totaling $2.4 million, secure certain of our other obligations. As of June 30, 2020, these letters of credit are scheduled to mature between September 2020 and June 2021 and are required by the beneficiaries to be renewed annually.

Debt Financings and Covenants

We have a $65.0 million secured revolving credit facility that is available for general business purposes. Our credit facility matures in June 2021, and, subject to our payment of an extension fee and other conditions, we have the option to extend the stated maturity date of our credit facility for a one-year period. We are required to pay interest on borrowings under our credit facility at a rate of LIBOR plus a premium of 250 basis points per annum; or at a base rate, as defined in the credit agreement governing our credit facility, plus 150 basis points per annum. The annual interest rates as of June 30, 2020, were 2.66% and 4.75%, respectively. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused portion of the available capacity under our credit facility. No principal repayment is due until maturity.

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

At June 30, 2020, we had seven irrevocable standby letters of credit outstanding, totaling $29.3 million, as more fully described above under the heading “—Off-Balance Sheet Arrangements.”

We also have a mortgage note of $7.4 million as of June 30, 2020, that we assumed in connection with a previous acquisition of a senior living community. Payments of principal and interest are due monthly under this mortgage debt until maturity in September 2032. The annual interest rate on this mortgage debt was 6.20% as of June 30, 2020.

As of June 30, 2020, we had no borrowings outstanding under our credit facility and $2.4 million in letters of credit issued under our credit facility, and $51.8 million of availability for further borrowing under our credit facility, and we had $7.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

million in an outstanding mortgage note. As of June 30, 2020, we believe we were in compliance with all applicable covenants under our debt agreements.

For more information regarding our debt financings and covenants, see Note 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Related Person Transactions

We have relationships and historical and continuing transactions with DHC, RMR LLC, ABP Trust and others related to them. For example: DHC is our former parent company, our former largest landlord, the owner of the senior living communities that we manage and our largest shareholder, owning as of June 30, 2020, 33.9% of our outstanding common shares, and with which we restructured our business arrangements as of January 1, 2020 pursuant to the Transaction Agreement; Adam Portnoy, the Chair of our Board of Directors and one of our Managing Directors, is the sole trustee, an officer and the controlling shareholder of ABP Trust and he is also a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR LLC and the chair of the board of trustees and a managing trustee of DHC; Jennifer Clark, our other Managing Director and Secretary, is a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer of ABP Trust, an officer and employee of RMR LLC and a managing trustee and secretary of DHC; various services we require to operate our business are provided to us by RMR LLC pursuant to our business management agreement with RMR LLC and RMR LLC also provides management services to DHC and DHC’s officers are officers and employees of RMR LLC; RMR LLC employs our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer; Adam Portnoy, directly and indirectly through ABP Trust and its subsidiaries, is a significant stockholder of us, beneficially owning approximately 6.2% of our outstanding common shares as of June 30, 2020; a subsidiary of ABP Trust is also the landlord of our headquarters; and Adam Portnoy, through ABP Trust, is also the controlling shareholder of RMR Inc., which is the managing member of RMR LLC. We have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and some of which have directors, trustees or officers who are also directors, trustees or officers of us, DHC, RMR LLC or RMR Inc. and some of our Directors and officers serve as trustees, directors or officers of these companies.

For further information about these and other such relationships and related person transactions, see Notes 11, 12 and 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our Annual Report and in this Quarterly Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our prior leases, forms of management agreements and related pooling and omnibus agreements with DHC, the Transaction Agreement, our business management agreement with RMR LLC, and our headquarters lease with a subsidiary of ABP Trust, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

Seasonality

Revenues derived from our senior living and managed communities are subject to modest effects of seasonality, which we experience in certain regions more than others, due to weather patterns, geography and higher incidence and severity of flu and other illnesses during winter months. We do not expect these seasonal differences to cause material fluctuations in our revenues or operating cash flows. It is uncertain what the long-term survival, recurrence and resurgence of COVID-19 will be, including whether it will weaken, transform or otherwise become a common seasonal virus, which may change or amplify seasonal aspects and effects on our business.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, cash flows, liquidity and prospects include, but are not limited to:

•	The impact of conditions in the economy and the capital markets on us and our residents and other customers,

•	Competition within the senior living and other health and wellness related services businesses,

•	Older adults delaying or forgoing moving into senior living communities or purchasing health and wellness services from us,

•	Increases in our labor costs or in costs we pay for goods and services,

•	Increases in tort and insurance liability costs,

•	Our operating and debt leverage,

•	Actual and potential conflicts of interest with our related parties, including our Managing Directors, DHC, RMR LLC, ABP Trust and others affiliated with them,

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

•	Our exposure to litigation and regulatory and government proceedings due to the nature of our business,

•	Continued efforts by third-party payers to reduce costs, and

•	Acts of terrorism, outbreaks or continuations of public health crises, including COVID-19, or other man-made or natural disasters beyond our control.

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

•	Our preparation efforts in anticipation of continued COVID-19 pandemic challenges may not be sufficient,

•	We believe that our insurance costs may continue rise as a result of claims or litigation associated with the COVID-19 pandemic,

•	We may be unable to repay or refinance our debt obligations when they become due,

•
At June 30, 2020, we had $76.1 million of unrestricted cash and cash equivalents. As of June 30, 2020, we had no borrowings under our credit facility, letters of credit issued in an aggregate amount of $2.4 million and $51.8 million available for borrowing under our credit facility. In addition, we believe that we have adequate financial resources to fund our business for at least the next 12 months. However, we have incurred in prior periods and may continue to incur in future periods operating losses and we have a large accumulated deficit. Moreover, certain aspects of our operations and future growth we may pursue in our business may require significant amounts of working cash and require us to make significant capital expenditures. Further, the impact of the COVID-19 pandemic and resulting economic conditions has adversely impacted us and will likely continue to do so. As a result, we may not have sufficient cash liquidity,

•	Actual costs under our credit facility will be higher than LIBOR plus a premium because of other fees and expenses associated with our credit facility,

•
The amount of available borrowings under our credit facility is subject to our having qualified collateral, which is primarily based on the value of the assets securing our obligations under our credit facility. Accordingly, the availability of borrowings under our credit facility at any time may be less than $65.0 million. Also, the availability of borrowings under our credit facility is subject to our satisfying certain financial covenants and other conditions that we may be unable to satisfy,

•
We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not be able to successfully carry out this intention. Further, market disruptions, such as may be caused and continued by the COVID-19 pandemic and the current economic conditions, may significantly limit our availability to capital,

•
Our actions and approach to managing our insurance costs, including our operating an offshore captive insurance company and self-insuring with respect to certain liability matters, may not be successful and could result in our incurring significant costs and liabilities that we will be responsible for funding,

•
Contingencies in any applicable acquisition or sale agreements we or DHC have entered into, or may enter into, may not be satisfied and our and DHC’s applicable acquisitions or sales, and any related management arrangements we may expect to enter into, may not occur, may be delayed or the terms of such transactions or arrangements may change,

•	We may be unable to meet collateral requirements related to our workers’ compensation insurance program for future policy years, which may result in increased costs for such insurance program,

•	We may not be able to sell communities that we own, and DHC may not be able to sell communities we manage, that we or DHC may seek to sell, on acceptable terms,

•
We believe that our relationships with our related parties, including DHC, RMR LLC, ABP Trust and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize,

•
Our senior living communities are subject to extensive government regulation, licensure and oversight. We sometimes have regulatory issues in the operation of our senior living communities and, as a result, some of our communities may periodically be prohibited from admitting new residents, or our license to continue operations at a community may be suspended or revoked. Also, operating deficiencies or a license revocation at one or more of our senior living communities may have an adverse impact on our ability to operate, obtain licenses for, or attract residents to, our other communities, and

•
We expect that the COVID-19 pandemic will continue to adversely affect our business, operating results and financial condition, due to continual deterioration of occupancy of our senior living communities, staffing pressures and potential medical and food supply shortages that may have an adverse effect on our operating costs of our senior living facilities.

Currently, unexpected results could occur due to many different circumstances, some of which are beyond our control, such as acts of terrorism, natural disasters, epidemics and other widespread illnesses, changed Medicare or Medicaid rates, new legislation, regulations or rulemaking affecting our business, or changes in capital markets or the economy generally.

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

PART II.  Other Information

Item 1. Legal Proceedings

Information on material developments in our legal proceedings is included in Note 14 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The COVID-19 pandemic has had, and may continue to have, a materially adverse affect our business, operations, financial results and liquidity and its duration is unknown.

COVID-19 has been declared a pandemic by the World Health Organization, and the HHS Secretary has declared a public health emergency in the United States in response to the outbreak. COVID-19 has had a devastating impact on the global economy, including the U.S. economy, and has resulted in a global economic recession.

These conditions have had, and will likely continue to have, a material and adverse impact our business, results of operations and liquidity, including reducing occupancy at our senior living communities, pressures on revenue due to restrictions on admitting new residents, increasing the cost of operations or necessitating the closure of our facilities. Occupancy at our senior living communities has experienced continual declines during the COVID-19 pandemic so far and we expect continuing declines over a sustained period of time will likely have a significant impact on financial results. Although we have not experienced a significant change in the rates we charge residents to date as a result of the COVID-19 pandemic, that could change in the future if the pandemic continues or economic conditions worsen. We earn management fees based on a percentage of revenues generated at the senior living communities that we manage; therefore, declines in occupancy, without sufficient offsets from increased rates or other revenues, and vice versa, have already and likely will continue to reduce the management fees we earn. In addition, the COVID-19 pandemic may further adversely impact our business by causing a temporary hold on new residents, by disrupting or delaying production and delivery of materials we need to operate our senior living communities or by causing staffing shortages in those communities. Additionally, the COVID-19 pandemic could significantly increase the operating costs for our senior living communities, including our need to increase staffing or pay overtime, to obtain PPE, to incorporate enhanced infection control measures and to implement quarantines for residents. For the communities we manage on behalf of DHC, the operating costs would be borne by DHC. However, those costs may reduce the earnings of those senior living communities and thereby reduce our ability to earn incentive fees. Moreover, for senior living communities we own and lease, we would incur these costs, which would reduce our earnings from those communities. Finally, we believe that our insurance costs may continue to rise as a result of claims or litigation associated with the COVID-19 pandemic.

Our ability to operate our senior living communities may be negatively impacted if we are unable to maintain or improve occupancy levels or to secure the necessary staffing and supplies, staff illness, shortages of supplies due to supply chain or production challenges, or for other reasons. Additionally, downturns or stagnation in the U.S. housing market as a result of an economic downturn due to the COVID-19 pandemic and its aftermath could adversely affect the ability, or perceived ability, of seniors to afford the resident fees at our senior living communities as prospective residents may use the proceeds from the sale of their homes to cover the cost of such fees.

In addition, the COVID-19 pandemic has significantly adversely impacted our Ageility business, resulting in our closing certain of our outpatient clinics for a temporary period. Additionally, we have significantly reduced the number of new clinics we plan to open during 2020. As a result, revenues from our Ageility business have declined and we expect those declines to continue as a result of the COVID-19 pandemic and the resulting economic conditions.

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

Certain capital expenditures have been delayed due to COVID-19 restrictions, including capital expenditures at the senior living communities we manage for DHC; these reductions may harm our competitive position and will result in our earning reduced construction management fees.

Most of the senior living communities we operate are managed on behalf of DHC. DHC funds the operating and capital expenditures for those managed senior living communities. DHC announced it plans to continue investing essential capital in their senior living communities, but certain projects have been delayed and may continue to be delayed in the future due to community access restrictions and other state and local ordinances related to COVID-19 that may limit their ability to proceed with these projects on a timely basis. To the extent DHC defers capital expenditures at our managed senior living communities, the applicable senior living communities may be harmed competitively if other senior living communities in those markets are newer or are undergoing enhanced capital improvements. In addition, we typically manage capital improvement projects at the senior living communities we manage for DHC and DHC pays us fees based on a percentage of construction costs for managing those projects. A decline in capital improvement projects at the senior living communities we manage for DHC will result in our earning less construction management fees.

The high levels of infected COVID-19 patients and deaths at senior living communities and resulting negative publicity may have a long-term significant detrimental impact on the senior living industry, including us, even if our senior living communities do not experience similar levels of COVID-19 infections and deaths as others in the industry.

COVID-19 has proven to be particularly harmful to seniors and persons with other pre-existing health conditions. If the senior living industry continues to experience high levels of residents infected with COVID-19 and related deaths, and news accounts emphasize these experiences, seniors may delay or forgo moving into senior living communities or using other services provided by senior living operators. These trends could be realized across the senior living industry and not discriminate among owners and operators that have higher or lower levels of residents experiencing COVID-19 infections and related deaths. As a result, our senior living communities’ business and our results of operations may experience a long-term significant detrimental impact.

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

10.1	Five Star Senior Living Inc. Amended and Restated 2014 Equity Compensation Plan (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 9, 2020.)
10.2	Summary of Director Compensation (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 9, 2020.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE STAR SENIOR LIVING INC.

/s/ Katherine E. Potter
Katherine E. Potter
President and Chief Executive Officer
(Principal Executive Officer)
Dated: August 6, 2020

/s/ Jeffrey C. Leer
Jeffrey C. Leer
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Dated: August 6, 2020

/s/ Ellen E. Snow
Ellen E. Snow
Chief Accounting Officer
(Principal Accounting Officer)
Dated: August 6, 2020