Form 10-Q
period 2020-09-30
FIVE STAR SENIOR LIVING INC.
filed 2020-11-05
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐ No   ☒

Number of registrant’s shares of common stock, $0.01 par value, outstanding as of November 2, 2020:  31,571,897.

FIVE STAR SENIOR LIVING INC.
FORM 10-Q
September 30, 2020

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

PART I.   Financial Information
Item 1.  Financial Statements
Five Star Senior Living Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$95,779	$31,740
Restricted cash and cash equivalents	23,842	23,995
Accounts receivable, net of allowance of $3,535 and $4,664, respectively	9,755	34,190
Due from related person	79,807	5,533
Debt and equity investments, of which $11,013 and $12,622 are restricted, respectively	20,465	21,070
Prepaid expenses and other current assets	21,006	17,286
Assets held for sale	—	9,554
Total current assets	250,654	143,368

Property and equipment, net	160,741	167,247
Equity investment of an investee, net	11	298
Restricted cash and cash equivalents	821	1,244
Restricted debt and equity investments	4,975	7,105
Operating lease right of use assets	18,748	20,855
Finance lease right of use assets	4,515	—
Other long-term assets	3,844	5,676
Total assets	$444,309	$345,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,543	$30,440
Accrued expenses and other current liabilities	49,960	55,981
Accrued compensation and benefits	67,725	35,629
Accrued self-insurance obligations	28,567	23,791
Operating lease liabilities	2,773	2,872
Finance lease liabilities	386	—
Due to related persons	199	2,247
Mortgage note payable	381	362
Security deposits and current portion of continuing care contracts	375	434
Liabilities held for sale	—	12,544
Total current liabilities	171,909	164,300

Long-term liabilities:
Accrued self-insurance obligations	35,985	33,872
Operating lease liabilities	17,636	19,671
Finance lease liabilities	4,129	—
Mortgage note payable	6,882	7,171
Other long-term liabilities	207	798
Total long-term liabilities	64,839	61,512

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01: 75,000,000 shares authorized, 31,573,289 and 5,154,892 shares issued and outstanding, respectively	316	52
Additional paid-in-capital	459,851	362,450
Accumulated deficit	(253,982)	(245,184)
Accumulated other comprehensive income	1,376	2,663
Total shareholders’ equity	207,561	119,981
Total liabilities and shareholders' equity	$444,309	$345,793
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Five Star Senior Living Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	2020	2019	2020	2019
REVENUES
Senior living	$18,525	$257,600	$59,112	$786,771
Management fees	15,302	4,053	48,058	12,060
Rehabilitation and wellness services	21,124	12,447	61,776	34,707
Total management and operating revenues	54,951	274,100	168,946	833,538
Reimbursed community-level costs incurred on behalf of managed communities	233,783	80,909	689,903	232,733
Other reimbursed expenses	6,589	—	19,003	—
Total revenues	295,323	355,009	877,852	1,066,271

Other operating income	—	—	1,499	—

OPERATING EXPENSES
Senior living wages and benefits	11,128	137,916	30,633	411,553
Other senior living operating expenses	6,717	76,929	18,290	223,896
Rehabilitation and wellness services expenses	16,124	10,412	48,595	28,031
Community-level costs incurred on behalf of managed communities	233,783	80,909	689,903	232,733
General and administrative	19,916	20,094	66,348	67,144
Rent	1,282	33,169	3,837	120,973
Depreciation and amortization	2,680	2,818	8,084	13,924
Loss on sale of senior living communities	—	749	—	850
Long-lived asset impairment	—	18	—	3,278
Total operating expenses	291,630	363,014	865,690	1,102,382

Operating income (loss)	3,693	(8,005)	13,661	(36,111)

Interest, dividend and other income	104	414	625	985
Interest and other expense	(379)	(384)	(1,170)	(2,196)
Unrealized gain (loss) on equity investments	435	148	(160)	476
Realized gain (loss) on sale of debt and equity investments	327	(9)	422	227
Loss on termination of leases	—	—	(22,899)	—

Income (loss) before income taxes and equity in earnings of an investee	4,180	(7,836)	(9,521)	(36,619)
(Provision) benefit for income taxes	(465)	687	(971)	(98)
Equity in earnings of an investee	—	83	—	617
Net income (loss)	$3,715	$(7,066)	$(10,492)	$(36,100)

Weighted average shares outstanding—basic	31,486	5,012	31,465	5,007
Weighted average shares outstanding—diluted	31,563	5,012	31,465	5,007

Net income (loss) per share—basic	$0.12	$(1.41)	$(0.33)	$(7.21)
Net income (loss) per share—diluted	$0.12	$(1.41)	$(0.33)	$(7.21)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Five Star Senior Living Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income (loss)	$3,715	$(7,066)	$(10,492)	$(36,100)
Other comprehensive income (loss):
Unrealized (loss) gain on debt investments, net of tax of $0 and ($915), and $0 and $251, respectively	(20)	1,085	710	864
Equity in unrealized (loss) gain of an investee, net of tax of $0 and $0, and $0 and $0, respectively	—	(46)	—	90
Realized gain on debt investments reclassified and included in net income, net of tax of $0 and $0, and $0 and $0, respectively	(290)	(1)	(303)	—
Other comprehensive (loss) income	(310)	1,038	407	954
Comprehensive income (loss)	$3,405	$(6,028)	$(10,085)	$(35,146)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Five Star Senior Living Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Three and Nine Months Ended September 30, 2020
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at January 1, 2020	5,154,892	$52	$362,450	$(245,184)	$2,663	$119,981
Comprehensive income (loss):
Net loss	—	—	—	(17,209)	—	(17,209)
Unrealized gain on debt investments, net of tax	—	—	—	—	427	427
Realized gain on debt investments reclassified and included in net loss, net of tax	—	—	—	—	(10)	(10)
Total comprehensive (loss) income	—	—	—	(17,209)	417	(16,792)
Cumulative effect adjustment to beginning accumulated deficit and accumulated other comprehensive income in connection with a reclassification of equity investments previously classified as debt investments	—	—	—	1,694	(1,694)	—
Issuance of common shares	26,387,007	264	97,076	—	—	97,340
Grants under share award plan and share-based compensation	4,000	—	81	—	—	81
Repurchases under share award plan	(3,564)	—	(1)	—	—	(1)
Balance at March 31, 2020	31,542,335	$316	$459,606	$(260,699)	$1,386	$200,609
Comprehensive income (loss):
Net income	—	—	—	3,002	—	3,002
Unrealized gain on debt investments, net of tax	—	—	—	—	303	303
Realized gain on debt investments reclassified and included in net income, net of tax	—	—	—	—	(3)	(3)
Total comprehensive income	—	—	—	3,002	300	3,302
Grants under share award plan and share-based compensation	35,000	—	199	—	—	199
Repurchases under share award plan	(2,836)	—	(4)	—	—	(4)
Balance at June 30, 2020	31,574,499	$316	$459,801	$(257,697)	$1,686	$204,106
Comprehensive income (loss):
Net income	—	—	—	3,715	—	3,715
Unrealized loss on debt investments, net of tax	—	—	—	—	(20)	(20)
Realized gain on debt investments reclassified and included in net income, net of tax	—	—	—	—	(290)	(290)
Total comprehensive income (loss)	—	—	—	3,715	(310)	3,405
Grants under share award plan and share-based compensation	—	—	53	—	—	53
Repurchases under share award plan	(1,210)	—	(3)	—	—	(3)
Balance at September 30, 2020	31,573,289	$316	$459,851	$(253,982)	$1,376	$207,561

Five Star Senior Living Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Three and Nine Months Ended September 30, 2019
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at January 1, 2019	5,085,345	$51	$362,012	$(292,636)	$1,742	$71,169
Comprehensive loss:
Net loss	—	—	—	(33,215)	—	(33,215)
Unrealized loss on debt investments, net of tax	—	—	—	—	(205)	(205)
Realized loss on debt investments reclassified and included in net loss, net of tax	—	—	—	—	4	4
Equity in unrealized gain of an investee, net of tax	—	—	—	—	65	65
Total comprehensive loss	—	—	—	(33,215)	(136)	(33,351)
Cumulative effect adjustment to beginning accumulated deficit in connection with the adoption of ASC Topic 842	—	—	—	67,473	—	67,473
Grants under share award plan and share-based compensation	—	—	97	—	—	97
Repurchases under share award plan	(1,042)	—	—	—	—	—
Balance at March 31, 2019	5,084,303	$51	$362,109	$(258,378)	$1,606	$105,388
Comprehensive income:
Net income	—	—	—	4,181	—	4,181
Unrealized loss on debt investments, net of tax	—	—	—	—	(16)	(16)
Realized gain on debt investments reclassified and included in net income, net of tax	—	—	—	—	(3)	(3)
Equity in unrealized gain of an investee, net of tax	—	—	—	—	71	71
Total comprehensive income	—	—	—	4,181	52	4,233
Grants under share award plan and share-based compensation	6,250	—	123	—	—	123
Repurchases under share award plan	(3,964)	—	2	—	—	2
Balance at June 30, 2019	5,086,589	$51	$362,234	$(254,197)	$1,658	$109,746
Comprehensive (loss) income:
Net loss	—	—	—	(7,066)	—	(7,066)
Unrealized gain on debt investments, net of tax	—	—	—	—	1,085	1,085
Realized gain on debt investments reclassified and included in net loss, net of tax	—	—	—	—	(1)	(1)
Equity in unrealized loss of an investee, net of tax	—	—	—	—	(46)	(46)
Total comprehensive (loss) income	—	—	—	(7,066)	1,038	(6,028)
Repurchase of fractional shares	(515)	—	—	—	—	—
Grants under share award plan and share-based compensation	—	—	82	—	—	82
Repurchases under share award plan	(3,740)	—	(2)	—	—	(2)
Balance at September 30, 2019	5,082,334	$51	$362,314	$(261,263)	$2,696	$103,798

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Five Star Senior Living Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(10,492)	$(36,100)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	8,084	13,924
Loss on sale of senior living communities	—	850
Unrealized loss (gain) on equity securities	160	(476)
Realized gain on sale of debt and equity investments	(422)	(227)
Loss on termination of leases	22,899	—
Long-lived asset impairment	—	3,278
Equity in earnings of an investee	—	(617)
Share-based compensation	325	302
Provision for losses on accounts receivables	1,315	3,232
Amortization of non-cash rent adjustments	—	(944)
Other non-cash expense adjustments, net	175	206
Changes in assets and liabilities:
Accounts receivable	23,120	(1,558)
Due from related person	(54,249)	15,515
Prepaid expenses and other current assets	(2,393)	(4,939)
Accounts payable	(8,897)	(421)
Accrued expenses and other current liabilities	46,126	9,107
Accrued compensation and benefits	32,096	9,205
Due to related persons	(2,048)	461
Other current and long-term liabilities	6,241	1,279
Net cash provided by operating activities	62,040	12,077

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,132)	(37,433)
Purchases of debt and equity investments	(5,688)	(2,897)
Proceeds from sale of property and equipment	2,725	90,822
Proceeds from sale of communities	—	(749)
Distributions in excess of earnings from Affiliates Insurance Company	287	—
Proceeds from sale of debt and equity investments	9,078	5,042
Net cash provided by investing activities	2,270	54,785

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit facility	—	5,000
Repayments of borrowings on revolving credit facility	—	(56,484)
Costs related to issuance of common stock	(559)	—
Repayments of mortgage notes payable	(288)	(272)
Payment of deferred financing fees	—	(1,271)
Net cash used in financing activities	(847)	(53,027)

Change in cash and cash equivalents and restricted cash and cash equivalents	63,463	13,835
Restricted cash included in held for sale assets	—	(42)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	56,979	50,155
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$120,442	$63,948

Reconciliation of cash and cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$95,779	$39,423
Current restricted cash and cash equivalents	23,842	23,047
Other restricted cash and cash equivalents	821	1,478
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$120,442	$63,948

Supplemental cash flow information:
Interest paid	$363	$1,691
Income taxes received, net	$40	$1,366

Non-cash investing and financing activities:
Liabilities assumed related to issuance of our common stock	$51,547	$—
Right of use assets obtained in exchange for finance lease liabilities	$4,515	$—

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

As of September 30, 2020, we managed or operated 263 senior living communities located in 31 states with 30,544 living units, including 252 primarily independent and assisted living communities with 29,280 living units and 11 primarily skilled nursing facilities, or SNFs, with 1,264 living units. As of September 30, 2020, we managed 239 of these senior living communities (28,232 living units), we owned and operated 20 of these senior living communities (2,108 living units) and we leased and operated four of these senior living communities (204 living units). Our 263 senior living communities, as of September 30, 2020, included 11,023 independent living apartments, 16,124 assisted living suites and 3,397 SNF units. The foregoing numbers exclude living units categorized as out of service.

Ageility Physical Therapy Solutions, or Ageility, provides a comprehensive suite of rehabilitation and wellness services at our senior living communities as well as at outpatient clinics located separately from our senior living communities. As of September 30, 2020, we operated 40 inpatient rehabilitation clinics in senior living communities owned by Diversified Healthcare Trust, or DHC, which are managed by us. As of September 30, 2020, we operated 209 outpatient rehabilitation clinics, of which 153 were located at our managed, leased and owned senior living communities and 56 were located within senior living communities not owned or leased by us or managed on behalf of DHC.

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

Recently Issued Accounting Pronouncements Not Yet Adopted. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires a financial asset or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This ASU eliminates the probable initial recognition threshold and instead requires reflection of an entity’s current estimate of all expected credit losses. In addition, this ASU amends the current other-than-temporary impairment model for available for sale debt securities. The length of time that the fair value of an available for sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists and credit losses will now be limited to the difference between a security’s amortized cost basis and its fair value. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amends the transition and effective date for nonpublic entities and smaller reporting companies and clarifies that receivables arising from operating leases are not in the scope of this ASU. Entities will apply the provisions of the ASU as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This ASU is effective for smaller reporting companies for reporting periods beginning after December 15, 2022. We are assessing the potential impact that the adoption of this ASU (and the related clarifying guidance issued by the FASB) will have on our consolidated financial statements.

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

Management Fee Revenues and Reimbursed Community-Level Costs Incurred on Behalf of Managed Communities. We manage senior living communities for the account of DHC pursuant to long-term management agreements which provide for periodic management fee payments to us and reimbursement for our direct costs and expenses related to support such communities. Although there are various management and operational activities performed by us under the New Management Agreements, we have determined that all community operations and management activities constitute a single performance obligation, which is satisfied over time as the services are rendered. We earn management fees equal to 5% of gross revenues realized and 3% of construction costs for construction projects we manage at the senior living communities we manage. We recognize management fee revenues in accordance with ASC Topic 606 in the same period that we provide the management services to DHC, generally monthly. Our estimate of the transaction price for management services also includes the amount of reimbursement due from the owners of the communities for services provided and related costs incurred.

Commencing with the 2021 calendar year, we may also earn incentive fees from DHC under the New Management Agreements, which are payable in cash and are contingent, performance-based fees recognized only when earned at the end of each respective measurement period. Incentive management fees are excluded from the transaction price until it becomes probable that there will not be a significant reversal of cumulative revenue recognized. The incentive fee is equal to 15% of the amount by which the annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of all the managed communities on a combined basis exceeds target EBITDA for those communities on a combined basis for such calendar year, provided that in no event shall the incentive fee be greater than 1.5% of the gross revenues realized at all the managed communities on a combined basis for such calendar year. The target EBITDA for those communities on a combined basis is increased annually based on the greater of the annual increase of the Consumer Price Index, or CPI, or 2%, plus 6% of any capital investments funded at the managed communities on a combined basis in excess of target amounts. Unless otherwise agreed, the target capital investment increases annually based on the greater of the annual increase of CPI or 2%.

ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. Where we are the primary obligor and, therefore, control the transfer of the goods and services with respect to any such operating expenses incurred in connection with the management of these communities, we recognize revenue when the goods have been delivered or the service has been rendered and we are due to be reimbursed from DHC pursuant to the New Management Agreements. Such revenue is included in community-level costs incurred on behalf of managed communities in our condensed consolidated statements of operations. The related costs are included in reimbursed community-level costs incurred on behalf of managed communities in our condensed consolidated statements of operations. Amounts due from DHC related to management fees and reimbursed community-level costs incurred on behalf of managed communities are included in due from related person in our condensed consolidated balance sheets.

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

Other reimbursed expenses. Other reimbursed expenses include reimbursements that arise from certain centralized services we provide pursuant to our management agreements, a significant portion of which are charged or passed through to and are paid by our customers. We have determined that we control the services provided by third parties for our customers and, therefore, we account for the cost of these services and the related reimbursement revenue on a gross basis. We recognized revenue from other reimbursed expenses of $6,589 for the three months ended September 30, 2020 and $19,003 for the nine months ended September 30, 2020. We did not recognize revenue from other reimbursed expenses for the three and nine months ended September 30, 2019.

The following tables present revenue from contracts with customers disaggregated by type of payer, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors:

	Three Months Ended September 30, 2020
	Senior Living	Rehabilitation and Wellness Services	Total
Private payer	$18,347	$1,296	$19,643
Medicare and Medicaid programs	178	10,747	10,925
Other third-party payer programs	—	9,081	9,081
Management fees	15,302	—	15,302
Reimbursed community-level costs incurred on behalf of managed communities	233,783	—	233,783
Other reimbursed expenses	6,589	—	6,589
Total revenues	$274,199	$21,124	$295,323

	Three Months Ended September 30, 2019
	Senior Living	Rehabilitation and Wellness Services	Total
Private payer	$199,443	$693	$200,136
Medicare and Medicaid programs	50,985	7,193	58,178
Other third-party payer programs	7,172	4,561	11,733
Management fees	4,053	—	4,053
Reimbursed community-level costs incurred on behalf of managed communities	80,909	—	80,909
Total revenues	$342,562	$12,447	$355,009

	Nine Months Ended September 30, 2020
	Senior Living	Rehabilitation and Wellness Services	Total
Private payer	$57,921	$3,407	$61,328
Medicare and Medicaid programs	1,191	29,881	31,072
Other third-party payer programs	—	28,488	28,488
Management fees	48,058	—	48,058
Reimbursed community-level costs incurred on behalf of managed communities	689,903	—	689,903
Other reimbursed expenses	19,003	—	19,003
Total revenues	$816,076	$61,776	$877,852

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

	Nine Months Ended September 30, 2019
	Senior Living	Rehabilitation and Wellness Services	Total
Private payer	$599,058	$1,949	$601,007
Medicare and Medicaid programs	165,285	18,764	184,049
Other third-party payer programs	22,428	13,994	36,422
Management fees	12,060	—	12,060
Reimbursed community-level costs incurred on behalf of managed communities	232,733	—	232,733
Total revenues	$1,031,564	$34,707	$1,066,271

Other operating income. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law. Under the CARES Act, the U.S. Department of Health and Human Services, or HHS, established the Provider Relief Fund. Retention and use of the funds received under the CARES Act are subject to certain terms and conditions, including certain reporting requirements. Other operating income includes income recognized for funds we have received pursuant to the Provider Relief Fund of the CARES Act that we have determined are in compliance with the terms and conditions of the Provider Relief Fund of the CARES Act. We recognize other operating income to the extent we estimate we have incurred losses that the CARES Act is intended to compensate. The amount of income we recognize for these estimated losses is limited to the amount of funds we received during the period in which the estimated losses have been recognized or, if funds were received subsequently, the period in which the funds were received. We recognized other operating income of $0 and $1,499 for the three and nine months ended September 30, 2020, respectively. At September 30, 2020, accrued expenses and other current liabilities included $241 of funds received under the CARES Act for which we are evaluating if we meet, or will meet, the required terms and conditions for the retention and use of such funds, and which we may need to return. See Note 15 for more information.

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

Since the reorganization of our business on January 1, 2020, we operate in two reportable segments: (1) senior living and (2) rehabilitation and wellness services. In the senior living reportable segment, we manage for the account of others and operate for our own account, independent living communities, assisted living communities and SNFs that are subject to centralized oversight. In the rehabilitation and wellness services segment, we primarily provide a comprehensive suite of rehabilitation and wellness services, including physical, occupational, speech and other specialized therapy services, in inpatient and outpatient clinics through our Ageility division. Corporate and other amounts excluded from our reportable segments' performance are separately stated below and include amounts related to functional areas such as finance, information technology, legal, human resources and our captive insurance company subsidiary, which participates in our workers' compensation, professional and general liability and certain automobile insurance programs. We allocate corporate and other amounts to our senior living and rehabilitation and wellness services segments to assist in determining the allocation of resources and assessing the performance of our segments. Corporate and other allocation amounts are determined by applying an estimated cost rate to the revenues of each division within the reportable segments. Estimated cost rates used to allocate corporate and other amounts vary by division. All of our operations and assets are located in the United States, except for the operations of our captive insurance company subsidiary, which is organized in the Cayman Islands.

We do not allocate assets to operating segments and, therefore, no asset information is provided for reportable segments. Results of operations and selected financial information by reportable segment and the reconciliation to the condensed consolidated financial statements are as follows:

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30, 2020
	Senior Living	Rehabilitation and Wellness Services	Corporate and Other	Total
Revenues	$274,199	$21,124	$—	$295,323
Operating expenses	(260,077)	(16,833)	(14,720)	(291,630)
Operating income (loss)	14,122	4,291	(14,720)	3,693
Allocated corporate and other costs	(13,657)	(1,052)	14,709	—
Other (loss) income, net	(122)	—	609	487
Income before income taxes and equity in earnings of an investee	343	3,239	598	4,180
Provision for income taxes	—	—	(465)	(465)
Net income	$343	$3,239	$133	$3,715

	Three Months Ended September 30, 2019
	Senior Living	Rehabilitation and Wellness Services	Corporate and Other	Total
Revenues	$342,562	$12,447	$—	$355,009
Operating expenses	(331,753)	(10,861)	(20,400)	(363,014)
Operating income (loss)	10,809	1,586	(20,400)	(8,005)
Allocated corporate and other costs	(18,656)	(1,094)	19,750	—
Other income, net	108	—	61	169
(Loss) income before income taxes and equity in earnings of an investee	(7,739)	492	(589)	(7,836)
Benefit for income taxes	—	—	687	687
Equity in earnings of an investee	—	—	83	83
Net (loss) income	$(7,739)	$492	$181	$(7,066)

	Nine Months Ended September 30, 2020
	Senior Living	Rehabilitation and Wellness Services	Corporate and Other	Total
Revenues	$816,076	$61,776	$—	$877,852
Other operating income	—	1,499	—	1,499
Operating expenses	(766,415)	(50,708)	(48,567)	(865,690)
Operating income (loss)	49,661	12,567	(48,567)	13,661
Allocated corporate and other costs	(43,448)	(3,094)	46,542	—
Other loss, net	(163)	—	(23,019)	(23,182)
Income (loss) before income taxes and equity in earnings of an investee	6,050	9,473	(25,044)	(9,521)
Provision for income taxes	—	—	(971)	(971)
Net income (loss)	$6,050	$9,473	$(26,015)	$(10,492)

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

	Nine Months Ended September 30, 2019
	Senior Living	Rehabilitation and Wellness Services	Corporate and Other	Total
Revenues	$1,031,564	$34,707	$—	$1,066,271
Operating expenses	(1,005,619)	(29,219)	(67,544)	(1,102,382)
Operating income (loss)	25,945	5,488	(67,544)	(36,111)
Allocated corporate and other costs	(56,492)	(3,246)	59,738	—
Other income (loss), net	39	—	(547)	(508)
(Loss) income before income taxes and equity in earnings of an investee	(30,508)	2,242	(8,353)	(36,619)
Provision for income taxes	—	—	(98)	(98)
Equity in earnings of an investee	—	—	617	617
Net (loss) income	$(30,508)	$2,242	$(7,834)	$(36,100)

5. Property and Equipment, net

Property and equipment, net consist of the following:

	September 30, 2020	December 31, 2019
Land	$12,155	$12,155
Buildings and improvements	202,208	201,447
Furniture, fixtures and equipment	59,991	59,174
Property and equipment, at cost	274,354	272,776
Less: accumulated depreciation	(113,613)	(105,529)
Property and equipment, net	$160,741	$167,247

We recorded depreciation expense relating to our property and equipment of $2,680 and $2,818 for the three months ended September 30, 2020 and 2019, respectively, and $8,084 and $13,924 for the nine months ended September 30, 2020 and 2019, respectively.

We review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. If there is an indication that the carrying value of an asset or group of assets is not recoverable, we estimate the recoverability of these assets by comparing projected undiscounted cash flows associated with these assets to their respective historical carrying values. If we conclude that an impairment exists, we determine the amount of impairment loss by comparing the historical carrying value of the asset or group of assets to their estimated fair value. We determine estimated fair value based on input from market participants, our experience selling similar assets, market conditions and internally developed cash flow models that our assets or asset groups are expected to generate, and we consider these estimates to be a Level 3 fair value measurement. As a result of our long-lived assets impairment review, we recorded $3,148 of impairment charges to certain of our long-lived assets for the nine months ended September 30, 2019. The fair value of the impaired assets was $4,520 as of September 30, 2019. We also recorded long-lived impairment charges of $18 and $130 for the three and nine months ended September 30, 2019, respectively, to reduce the carrying value of senior living communities we and DHC sold to their estimated fair value less costs to sell. No impairment charges were recorded for the three and nine months ended September 30, 2020.

As of December 31, 2019, we had $4,813 of property and equipment, net classified as held for sale and presented separately in our condensed consolidated balance sheets that we transferred to DHC in connection with the Transaction Agreement. As of September 30, 2020, we did not have property and equipment classified as held for sale.

6. Accumulated Other Comprehensive Income

The following tables detail the changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2020 and 2019:

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

	Nine Months Ended September 30, 2020
	Equity Investment of an Investee	Investments	Accumulated Other Comprehensive Income
Balance at January 1, 2020	$(175)	$2,838	$2,663
Cumulative effect adjustment to beginning accumulated deficit and accumulated other comprehensive income in connection with a reclassification of equity investments previously classified as debt investments	—	(1,694)	(1,694)
Unrealized gain on debt investments, net of tax	—	710	710
Equity in unrealized gain of an investee, net of tax	—	—	—
Realized gain on debt investments reclassified and included in net income, net of tax	—	(303)	(303)
Balance at September 30, 2020	$(175)	$1,551	$1,376

	Nine Months Ended September 30, 2019
	Equity Investment of an Investee	Investments	Accumulated Other Comprehensive Income
Balance at January 1, 2019	$(266)	$2,008	$1,742
Unrealized gain on debt investments, net of tax	—	864	864
Equity in unrealized gain of an investee, net of tax	90	—	90
Balance at September 30, 2019	$(176)	$2,872	$2,696

Accumulated other comprehensive income represents the unrealized gains and losses of our debt investments, net of tax, and our share of other comprehensive income (loss) relating to our former investment in Affiliates Insurance Company, or AIC. The cost of debt investments sold and for which realized gains and losses are reclassified and included in net income (loss) are determined on a specific identification basis. See Note 13 for more information regarding our arrangements with AIC. AIC dissolved on February 13, 2020.

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

7.  Income Taxes

We recognized a provision for income taxes of $465 and $971 for the three and nine months ended September 30, 2020, respectively. We recognized a benefit for income taxes of $687 and a provision for income taxes of $98 for the three and nine months ended September 30, 2019, respectively. The provision for income taxes for the three months ended September 30, 2020 is related to an increase in the annual projection for state income taxes. The provision for income taxes for the nine months ended September 30, 2020 is related to federal income taxes, partially offset by a federal alternative minimum tax, or AMT, credit benefit and a federal benefit related to a loss on the termination of leases, plus state income taxes, including a state valuation allowance. See Note 15 for more information regarding the impact of certain provisions of the CARES Act relating to income and other taxes. The benefit for income taxes for the three months ended September 30, 2019 is related to a decrease to our cumulative federal and state income taxes through September 30, 2019 compared to June 30, 2019, and the provision for income taxes for the nine months ended September 30, 2019 is related to federal and state income taxes.

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

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

8.  Net Income (Loss) Per Share

We calculated net income (loss) per share—basic using the weighted average number of shares of our common shares outstanding during the periods. When applicable, net income (loss) per share—diluted reflects the more dilutive earnings per share using the weighted average number of our common shares calculated using the two-class method or the treasury stock method.

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted net income (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average shares outstanding—basic	31,486	5,012	31,465	5,007
Effect of dilutive securities: unvested share awards	77	—	—	—
Weighted average shares outstanding—diluted (1)	31,563	5,012	31,465	5,007

(1)
For the three months ended September 30, 2019, 122 of our unvested common shares were not included in the calculation of net loss per share—diluted because to do so would have been antidilutive. For the nine months ended September 30, 2020 and 2019, 108 and 122, respectively, of our unvested common shares were not included in the calculation of net loss per share—diluted because to do so would have been antidilutive.

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

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

Recurring Fair Value Measures

The tables below present certain of our assets measured at fair value at September 30, 2020 and December 31, 2019, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

	As of September 30, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$25,293	$25,293	$—	$—
Investments:
Equity investments (2)
High yield fund (3)	2,990	—	2,990	—
International bond fund (4)	2,803	—	2,803	—
Financial services industry	1,264	1,264	—	—
Healthcare	464	464	—	—
Technology	800	800	—	—
Other (5)	4,117	4,117	—	—
Total equity investments	12,438	6,645	5,793	—
Debt investments (6)
Industrial bonds	717	—	717	—
Technology bonds	1,474	—	1,474	—
Government bonds	7,818	7,818	—	—
Energy bonds	486	—	486	—
Financial bonds	1,358	—	1,358	—
Other	1,149	—	1,149	—
Total debt investments	13,002	7,818	5,184	—
Total investments	25,440	14,463	10,977	—
Total	$50,733	$39,756	$10,977	$—

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

(1)
Cash equivalents consist of short-term, highly liquid investments and money market funds held primarily for obligations arising from our self-insurance programs. Cash equivalents are reported in our condensed consolidated balance sheets as cash and cash equivalents and current and long-term restricted cash and cash equivalents. Cash equivalents include $22,760 and $23,014 of balances that are restricted at September 30, 2020 and December 31, 2019, respectively.

(2)
The fair value of our equity investments is readily determinable. During the nine months ended September 30, 2020 and 2019, we received gross proceeds of $3,141 and $1,861, respectively, in connection with the sales of equity investments and recorded gross realized gains totaling $339 and $282, respectively, and gross realized losses totaling $219 and $55, respectively.

(3)
The investment strategy of this fund is to invest principally in fixed income securities. The fund invests in such securities or investment vehicles it considers appropriate to achieve the fund’s investment objective, which is to provide an above average rate of total return while attempting to limit investment risk by investing in a diversified portfolio of primarily fixed income securities issued by companies with below investment grade ratings. There are no unfunded commitments and the investment can be redeemed weekly. As of January 1, 2020, we reclassified this investment from a debt investment to an equity investment to reflect the nature of the investment rather than the nature of the securities held by the investment.

(4)
The investment strategy of this fund is to invest principally in fixed income securities issued by non-U.S. issuers. The fund invests in such securities or investment vehicles it considers appropriate to achieve the fund’s investment objective, which is to provide an above average rate of total return while attempting to limit investment risk by investing in a diversified portfolio of U.S. dollar investment-grade fixed income securities. There are no unfunded commitments and the investment can be redeemed weekly. As of January 1, 2020, we reclassified this investment from a debt investment to an equity investment to reflect the nature of the investment rather than the nature of the securities held by the investment.

(5)	As of January 1, 2020, we reclassified an investment with a fair value of $286 from a debt investment to an equity investment.

(6)
As of September 30, 2020, our debt investments, which are classified as available for sale, had a fair value of $13,002 with an amortized cost of $12,186; the difference between the fair value and amortized cost amounts resulted in unrealized gains of $816, net of unrealized losses of $0. As of December 31, 2019, our debt investments had a fair value of $21,766 with an amortized cost of $19,662; the difference between the fair value and amortized cost amounts resulted in unrealized gains of $2,114, net of unrealized losses of $10. Debt investments include $8,874 and $12,477 of balances that are restricted as of September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, none of our debt investments were in a loss position. During the nine months ended September 30, 2020 and 2019, we received gross proceeds of $5,938 and $3,181, respectively, in connection with the sales of debt investments and recorded gross realized gains totaling $302 and $7, respectively, and gross realized losses totaling $0 and $7, respectively. We record gains and losses on the sales of these investments using the specific identification method.

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

The amortized cost basis and fair value of debt securities at September 30, 2020, by contractual maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$1,001	$1,008
Due after one year through five years	6,645	6,986
Due after five years through ten years	4,540	5,008
Total	$12,186	$13,002

Our financial assets (which include cash equivalents and investments) have been valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. During the nine months ended September 30, 2020, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value.

The carrying value of accounts receivable and accounts payable approximates fair value as of September 30, 2020 and December 31, 2019. The carrying value and fair value of our mortgage notes payable were $7,264 and $8,346, respectively, as of September 30, 2020 and $7,533 and $8,861, respectively, as of December 31, 2019, and are categorized in Level 3 of the fair value hierarchy. We estimate the fair value of our mortgage note payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.

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

We paid fees of $1,271 in 2019 in connection with the closing of our credit facility, which were deferred and are being amortized over the initial term of our credit facility. Our credit facility is available for general business purposes, including acquisitions, and provides for the issuance of letters of credit. We are required to pay interest at a rate of LIBOR plus a premium of 250 basis points per annum, or at a base rate, as defined in our credit agreement, plus 150 basis points per annum, on borrowings under our credit facility; the effective annual interest rates, as of September 30, 2020, were 2.65% and 4.75%, respectively. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused portion of the available capacity under our credit facility. The weighted average annual interest rate for borrowings under our credit facility was 4.69% for the nine months ended September 30, 2019. As of September 30, 2020, we had no borrowings outstanding under our credit facility. As of September 30, 2020, we had letters of credit issued in an aggregate amount of $2,442 and $42,728 available for borrowings under our credit facility. We incurred aggregate interest expense and other associated costs related to our credit facilities of $253 and $253 for the three months ended September 30, 2020 and 2019, respectively, and $792 and $1,801 for the nine months ended September 30, 2020 and 2019, respectively.

Our credit facility is secured by 11 senior living communities we own with a combined 1,245 living units owned by certain of our subsidiaries that guarantee our obligations under our credit facility. Our credit facility is also secured by these subsidiaries’ accounts receivable and related collateral. The amount of available borrowings under our credit facility is subject to our having qualified collateral, which is primarily based on the value of the communities securing our obligations under our credit facility. Our credit facility provides for acceleration of payment of all amounts outstanding under our credit facility upon the occurrence and continuation of certain events of default, including a change of control of us, as defined in our credit

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

agreement. Our credit agreement contains financial and other covenants, including those that restrict our ability to pay dividends or make other distributions to our shareholders in certain circumstances.

At September 30, 2020, we had seven irrevocable standby letters of credit outstanding, totaling $29,292. One of these letters of credit in the amount of $26,850, which secures our workers' compensation insurance program, is collateralized by approximately $21,553 of cash equivalents and $7,114 of debt and equity investments. This letter of credit expires in June 2021 and is automatically extended for one-year terms unless notice of nonrenewal is provided prior to the end of the applicable term. At September 30, 2020, the cash equivalents collateralizing this letter of credit, including accumulated interest, were classified as short-term restricted cash and cash equivalents in our condensed consolidated balance sheets, and the debt and equity investments collateralizing this letter of credit are classified as short-term restricted investments in our condensed consolidated balance sheets. The remaining six irrevocable standby letters of credit outstanding at September 30, 2020, totaling $2,442, secure certain of our other obligations. As of November 5, 2020, these letters of credit were scheduled to mature between June 2021 and September 2021 and are required by the beneficiaries to be renewed annually. As of September 30, 2020, our obligations under these six letters of credit, totaling $2,442, remain issued and outstanding under our credit facility.

At September 30, 2020, one of our senior living communities was encumbered by a mortgage that secured a note. This mortgage note contains standard mortgage covenants. We recorded a discount in connection with the assumption of this mortgage note as part of our acquisition of the community secured by this mortgage in order to record this mortgage note at its estimated fair value. We amortize this discount as an increase in interest expense until the maturity of this mortgage note. This mortgage note requires payments of principal and interest monthly until maturity. The following table is a summary of this mortgage note as of September 30, 2020:

Balance as of September 30, 2020		Contractual Stated Interest Rate	Effective Interest Rate	Maturity Date	Monthly Payment	Lender Type
$7,263	(1)	6.20%	6.70%	September 2032	$72	Federal Home Loan Mortgage Corporation

(1)	Contractual principal payments excluding unamortized discount and debt issuance costs of $235.

We incurred interest expense, net of discount amortization, of $125 and $131 with respect to the mortgage note for the three months ended September 30, 2020 and 2019, respectively, and $378 and $395 for the nine months ended September 30, 2020 and 2019, respectively. Our mortgage note requires monthly payments into escrows for taxes, insurance and property replacement funds; certain withdrawals from escrows require Federal Home Loan Mortgage Corporation approval.
We believe we were in compliance with all applicable covenants under our credit facility and mortgage note as of September 30, 2020.

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

11. Leases and Management Agreements with DHC

As of December 31, 2019, we leased 166 senior living communities from DHC pursuant to five master leases and we managed for DHC's account 78 senior living communities pursuant to management agreements. Effective as of January 1, 2020, we restructured our business arrangements with DHC as further described below, and after giving effect to the Restructuring Transactions, all the senior living communities owned by DHC that we operate are pursuant to management agreements. As of September 30, 2020, we managed 239 senior living communities for the account of DHC pursuant to the New Management Agreements.

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

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

•
we completed the Share Issuances pursuant to which we issued 10,268,158 of our common shares to DHC and an aggregate of 16,118,849 of our common shares to DHC’s shareholders of record as of December 13, 2019; and

•
as consideration for the Share Issuances, DHC provided to us $75,000 by assuming certain of our working capital liabilities and through cash payments; we recognized $22,899 in loss on termination of leases, representing the excess of the fair value of the Share Issuances of $97,899 compared to the consideration of $75,000 paid by DHC. As of September 30, 2020, DHC assumed $51,547 of our working capital liabilities as part of the $75,000 it provided to us for the Share Issuances. We received cash of $23,453 from DHC during the nine months ended September 30, 2020.

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

Pursuant to the New Management Agreements, we receive a management fee equal to 5% of the gross revenues realized at the applicable senior living communities plus reimbursement for our direct costs and expenses related to such communities. Commencing with the 2021 calendar year, we may receive an annual incentive fee equal to 15% of the amount by which the annual EBITDA, of all communities on a combined basis exceeds the target EBITDA for all communities on a combined basis for such calendar year, provided that in no event shall the incentive fee be greater than 1.5% of the gross revenues realized at all communities on a combined basis for such calendar year. The target EBITDA for those communities on a combined basis is increased annually based on the greater of the annual increase of the CPI or 2%, plus 6% of any capital investments funded at the managed communities on a combined basis in excess of the target capital investment. Unless otherwise agreed, the target capital investment increases annually based on the greater of the annual increase of CPI or 2%.

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

We recognized transaction costs of $142 and $1,330 related to the Transaction Agreement for the three months ended September 30, 2020 and 2019, respectively, and $1,412 and $10,138 for the nine months ended September 30, 2020 and 2019, respectively.

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

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

Our total rent expense under all of our leases with DHC was $32,375 and $118,647 for the three and nine months ended September 30, 2019, respectively, which amount included estimated percentage rent of $0 and $1,547 for the three and nine months ended September 30, 2019, respectively. Pursuant to the Transaction Agreement, our rent payable to DHC was reduced by a total of $13,840 in aggregate for February and March 2019 and we did not pay such amount to DHC. However, as the Transaction Agreement was not entered into until April 1, 2019, our rent expense for the three months ended March 31, 2019 was not adjusted for the rent reduction for February and March 2019. Instead, the rent reduction for February and March 2019 was determined to be a lease inducement, for which a liability for the $13,840 was recorded as a reduction of the right of use asset on our condensed consolidated balance sheets as of March 31, 2019, and was amortized as a reduction of rent expense over the remaining terms of our master leases.

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

Prior to the Transaction Agreement, under our previously existing leases with DHC, we could request that DHC purchase certain improvements to the leased communities in return for increases in annual rent in accordance with a formula specified in the applicable lease. Pursuant to the Transaction Agreement, the $11,902 and $90,822, respectively, of capital improvements to the leased communities that we sold to DHC during the three and nine months ended September 30, 2019, did not result in increased rent.

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

Senior Living Communities Managed for the Account of DHC and its Related Entities. As of September 30, 2020 and 2019, we managed 239 and 77 senior living communities, respectively, for the account of DHC. We earned management fees of $14,609 and $3,763 from the senior living communities we managed for the account of DHC for the three months ended September 30, 2020 and 2019, respectively, and $46,206 and $11,284 for the nine months ended September 30, 2020 and 2019, respectively. In addition, we earned fees for our management of capital expenditure projects at the communities we managed for the account of DHC of $573 and $221 for the three months ended September 30, 2020 and 2019, respectively, and $1,479 and $568 for the nine months ended September 30, 2020 and 2019, respectively. These amounts are included in management fee revenue in our condensed consolidated statements of operations. In connection with the completion of the Restructuring Transactions, effective as of January 1, 2020, we and DHC terminated the long-term management and pooling agreements and replaced them with the New Management Agreements, the terms of which are discussed above.

We also provide certain other services to residents at some of the senior living communities we manage for the account of DHC, such as rehabilitation and wellness services. At senior living communities we manage for the account of DHC where we provide rehabilitation and wellness services on an outpatient basis, the residents, third party payers or government programs pay us for those rehabilitation and wellness services. At senior living communities we manage for the account of DHC where we provide inpatient rehabilitation and wellness services, DHC generally pays us for these services and charges for such services are included in amounts charged to residents, third party payers or government programs. We earned revenues of $5,972 and $1,478 for the three months ended September 30, 2020 and 2019, respectively, and $19,843 and $4,667 for the nine months ended September 30, 2020 and 2019, respectively, for rehabilitation and wellness services we provided at senior living communities we manage for the account of DHC and that are payable by DHC. These amounts are included in rehabilitation and wellness services in our condensed consolidated statements of operations. Consistent with our historical accounting for these services at our managed communities, the revenues earned at these clinics that were previously located at senior living communities that we leased from DHC but as of the Conversion Time, we now manage, no longer constitute intercompany revenues and thus will not be eliminated in consolidation and will be recognized and reported as rehabilitation and wellness services revenues in our condensed consolidated statements of operations.

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

We earned management fees of $120 and $69 for the three months ended September 30, 2020 and 2019, respectively, and $372 and $208 for the nine months ended September 30, 2020 and 2019, respectively, for management services at a part of a senior living community DHC subleases to an affiliate, which amounts are included in management fee revenues in our condensed consolidated statements of operations.

We lease space from DHC at certain of the senior living communities that we manage for DHC. We use this leased space for outpatient rehabilitation clinics. We recognized rent expense of $392 and $1,175 for the three and nine months ended September 30, 2020 with respect to these leases.

Since January 1, 2020, DHC has sold six senior living communities that we previously managed. DHC has also identified 20 additional senior living communities and one building in one community for possible sale or closure. If and when these sales and closures are completed, our management agreements with DHC for those communities will terminate. For the three and nine months ended September 30, 2020, we recognized $886 and $3,124, respectively, of management fees related to these communities.

12. Business Management Agreement with RMR LLC

The RMR Group LLC, or RMR LLC, provides us certain services pursuant to a business management agreement. Pursuant to our business management agreement with RMR LLC, we incurred aggregate fees and certain cost reimbursements payable to RMR LLC of $2,061 and $2,349 for the three months ended September 30, 2020 and 2019, respectively, and $6,535 and $7,122 for the nine months ended September 30, 2020 and 2019, respectively, which amounts include reimbursements for our share of RMR LLC’s costs for providing internal audit services. These amounts are included in general and administrative expenses in our condensed consolidated statements of operations.

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

DHC. DHC is currently our largest shareholder, owning, as of September 30, 2020, 10,691,658 of our common shares, or 33.9% of our outstanding common shares. We manage for the account of DHC a substantial majority of the senior living communities we operate. RMR LLC provides management services to both us and DHC and Adam Portnoy is chair of the board of trustees and a managing trustee of DHC. Jennifer Clark is a managing trustee and the secretary of DHC. Effective as of January 1, 2020, we completed the Restructuring Transactions, pursuant to which we restructured our existing business arrangements with DHC. We participate in a DHC property insurance program for the senior living communities we own and lease. The premiums we pay for this coverage are allocated pursuant to a formula based on the profiles of the properties included in the program. Our program cost for the policy year ended June 30, 2021 is $500. See Note 11 for more information regarding our relationships, agreements and transactions with DHC and certain parties related to it and us.

RMR LLC. We have an agreement with RMR LLC to provide business management services to us. See Note 12 for more information regarding our relationship with RMR LLC.

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

ABP Trust. ABP Trust and its subsidiaries, owned 1,972,783 of our common shares, representing 6.2% of our outstanding common shares as of September 30, 2020.

We lease our headquarters from a subsidiary of ABP Trust. Our rent expense for our headquarters, including utilities and real estate taxes that we pay as additional rent, was $442 and $467 for the three months ended September 30, 2020 and 2019, respectively, and $1,302 and $1,438 for the nine months ended September 30, 2020 and 2019, respectively. The adoption of ASC Topic 842 resulted in the recognition of a lease liability and right of use asset, which amount was $740 and $1,675 as of September 30, 2020 and 2019, respectively, with respect to our headquarters lease, using an incremental borrowing rate of 4.6%. The right of use asset has been reduced by the amount of accrued lease payments, which amounts are not material to our condensed consolidated financial statements.

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

At September 30, 2020 and December 31, 2019, our investment in AIC had a carrying value of $11 and $298, respectively. These amounts are presented as equity investment of an investee in our condensed consolidated balance sheets. In June 2020, we received $287 in connection with AIC's dissolution. We did not recognize any income related to our investment in AIC for the three or nine months ended September 30, 2020, and recognized income of $83 and $617 for the three and nine months ended September 30, 2019, respectively, which amounts are presented as equity in earnings of an investee in our condensed consolidated statements of operations. Our other comprehensive income for the three and nine months ended September 30, 2019, includes our proportionate part of unrealized gains (losses) on securities that are owned by AIC related to our investment in AIC.

Retirement and Separation Arrangements. In connection with their respective retirements, we entered into retirement agreements with our former officers, Bruce J. Mackey Jr. and Richard A. Doyle. Additionally, we entered into a separation agreement with our former Senior Vice President, Senior Living Operations, R. Scott Herzig. Pursuant to these agreements, we made cash payments of $600 and $510 to Mr. Mackey and Mr. Herzig, respectively, in January 2019, and made cash payments of $260 to Mr. Doyle in each of June 2019 and January 2020. In addition, we made release and transition payments to Mr. Mackey, in cash, totaling $132 and $400 for the three and nine months ended September 30, 2019, respectively, and transition payments to Mr. Doyle, in cash, totaling $22 and $30 for the three and nine months ended September 30, 2019, respectively. The full severance costs for Messrs. Mackey and Herzig were recorded during the fourth quarter of 2018 and the full severance cost for Mr. Doyle was recorded during the second quarter of 2019, as they met the criteria in ASC Topic 420, Exit or Disposal Cost Obligations.

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

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

We are defendants in two lawsuits filed by former employees in California. The first lawsuit, Lefevre v. Five Star Quality Care, Inc. was filed in San Bernardino County Superior Court in May 2015 and the second lawsuit, Mandviwala v. Five Star Quality Care, Inc. d/b/a Five Star Quality Care - CA, Inc. and FVE Managers, Inc., our wholly owned subsidiary, was filed in Orange County Superior Court in July 2015. The claims asserted against us in the similar, though not identical, complaints include: (i) failure to pay all wages due, (ii) failure to pay overtime, (iii) failure to provide meal and rest breaks, (iv) failure to provide itemized, printed wage statements, (v) failure to keep accurate payroll records and (vi) failure to reimburse business expenses. Both plaintiffs asserted causes of action on behalf of themselves and on behalf of other similarly situated employees, including causes of action pursuant to the California Labor Code Private Attorney General Act, or PAGA.

On July 10, 2020, the parties of Lefevre v. Five Star Quality Care, Inc., agreed, without admitting fault, to settle their individual and PAGA claims. The settlement remains subject to a final definitive settlement agreement and to court and regulatory approvals. The settlement will effectively extinguish the Mandviwala v. Five Star Quality Care, Inc. d/b/a Five Star Quality Care - CA, Inc. and FVE Managers, Inc. lawsuit. We recognized $0 and $2,473 in other senior living operating expenses related to the settlement of these claims during the three and nine months ended September 30, 2020.

As a result of routine monitoring protocols that are a part of our compliance program activities related to Medicare billing, we discovered potentially inadequate documentation at a SNF that we manage on behalf of DHC. This monitoring was not initiated in response to any specific complaint or allegation, but was monitoring of the type that we periodically undertake to test compliance with applicable Medicare billing rules. As a result of this discovery, we, along with DHC made a voluntary disclosure to HHS, Office of the Inspector General, or the OIG, pursuant to the OIG's Provider Self-Disclosure Protocol. We completed our review and assessment of these matters and together, we will submit final supplemental disclosure to the OIG in November 2020. We expect to recognize $120 during the fourth quarter of 2020 as a reduction in management fees from DHC for the management fees that were previously paid to us with respect to the historical Medicare payments DHC received that are expected to be repaid.

15.  COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the disease caused by the novel coronavirus SARS-CoV-2, or COVID-19, a pandemic. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption worldwide. Governments in affected regions have implemented and may continue to implement, safety precautions, including quarantines, travel restrictions, business closures and other public safety measures. On March 13, 2020, the pandemic was declared a national emergency by the President of the United States effective as of March 1, 2020, or the National Emergency, and it has significantly disrupted, and likely will continue to significantly disrupt, the United States economy, our business and the senior living industry as a whole.

In response to the COVID-19 pandemic, the CARES Act was enacted on March 27, 2020. The CARES Act, among other things, provides billions of dollars of relief to certain individuals and businesses suffering from the impact of the COVID-19 pandemic.

Under the CARES Act, a Provider Relief Fund was established for allocation by HHS. On April 10, 2020, HHS began to distribute these funds, or the Phase 1 General Distribution, to healthcare providers who received Medicare fee-for-service reimbursement in 2018 and 2019. Each healthcare provider's allocation of the Phase 1 General Distribution was determined based on 2.0% of a provider's 2018 (or most recent complete tax year) gross receipts, regardless of the provider's payer mix. We received $1,740 in Phase 1 General Distribution funds primarily for our rehabilitation clinics and home health operations that participate in Medicare as of September 30, 2020. We recognized $0 and $1,499 as other operating income for the three and nine months ended September 30, 2020, respectively, for Phase 1 General Distribution funds for which we believe we met the required terms and conditions. On September 19, 2020, HHS released reporting requirements that differed materially from the original terms and conditions of the Provider Relief Fund. On October 22, 2020, HHS provided clarification and updated guidance related to the original terms and conditions and the reporting requirements provided on September 19, 2020. As of September 30, 2020, we had $241 of funds, for which we are evaluating whether we can retain such funds, included in accrued expenses and other current liabilities in the condensed consolidated financial statements at September 30, 2020. As of September 30, 2020, we believe we met the required terms and conditions to retain the funds recognized as other operating income and will continue to assess our compliance with the terms and conditions as necessary.

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

On June 9, 2020, HHS announced additional distributions from the Provider Relief Fund, or Phase 2 General Distributions, including the Medicaid and Children's Health Insurance Program programs, or the Medicaid and CHIP Targeted Distribution. HHS stated that it would disburse a payment that, at a minimum, is equal to 2.0% of reported total revenue from patient care to eligible providers serving Medicaid and CHIP beneficiaries. Providers who had not yet received a disbursement from the Phase 1 General Distribution are eligible for the Medicaid and CHIP Targeted Distribution. On October 14, 2020, we received $1,562 in Medicaid and CHIP Targeted Distribution funds for certain assisted living units in our owned and leased communities. We did not recognize any of these funds as other operating income for the three and nine months ended September 30, 2020.

The terms and conditions of the Provider Relief Fund require that the funds are utilized to compensate for lost revenues that are attributable to the COVID-19 pandemic and for eligible costs to prevent, prepare for and respond to the COVID-19 pandemic that are not covered by other sources. In addition Provider Relief Funds recipients are subject to other terms and conditions, including certain reporting requirements. Any funds not used in accordance with the terms and conditions, must be returned to HHS.

The CARES Act also delays the payment of required federal tax deposits for certain payroll taxes, including the employer's share of Old-Age, Survivors, and Disability Insurance Tax, or Social Security, employment taxes, incurred between March 27, 2020 and December 31, 2020. Amounts will be considered timely paid if 50% of the deferred amount is paid by December 31, 2021, and the remainder by December 31, 2022. As of September 30, 2020, we have deferred $18,157 of employer payroll taxes, of which $14,627 are required to be funded by us and will be reimbursed by DHC pursuant to the New Management Agreements, and are included in accrued compensation and benefits in the condensed consolidated financial statements.

The Sequestration Transparency Act of 2012 subjected all Medicare fee-for-service payments to a 2% sequestration reduction, or the 2% Medicare Sequestration. The CARES Act temporarily suspends the 2% Medicare Sequestration for the period from May 1, 2020 to December 31, 2020, which may benefit our rehabilitation and wellness services segment and the senior living communities we manage in the form of increased rates for services provided and the management fees we earn from these communities as a result. Increases in rates are recognized in revenue in the period services are provided.

The Tax Cuts and Jobs Act of 2017 repealed the AMT and allowed corporations to fully offset regular tax liability with AMT credits. Any remaining AMT credit amount became refundable incrementally from tax years 2018 through 2021. The CARES Act accelerates the refund schedule, permitting corporate taxpayers to claim the refund in full in either tax year 2018 or 2019. We have applied an AMT credit refund of $554 for tax year 2019 to our 2020 tax return.

In connection with the COVID-19 pandemic, we have experienced occupancy declines, increased labor costs and increased costs related to COVID-19 testing, medical and sanitation supplies and certain other costs. Additionally, we have purchased personal protective equipment, or PPE, to be used at our senior living communities and rehabilitation and wellness clinics. At September 30, 2020, $11,101 of PPE for future use was included in prepaid expenses and other current assets as of September 30, 2020. PPE that is deployed to senior living communities that we manage on behalf of DHC is reimbursable to us by DHC.

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

The COVID-19 pandemic has significantly disrupted, and likely will continue to significantly disrupt, the United States economy, our business and the senior living industry as a whole. States and municipalities across the United States have generally re-opened their economies and eased certain restrictions they had previously implemented in response to the COVID-19 pandemic, often in stages that are phased in over time. Economic data has indicated that the United States economy has improved since the lowest periods experienced in March and April 2020, although the United States gross domestic product remains below pre-pandemic levels. Recently, certain areas of the United States, including regions in which we operate, have experienced increased numbers of COVID-19 infections following the re-openings of their economies and easing of restrictions and, in some cases, certain states have again required the closure of certain business activity and imposed other restrictions. The United States has generally seen the number of reported COVID-19 cases increasing since early September 2020 and has recently experienced new peaks of COVID-19 infections. It is unclear whether the number of new infections will continue to increase in the United States or any of the specific regions in which we operate, particularly as we enter flu season during the upcoming winter months. It is also unknown if and when a vaccine or other therapeutic treatment for COVID-19 will become available. If the COVID-19 pandemic continues and a vaccine or other therapeutic treatment does not become widely available, we anticipate that there will continue to be an adverse effect on human health and safety, the economy, the senior living industry and our business.

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

•	re-opened our rehabilitation clinics for in-person services when it was determined safe to do so and in accordance with federal, state and local regulations;

•	re-opened our corporate office when it was safe to do so at a reduced capacity in accordance with federal, state and local regulations and guidelines;

•	enhanced infectious disease prevention and control policies, procedures and protocols;

•	provided additional and enhanced training to team members at all levels of the organization;

•	worked with vendors to provide adequate supplies and PPE to our senior living communities and rehabilitation clinics; and

•	effectively transitioned to virtual sales and marketing activities and thoughtfully proceeded with resident move-ins, when appropriate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, we have taken actions to safeguard and support our team members, residents and communities including:

•	provided meals to team members;

•	provided COVID-19 emergency leave to team members, including paid leave to team members if they were exposed to or tested positive for COVID-19 and offered flexible work schedules;

•	offered COVID-19 testing to team members;

•	recognized and rewarded team members with bonuses in addition to our total rewards package;

•
provided corporate team members with appropriate information technology, including laptop computers, smart phones, computer applications, information technology security applications and technical support, to work remotely during mandatory work from home orders directed by local governments;

•	promoted access to mental health services and other benefits to support residents' and team members' mental and physical well-being;

•
hosted virtual all-hands meetings to communicate our policies, procedures and guidelines related to COVID-19 response and re-opening efforts and to ensure team members are supported with assistance and guidance;

•	implemented new virtual group activities for residents that allow for engagement while maintaining social distancing;

•	expanded effective communication channels to residents, their families and team members;

•	provided devices and connectivity options for residents' interactions with family members, virtual programming opportunities and distance learning; and

•	focused on learning and development opportunities.

We have also been impacted by mandatory work from home orders directed by local governments in the jurisdictions in which we operate. However, essential work exemptions permit certain of our team members to work to meet the needs of our residents and clients at our communities and clinics. Effective as of July 13, 2020, our corporate office was re-opened in compliance with state and local guidelines and restrictions and, as of October 5, 2020, most team members returned to the corporate office at a reduced capacity. We continue to monitor regulations and guidance from federal, state and local governments and agencies and will adapt and update our policies and procedures to continue to prioritize the health and safety of our residents, clients and team members. Our team members at our corporate office have been able to support the needs of the business while working remotely or in the corporate office. At our corporate office, we continue to provide enhanced cleaning protocols and abide by social distancing guidelines to reduce the possibility of our team members gathering in groups and in close proximity to each other, for the purpose of mitigating the potential for the spread of COVID-19 infections. Included among these protocols and measures are focusing on sanitizing high touch points in common areas and restrooms, shutting down certain building amenities, limiting staff interactions and reducing non-essential building services.

As a result of the COVID-19 pandemic, we experienced declines in occupancy at our owned and leased communities from 78.3% as of June 30, 2020 to 74.7% as of September 30, 2020. Consistent with occupancy declines experienced within our owned and leased portfolio, the communities we manage on behalf of DHC also experienced occupancy declines from 78.7% as of June 30, 2020 to 75.2% as of September 30, 2020. Additionally, per certain federal, state and local regulatory requirements, in conjunction with our own policies and procedures, we ceased or limited admissions to and tours of certain of our senior living communities as a precautionary measure and only have reopened communities to resident admissions and in-person tours when it was determined safe to do so. During the three months ended September 30, 2020, the number of new residents moving into our communities was higher compared to the three months ended June 30, 2020, reducing the rate of decline compared to the preceding quarter. At September 30, 2020, 96% of our senior living communities were accepting new residents in at least one service line of business (independent living, assisted living, skilled nursing or memory care). As a result of the ongoing effects of the COVID-19 pandemic, we expect continued occupancy declines for the reasonably foreseeable future, due to current residents leaving our communities and limitations on new residents moving into or touring our communities. Our revenues are largely dependent on occupancy at our senior living communities and any decline in occupancy adversely impacts our revenues, unless we are able to offset those lost revenues with increased rates we charge our residents and clients or other sources of increased revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have also incurred and will continue to incur significant costs to address the COVID-19 pandemic, which principally include costs associated with PPE, testing supplies, professional services costs, agreements with laboratories to provide COVID-19 testing to our residents and team members that were not otherwise covered by government payer or third-party insurance sources and disposable food supplies as well as increased sanitation and janitorial supplies and increased labor costs. We have, for example, entered into temporary staffing agreements with staffing agencies in order to supply additional workers in the event that our team members contract COVID-19. Our labor costs have also increased as a result of rising health insurance costs caused by the COVID-19 pandemic. We expect these increased costs to continue throughout the fourth quarter of 2020 and for the reasonably foreseeable future. We incur these costs for our owned and leased senior living communities, rehabilitation and wellness clinics and corporate and regional operations. Although DHC is responsible for these costs at the senior living communities we manage for DHC, increases in these costs would reduce EBITDA realized at these communities and, hence, negatively impact our ability to earn, and the amount of, any incentive fees, as well as possibly impact other aspects of our management arrangements. The COVID-19 pandemic has also disrupted the global supply chain, including many of our medical and technological suppliers, due to factory closures and reduced manufacturing output. We believe that our current supplies and supplies we currently have on order should be sufficient to support our needs for the remainder of 2020. We have undertaken efforts to mitigate potential future impacts on the supply chain by increasing our stock of critical materials to meet our expected increased needs through the remainder of 2020 and by identifying and engaging alternative suppliers. We continue to be alert to the potential for disruptions that could arise from COVID-19, and remain in close contact with our suppliers.

We have experienced negative impacts on our results of operations, cash flows and financial condition as a result of the COVID-19 pandemic and we expect those negative impacts to continue. Going forward, the amounts and type of revenue, expense and cash flow impacts resulting from the COVID-19 pandemic will be dependent on a number of factors, including: the speed, depth, geographic reach and duration of the spread of the disease; the development of effective vaccines, therapeutic treatments and testing for COVID-19 and the distribution and availability of those resources to our residents, clients and team members; the legal, regulatory and administrative developments that occur, including the availability of governmental financial and regulatory relief to businesses; our infectious disease control and prevention efforts; the duration and severity of the economic downturn in response to the COVID-19 pandemic; and the demand for our communities and services.

Additionally, continuation or deepening of the current economic downturn, other direct and indirect impacts of the COVID-19 pandemic, softness in the U.S. housing market, higher unemployment, lower levels of consumer confidence, stock market volatility and/or changes in demographics will adversely affect the ability of older adults and their families to afford our services.

For the past few years, increased access to capital and continued low interest rates appear to have encouraged increased senior living development, particularly in areas where existing senior living communities have historically experienced high occupancies. This has resulted in a significant increase in new senior living community inventory entering the market in recent years. Although new development had been slowing prior to the onset of the COVID-19 pandemic, and the impact of the COVID-19 pandemic and the economic slowdown may further impact new development, the recent increase in new senior living communities prior to the COVID-19 pandemic will continue to have a competitive effect on our business. The new senior living community inventory has increased competitive pressures on us, particularly in certain of our geographic markets, and we expect these challenges to continue for at least the next few years, and these pressures may be intensified as a result of the COVID-19 pandemic and associated economic downturn.

During most of 2019 and the first quarter of 2020, low unemployment, the competitive labor market and, in certain jurisdictions, increased minimum wages, caused employment costs to increase, including for salaries, wages and benefits, such as health care benefit coverage, for our team members, which increased our operating expenses and negatively impacted our financial results. As noted above, in connection with the COVID-19 pandemic, we are incurring increased labor costs as a result of increased overtime pay for team members, increased costs associated with employee engagement and retention programs, such as meals for certain of our team members and bonuses to team members at our senior living communities and rehabilitation clinics, and increase health insurance and workers' compensation costs. We also have increased staffing needs, for which we have entered into temporary staffing agreements with staffing agencies, and we have experienced increased costs associated with PPE and testing requirements due to the COVID-19 pandemic.

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

Our Revenues

Our revenues are derived from the services we provide to residents at our senior living communities and to older adults through our rehabilitation clinics, and these revenues are our primary source of cash to fund our operating expenses, including capital expenditures at the communities we own or lease and principal and interest payments on our debt.

At some of our senior living communities and our rehabilitation clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation and wellness services. We derived approximately 3.5% and 22.6% of our consolidated revenues from these government-funded programs during the nine months ended September 30, 2020 and 2019, respectively. Our Medicare revenues totaled $29.9 million and $86.7 million during the nine months ended September 30, 2020 and 2019, respectively. Our Medicaid revenues totaled $1.2 million and $98.6 million during the nine months ended September 30, 2020 and 2019, respectively. Our Medicare and Medicaid revenues have declined significantly as a result of the Restructuring Transactions pursuant to which we now manage the SNFs that we previously leased from DHC. However, although the amount of net Medicare and Medicaid revenues that we recognize declined as a result, Medicare and Medicaid revenues still comprise a significant part of the revenues generated at these SNFs and we earn management fees based on these revenues.

Since January 1, 2020, DHC has sold six senior living communities that we previously managed. DHC has identified 20 senior living communities and one building in one community for possible sale or closure. If and when these sales and closures are completed, our management agreements with DHC for those communities will terminate. For the three and nine months ended September 30, 2020, we recognized $0.9 million and $3.1 million, respectively, of management fees related to these communities.

Federal and state governments have taken a number of actions to respond to the COVID-19 pandemic. Certain of these actions may increase our operational costs or reduce our revenue, while others are designed to alleviate the adverse operational and financial consequences related to the COVID-19 pandemic on operators of long-term care and senior living facilities like us. Federal actions in response to the COVID-19 pandemic that may impact our operations and financial performance include, but are not limited to, the following:

•
HHS has announced a number of additional distributions from the Provider Relief Fund under the CARES Act. These have included, among other things, distributions to eligible providers serving Medicaid and CHIP beneficiaries through the Medicaid and CHIP Targeted Distributions, state licensed or certified private-pay assisted living providers through Phase 2 General Distributions, as well as distributions to nursing homes and long-term care facilities for increased testing, staffing, personal protective equipment and establishment of COVID-19 isolation facilities. The distributions made by HHS were and continue to be subject to various eligibility criteria. During the three months ended September 30, 2020, we did not receive any Phase 2 General Distribution funding for our private-pay assisted living communities, but on October 14, 2020, we received $1.6 million in Medicaid and CHIP Targeted Distribution funds for certain assisted living units within our owned and leased communities. Additionally, we have submitted applications to receive Phase 3 General Distribution funds that were announced by HHS on October 1, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
On August 25, 2020, the Centers for Medicare & Medicaid Services, or CMS published an interim final rule that set forth new COVID-19 testing requirements for long-term care facility residents and staff based on certain parameters. CMS offered guidance on testing residents and staff in cases where a symptomatic individual is identified, where there is an outbreak and where community COVID-19 activity dictates routine testing, as well as guidance on documentation to demonstrate compliance with testing requirements. The interim rule also enhances CMS’s ability to enforce previously issued long-term care facility COVID-19 reporting requirements by imposing civil monetary penalties for failure to report required data to the Centers for Disease Control and Prevention, or CDC.

For more information regarding the terms and conditions of the Provider Relief Fund as well as other considerations related to the COVID-19 pandemic, see Note 15 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Federal agencies have continued to investigate and assess adherence to federal guidelines related to infection control in nursing homes. CMS has imposed more than $15.0 million in fines on nursing home operators during the National Emergency for noncompliance with infection control requirements and failure to report COVID-19 data. In addition, CMS continues to issue guidance concerning in-person visitation in nursing homes during the National Emergency and associated best practices for COVID-19 infection prevention.

In addition to federal measures, many states have taken actions to waive or modify healthcare laws or regulations and Medicaid reimbursement rules. Both state and federal waivers and other temporary actions in response to the COVID-19 pandemic are expected to last throughout the National Emergency, the duration of which is currently unknown. Additional measures may be taken prior to and after the conclusion of the National Emergency to alleviate the economic impact of the COVID-19 pandemic. Governmental responses to COVID-19 are rapidly evolving, and it is not yet known what the duration or impact of such responses will be. As noted above, we have experienced, and expect to continue to experience, continued declines in occupancy in our senior living communities as a result of efforts to control the risks posed by the COVID-19 pandemic and the full impact of these efforts is unclear. In addition, we have incurred costs and will continue to incur costs, which may be significant, to address COVID-19 and related ever-evolving requirements such as testing of team members, which include incremental supply costs, preventative and responsive costs and additional labor costs.

In response to a rising number of complaints and lawsuits against senior living communities, certain state Attorneys General have continued efforts to increase scrutiny of long-term care facilities. While these investigations and initiatives have been related to the COVID-19 pandemic, they have focused on a broad range of alleged misconduct that extends beyond facility responses to the pandemic, including both civil and criminal theories of liability related to patient abuse and neglect, consumer fraud and false advertising and Medicaid fraud. Initiatives often include the establishment or enhancement of mechanisms for reporting fraud, abuse or neglect. We cannot predict whether and to what extent increased scrutiny by state Attorneys General or other regulators may impact our operations and financial performance. Further, the risk of future private party litigation in the senior living industry is expected to increase as a result of the COVID-19 pandemic and its impact. While some states, such as Virginia, have granted certain liability protections to senior living community operators to reduce these risks, other states, such as New York, are removing or reducing the scope of liability protections that were enacted earlier in the COVID-19 pandemic.

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

For further information regarding government healthcare funding and regulation and the possible impact on us and our business, revenues and operations, see the sections captioned “Business—Government Regulation and Reimbursement” in Part I, Item I and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues” in Part II, Item 7 of our Annual Report and the section captioned “Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues” in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

As of September 30, 2020, we operated in two reportable segments: (1) senior living and (2) rehabilitation and wellness services. In the senior living segment, we manage for the account of others and operate for our own account, respectively, independent living communities, assisted living communities, continuing care retirement communities, SNFs and an active adult community that are subject to centralized oversight and provide housing and services to older adults. In the rehabilitation and wellness services reporting segment, we provide a comprehensive suite of rehabilitation and wellness services, including physical, occupational, speech and other specialized therapy services, in inpatient and outpatient clinics.

All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation, professional and general liability and certain automobile insurance programs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key Statistical Data For the Three Months Ended September 30, 2020 and 2019:
The following tables present a summary of our operations for the three months ended September 30, 2020 and 2019 (dollars in thousands, except per unit amounts):

	Three Months Ended September 30,		Increase/(Decrease)
	2020	2019	Amount	Percent
REVENUES
Senior living	$18,525	$257,600	$(239,075)	(92.8)%
Management fees	15,302	4,053	11,249	277.5%
Rehabilitation and wellness services	21,124	12,447	8,677	69.7%
Total management and operating revenues	54,951	274,100	(219,149)	(80.0)%
Reimbursed community-level costs incurred on behalf of managed communities	233,783	80,909	152,874	188.9%
Other reimbursed expenses	6,589	—	6,589	n/m
Total revenues	295,323	355,009	(59,686)	(16.8)%

OPERATING EXPENSES
Senior living wages and benefits	11,128	137,916	(126,788)	(91.9)%
Other senior living operating expenses	6,717	76,929	(70,212)	(91.3)%
Rehabilitation and wellness services expenses	16,124	10,412	5,712	54.9%
Community-level costs incurred on behalf of managed communities	233,783	80,909	152,874	188.9%
General and administrative	19,916	20,094	(178)	(0.9)%
Rent	1,282	33,169	(31,887)	(96.1)%
Depreciation and amortization	2,680	2,818	(138)	(4.9)%
Loss on sale of senior living communities	—	749	(749)	(100.0)%
Long-lived asset impairment	—	18	(18)	(100.0)%
Total operating expenses	291,630	363,014	(71,384)	(19.7)%

Operating income (loss)	3,693	(8,005)	11,698	146.1%

Interest, dividend and other income	104	414	(310)	(74.9)%
Interest and other expense	(379)	(384)	5	(1.3)%
Unrealized gain on equity investments	435	148	287	193.9%
Realized gain (loss) on sale of debt and equity investments	327	(9)	336	n/m

Income (loss) before income taxes and equity in earnings of an investee	4,180	(7,836)	12,016	153.3%
(Provision) benefit for income taxes	(465)	687	(1,152)	(167.7)%
Equity in earnings of an investee	—	83	(83)	(100.0)%
Net income (loss)	$3,715	$(7,066)	$10,781	152.6%

Owned and leased communities:
Number of communities (end of period)	24	190	(166)	(87.4)%
Number of living units (end of period) (1)	2,312	20,948	(18,636)	(89.0)%
Occupancy %	74.7%	82.9%	(8.2)%	n/m
RevPAR (2)	$2,665	$3,943	$(1,278)	(32.4)%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,		Increase/(Decrease)
	2020	2019	Amount	Percent
Managed communities:
Number of communities (end of period)	239	77	162	210.4%
Number of living units (end of period) (1)	28,232	10,168	18,064	177.7%
Occupancy %	75.2%	84.7%	(9.5)%	n/m
RevPAR (2)	$3,468	$3,559	$(91)	(2.6)%

Rehabilitation and wellness services:
Number of inpatient clinics	40	41	(1)	(2.4)%
Number of outpatient clinics	209	173	36	20.8%
Total clinics	249	214	35	16.4%

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
Comparable communities (senior living communities and rehabilitation clinics that we have continuously owned, continuously leased or continuously managed since July 1, 2019) results are listed below. The number of comparable communities represent a minority of the senior living communities we operated since July 1, 2019 as a result of the changes to our business arrangements with DHC pursuant to the Restructuring Transactions for senior living communities that we manage on behalf of DHC (dollars in thousands, except per unit amounts):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,		Increase/(Decrease)
	2020	2019	Amount	Percent
REVENUES
Senior living	$18,489	$20,499	$(2,010)	(9.8)%
Management fees	4,877	3,881	996	25.7%
Rehabilitation and wellness services	17,563	11,921	5,642	47.3%
Reimbursed community-level costs incurred on behalf of managed communities	71,505	73,680	(2,175)	(3.0)%
OPERATING EXPENSES
Senior living wages and benefits	10,999	10,138	861	8.5%
Other senior living operating expenses	6,699	6,403	296	4.6%
Rehabilitation and wellness services expenses	13,507	9,696	3,811	39.3%
Rent	1,099	1,017	82	8.1%

Owned and leased communities:
Number of communities (end of period)	24	24	—	—%
Number of living units (end of period) (1)	2,312	2,312	—	—%
Occupancy %	74.7%	81.3%	(6.6)%	n/m
RevPAR (2)	$2,665	$2,954	(289)	(9.8)%

Managed communities:
Number of communities (end of period)	75	75	—	—%
Number of living units (end of period) (1)	9,689	9,700	(11)	(0.1)%
Occupancy %	76.7%	85.5%	(8.8)%	n/m
RevPAR (2)	$3,221	$3,561	(340)	(9.5)%

Rehabilitation and wellness services:
Number of inpatient clinics	40	40	—	—%
Number of outpatient clinics	145	145	—	—%
Total clinics	185	185	—	—%

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

The following is a discussion of our operating results for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Senior living revenues. The decrease in senior living revenues is primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement, effective January 1, 2020. The decrease in senior living revenues at our comparable communities was primarily due to the decrease in occupancy caused by the COVID-19 pandemic as move-out rates exceeded move-in rates primarily due to state and company-wide policies to restrict admissions to those communities impacted with a confirmed case of COVID-19 and the decline in demand given the impact that safety concerns related to the COVID-19 pandemic has had on the senior living industry.

Management fees. The increase in management fees is primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement. Management fees increased $10.0 million due to the increase in senior living communities we manage for the account of DHC from 77 to 239. The remaining increase is primarily due to the terms of the New Management Agreements, under which we receive a management fee equal to 5% of the gross revenues realized at senior living communities managed and 3% of the costs of construction projects we manage for the account of DHC. Prior to the Transaction Agreement, our management fee for 46 previously managed communities was equal to 3% of the gross revenues realized at those senior living communities and 3% of the costs of construction projects we managed for the account of DHC. This was partially offset by a decline in gross revenues and reductions in construction

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

projects at the senior living communities we manage caused by the COVID-19 pandemic as we implemented infectious disease protocols that limited non-essential visitors from entering our communities as well as pausing admissions in certain communities to mitigate the spread of COVID-19. The increase in management fees at our comparable communities was primarily due to the two percentage point rate increase from the New Management Agreements and the construction management fee that we began earning on construction projects we manage effective January 1, 2020, partially offset by a decline in gross revenues and construction projects at the senior living communities we manage caused by the COVID-19 pandemic.

Rehabilitation and wellness services. The increase in rehabilitation and wellness services revenues is primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement and opening of new clinics, partially offset by lower occupancy rates resulting from the COVID-19 pandemic, which reduced the amount of inpatient rehabilitation services we provided. Rehabilitation and wellness services revenues for the three months ended September 30, 2019 excluded $5.8 million related to inpatient clinics at communities we previously leased from DHC. Prior to the effective date of the Transaction Agreement, this revenue was eliminated in consolidation pursuant to GAAP. The remaining increase was primarily due to 36 net new outpatient clinics we opened from October 1, 2019 to September 30, 2020. These increases were partially offset by a reduction of clinic visits as a result of the COVID-19 pandemic. The increase in rehabilitation and wellness services revenues at our comparable communities was due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement and the change in how those revenues are accounted for as a result.

Reimbursed community-level costs incurred on behalf of managed communities. The increase in reimbursed community-level costs incurred on behalf of managed communities was primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement, resulting in the increase in senior living communities managed for the account of DHC. This was partially offset by a decline in costs incurred at the senior living communities we manage resulting from reduced occupancy due to the COVID-19 pandemic. The decrease in reimbursed community-level costs incurred on behalf of managed communities at our comparable communities was due to lower community-level costs, including marketing expenses and other costs, impacted by occupancy declines due to the COVID-19 pandemic such as labor and food.

Other reimbursed expenses. Other reimbursed expenses represent reimbursements for certain centralized services that support senior living communities we manage on behalf of DHC pursuant to the New Management Agreements.

Senior living wages and benefits. The decrease in senior living wages and benefits is primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement. Senior living wages and benefits related to communities previously leased to DHC are reimbursed community-level costs incurred on behalf of managed communities effective January 1, 2020, pursuant to the New Management Agreements. The increase in senior living wages and benefits at our comparable communities is primarily due to increased insurance costs.

Other senior living operating expenses. Other senior living operating expenses are comprised of utilities, housekeeping, dietary, repairs and maintenance, insurance and community-level administrative costs. The decrease in other senior living operating expenses is primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement, partially offset by increased legal costs, increased insurance costs and increased costs related to testing supplies, disposable food supplies, infectious disease prevention cleaning, sanitation and labor as a result of the COVID-19 pandemic. Other senior living operating expenses related to communities previously leased to DHC are reimbursed community-level costs incurred on behalf of managed communities effective January 1, 2020, pursuant to the New Management Agreements. The increase in other senior living operating expenses at our comparable communities is primarily due to increased costs related to testing supplies, infectious disease prevention cleaning, sanitation and labor as a result of the COVID-19 pandemic.

Rehabilitation and wellness services expenses. The increase in rehabilitation and wellness services expenses is primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement and growth of our business. Rehabilitation and wellness services expenses for the three months ended September 30, 2019 excluded $5.8 million related to inpatient clinics at communities we previously leased from DHC. Prior to the effective date of the Transaction Agreement, these expenses were eliminated in consolidation pursuant to GAAP. This increase was partially offset by a reduction of labor costs due to reduced visits as a result of the COVID-19 pandemic.

General and administrative. The decrease in general and administrative expenses is primarily due to a decrease of $1.2 million in transaction costs incurred in connection with the Restructuring Transactions, mostly offset by increased costs for certain centralized services we provide pursuant to the New Management Agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rent. The decrease in rent expense is due to the termination of our master leases for the senior living communities that we previously leased from DHC, which were replaced with the New Management Agreements, pursuant to the Transaction Agreement. Rent for comparable communities increased primarily due to increases in rent at certain of our rehabilitation clinics.

Depreciation and amortization. The decrease in depreciation and amortization is primarily due to the disposition of assets during 2019.

Loss on sale of senior living communities. A loss on sale of senior living communities of $0.7 million was recognized during the three months ended September 30, 2019 for the sale of 15 SNFs to a third party.

Long-lived asset impairment. For the three months ended September 30, 2019, we recognized a long-lived asset impairment of $0.02 million to reduce the carrying value of certain of our long-lived assets to their estimated fair values.

Interest, dividend and other income. The decrease in interest, dividend and other income is primarily due to decreased amounts of interest earned on our cash and cash equivalents and dividends received from our investments in equity securities.

Interest and other expense. Interest and other expense consists of deferred financing fees and commitment fees related to our credit facility and interest on our mortgage note.

Unrealized gain on equity investments. Unrealized gain on equity investments represents adjustments made to our investments in equity securities to record amounts at fair value.

Realized gain (loss) on sale of debt and equity investments. Realized gain (loss) on sale of debt and equity investments represents our realized gains and losses on investments.

(Provision) benefit for income taxes. For the three months ended September 30, 2020 and 2019, we recognized a provision for income taxes of $0.5 million and a benefit for income taxes of $0.7 million, respectively. The provision for income taxes for the three months ended September 30, 2020 is related to an increase to our cumulative state income taxes through September 30, 2020. The benefit for income taxes for the three months ended September 30, 2019 is related to a decrease to our cumulative federal and state income taxes through September 30, 2019.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC, which was dissolved on February 13, 2020.

Key Statistical Data For the Nine Months Ended September 30, 2020 and 2019:

The following tables present a summary of our operations for the nine months ended September 30, 2020 and 2019 (dollars in thousands, except per unit amounts):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended September 30,		Increase/(Decrease)
	2020	2019	Amount	Percent
REVENUES
Senior living	$59,112	$786,771	$(727,659)	(92.5)%
Management fees	48,058	12,060	35,998	298.5%
Rehabilitation and wellness services	61,776	34,707	27,069	78.0%
Total management and operating revenues	168,946	833,538	(664,592)	(79.7)%
Reimbursed community-level costs incurred on behalf of managed communities	689,903	232,733	457,170	196.4%
Other reimbursed expenses	19,003	—	19,003	n/m
Total revenues	877,852	1,066,271	(188,419)	(17.7)%

Other operating income	1,499	—	1,499	n/m

OPERATING EXPENSES
Senior living wages and benefits	30,633	411,553	(380,920)	(92.6)%
Other senior living operating expenses	18,290	223,896	(205,606)	(91.8)%
Rehabilitation and wellness services expenses	48,595	28,031	20,564	73.4%
Community-level costs incurred on behalf of managed communities	689,903	232,733	457,170	196.4%
General and administrative	66,348	67,144	(796)	(1.2)%
Rent	3,837	120,973	(117,136)	(96.8)%
Depreciation and amortization	8,084	13,924	(5,840)	(41.9)%
Loss on sale of senior living communities	—	850	(850)	(100.0)%
Long-lived asset impairment	—	3,278	(3,278)	(100.0)%
Total operating expenses	865,690	1,102,382	(236,692)	(21.5)%

Operating income (loss)	13,661	(36,111)	49,772	137.8%

Interest, dividend and other income	625	985	(360)	(36.5)%
Interest and other expense	(1,170)	(2,196)	1,026	(46.7)%
Unrealized (loss) gain on equity investments	(160)	476	(636)	(133.6)%
Realized gain on sale of debt and equity investments	422	227	195	85.9%
Loss on termination of leases	(22,899)	—	(22,899)	n/m

Loss before income taxes and equity in earnings of an investee	(9,521)	(36,619)	27,098	(74.0)%
Provision for income taxes	(971)	(98)	(873)	890.8%
Equity in earnings of an investee	—	617	(617)	(100.0)%
Net loss	$(10,492)	$(36,100)	$25,608	(70.9)%

Owned and leased communities:
Number of communities (end of period)	24	190	(166)	(87.4)%
Number of living units (end of period) (1)	2,312	20,948	(18,636)	(89.0)%
Occupancy %	78.1%	83.0%	(4.9)%	n/m
RevPAR (2)	$2,803	$3,975	$(1,172)	(29.5)%

Managed communities:
Number of communities (end of period)	239	77	162	210.4%
Number of living units (end of period) (1)	28,232	10,168	18,064	177.7%
Occupancy %	78.9%	85.4%	(6.5)%	n/m
RevPAR (2)	$3,645	$3,614	$31	0.9%

Rehabilitation and wellness services:
Number of inpatient clinics	40	41	(1)	(2.4)%
Number of outpatient clinics	209	173	36	20.8%
Total clinics	249	214	35	16.4%

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

Comparable communities (senior living communities and rehabilitation clinics that we have continuously owned, continuously leased or continuously managed since January 1, 2019) results are listed below. The number of comparable communities represent a minority of the senior living communities we operated since January 1, 2019 as a result of the changes to our business arrangements with DHC pursuant to the Restructuring Transactions for senior living communities that we manage on behalf of DHC (dollars in thousands, except per unit amounts):

	Nine Months Ended September 30,		Increase/(Decrease)
	2020	2019	Amount	Percent
REVENUES
Senior living	$58,336	$61,744	$(3,408)	(5.5)%
Management fees	14,941	11,273	3,668	32.5%
Rehabilitation and wellness services	47,671	31,279	16,392	52.4%
Reimbursed community-level costs incurred on behalf of managed communities	206,019	210,942	(4,923)	(2.3)%
Other operating income	1,021	—	1,021	n/m
OPERATING EXPENSES
Senior living wages and benefits	30,578	29,436	1,142	3.9%
Other senior living operating expenses	12,724	15,239	(2,515)	(16.5)%
Rehabilitation and wellness services expenses	38,119	24,747	13,372	54.0%
Rent	3,112	2,876	236	8.2%

Owned and leased communities:
Number of communities (end of period)	24	24	—	—%
Number of living units (end of period) (1)	2,312	2,312	—	—%
Occupancy %	78.1%	81.4%	(3.3)%	n/m
RevPAR (2)	$2,803	$2,967	$(164)	(5.5)%

Managed communities:
Number of communities (end of period)	74	74	—	—%
Number of living units (end of period) (1)	9,371	9,382	(11)	(0.1)%
Occupancy %	80.7%	86.3%	(5.6)%	n/m
RevPAR (2)	$3,429	$3,635	$(206)	(5.7)%

Rehabilitation and wellness services:
Number of inpatient clinics	40	40	—	—%
Number of outpatient clinics	124	124	—	—%
Total clinics	164	164	—	—%

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

The following is a discussion of our operating results for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Senior living revenues. The decrease in senior living revenues is primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement, effective January 1, 2020. The decrease in senior living revenues at our comparable communities was primarily due to the decrease in occupancy caused by the COVID-19 pandemic as move-out rates exceeded move-in rates primarily due to state and company-wide policies that restricted admissions at those communities impacted with a confirmed case of COVID-19 and the decline in demand given the impact that safety concerns related to the COVID-19 pandemic has had on the senior living industry.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Management fees. The increase in management fees is primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement. Management fees increased $31.4 million due to the increase in senior living communities we manage for the account of DHC from 77 to 239. The remaining increase is primarily due to the terms of the New Management Agreements, under which we receive a management fee equal to 5% of the gross revenues realized at senior living communities managed and 3% of the costs of construction projects we manage for the account of DHC. Prior to the Transaction Agreement, our management fee for 46 previously managed communities was equal to 3% of the gross revenues realized at those senior living communities and 3% of the costs of construction projects we managed for the account of DHC. This was partially offset by a decline in gross revenues and reductions in construction projects at the senior living communities we manage caused by the COVID-19 pandemic as we implemented infectious disease protocols that limited non-essential visitors from entering our communities as well as pausing admissions in certain communities to mitigate the spread of COVID-19 within the communities we operate. The increase in management fees at our comparable communities was primarily due to the two percentage point rate increase from the New Management Agreements and the construction management fee that we began earning on construction projects we manage effective January 1, 2020, partially offset by a decline in gross revenues and construction projects at the senior living communities we manage caused by the COVID-19 pandemic.

Rehabilitation and wellness services. The increase in rehabilitation and wellness services revenues is due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement and growth of our business. Rehabilitation and wellness services revenues for the nine months ended September 30, 2019 excluded $19.4 million related to inpatient clinics at communities we previously leased from DHC. Prior to the effective date of the Transaction Agreement, this revenue was eliminated in consolidation pursuant to GAAP. The remaining increase was primarily due to 36 net new outpatient clinics opened from January 1, 2019 to September 30, 2020. These increases were offset by a reduction of visits and closures of clinics as a result of the COVID-19 pandemic as clinics were temporarily closed as part of our infectious disease protocols and services were provided to resident units only, which reduced the number of patients we could treat on a daily basis. The increase in rehabilitation and wellness services revenues at our comparable communities was due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement and the change in how those revenues are accounted for as a result, partially offset by a decline in gross revenues caused by the COVID-19 pandemic.

Reimbursed community-level costs incurred on behalf of managed communities. The increase in reimbursed community-level costs incurred on behalf of managed communities was primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement, resulting in the increase in senior living communities managed for the account of DHC. This was partially offset by a decline in costs incurred at the senior living communities we manage resulting from the COVID-19 pandemic. The decrease in reimbursed community-level costs incurred on behalf of managed communities at our comparable communities was due to lower community-level costs, including marketing expenses, travel and entertainment and other costs, impacted by occupancy declines due to the COVID-19 pandemic such as labor, food and maintenance.

Other reimbursed expenses. Other reimbursed expenses represent reimbursements that arise from certain centralized services we provide pursuant to the New Management Agreements.

Other operating income. Other operating income represents revenues recognized for funds received under the Provider Relief Fund of the CARES Act for which we have determined we comply with the associated terms and conditions that permit us to retain these funds.

Senior living wages and benefits. The decrease in senior living wages and benefits is primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement. Senior living wages and benefits related to communities previously leased to DHC are reimbursed community-level costs incurred on behalf of managed communities effective January 1, 2020, pursuant to the New Management Agreements. The increase in senior living wages and benefits at our comparable communities is primarily due to an increase in insurance costs, bonuses and ongoing benefits packages provided to team members.

Other senior living operating expenses. Other senior living operating expenses are comprised of utilities, housekeeping, dietary, repairs and maintenance, insurance and community-level administrative costs. The decrease in other senior living operating expenses is primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement, partially offset by increased legal costs, increased insurance costs and increased costs related to testing supplies, disposable food supplies, infectious disease prevention cleaning, sanitation and labor as a result of the COVID-19 pandemic. Other senior living operating expenses related to communities previously leased to DHC are reimbursed community-level costs incurred on behalf of managed communities effective January 1, 2020,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

pursuant to the New Management Agreements. The decrease in other senior living operating expenses at our comparable communities is primarily due to lower repairs and maintenance, reduction in consulting and other purchased service expenses associated with our 2019 strategic sourcing investment program and costs associated with our self-insurance obligations partially offset by increased legal costs, increased insurance costs and increased costs related to testing supplies, disposable food supplies, infectious disease prevention cleaning, sanitation and labor as a result of the COVID-19 pandemic.

Rehabilitation and wellness services expenses. The increase in rehabilitation and wellness services expenses is primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement and growth of our business. Rehabilitation and wellness services expenses for the nine months ended September 30, 2019 excluded $19.4 million related to inpatient clinics at communities we previously leased from DHC. Prior to the effective date of the Transaction Agreement, these expenses were eliminated in consolidation pursuant to GAAP. The remaining increase was primarily due to 36 net new outpatient clinics we opened from October 1, 2019 to September 30, 2020. These increases were partially offset by a reduction of labor costs due to reduced visits and temporary closures of clinics as a result of the COVID-19 pandemic. The increase in rehabilitation and wellness services expenses at our comparable communities was due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement and the change for how those revenues are accounted for as a result, partially offset by a reduction of labor costs due to reduced visits and temporary closures of clinics as a result of the COVID-19 pandemic.

General and administrative. The decrease in general and administrative expenses is primarily due to a decrease of $8.7 million in transaction costs incurred in connection with the Restructuring Transactions, partially offset by increased costs for certain centralized services we provide pursuant to the New Management Agreements, increased professional services costs and increased severance costs.

Rent. The decrease in rent expense is due to the termination of our master leases for the senior living communities that we previously leased from DHC, which were replaced with the New Management Agreements, pursuant to the Transaction Agreement. Rent for comparable communities increased primarily due to increases in rent at certain of our rehabilitation clinics.

Depreciation and amortization. The decrease in depreciation and amortization is primarily due to the sale of approximately $110.0 million of fixed assets and improvements to DHC during 2019.

Loss on sale of senior living communities. A loss on sale of senior living communities of $0.9 million was recognized during the nine months ended September 30, 2019, in connection with the sale of 18 SNFs to third parties during the second and third quarters of 2019.

Long-lived asset impairment. For the nine months ended September 30, 2019, we recognized a long-lived asset impairment of $3.3 million to reduce the carrying value of certain of our long-lived assets to their estimated fair values.

Interest, dividend and other income. The decrease in interest, dividend and other income is primarily due to decreased amounts of interest earned on our cash and cash equivalents and dividends received from our investments in equity securities.

Interest and other expense. The decrease in interest and other expense is primarily due to decreased amounts of interest incurred on borrowings under our credit facility compared to the nine months ended September 30, 2019. We did not borrow any funds under our credit facility during the nine months ended September 30, 2020.

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

Provision for income taxes. For the nine months ended September 30, 2020 and 2019, we recognized a provision for income taxes of $1.0 million and $0.1 million, respectively. The provision for income taxes for the nine months ended September 30, 2020 is related to federal income taxes, partially offset by a federal AMT credit benefit and a federal benefit related to a loss on the termination of leases, plus state income taxes, including the reduction of a state valuation allowance. The provision for income taxes for the nine months ended September 30, 2019 is related to our federal and state tax obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC, which was dissolved on February 13, 2020.

Liquidity and Capital Resources

We require cash to fund our operating expenses and to make capital expenditures to the extent not funded or reimbursed by DHC pursuant to the New Management Agreements. As of September 30, 2020, we had $95.8 million of unrestricted cash and cash equivalents. As of September 30, 2020 and December 31, 2019, we had current assets of $250.7 million and $143.4 million, respectively, and current liabilities of $171.9 million and $164.3 million, respectively.

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

The following is a summary of cash flows from operating, investing and financing activities, as reflected in our condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
(in thousands)	2020	2019	$ Change	% Change
Net cash provided by operating activities	$62,040	$12,077	$49,963	413.7%
Net cash provided by investing activities	2,270	54,785	(52,515)	(95.9)%
Net cash used in financing activities	(847)	(53,027)	52,180	(98.4)%
Change in cash and cash equivalents and restricted cash and cash equivalents	63,463	13,835	49,628	358.7%
Restricted cash included in held for sale assets	—	(42)	42	(100.0)%
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	56,979	50,155	6,824	13.6%
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$120,442	$63,948	$56,494	88.3%

The increase in cash flows provided by operating activities for the nine months ended September 30, 2020, compared to the same period in 2019 is primarily due to the Restructuring Transactions, including the receipt of $23.5 million of cash from DHC, deferral of payroll taxes of $18.2 million as permitted by the CARES Act, of which $14.6 million is expected to be reimbursed from DHC, and changes in working capital, including $12.9 million related to funds received by DHC to fund working capital obligations. The decrease in cash flows provided by investing activities for the nine months ended September 30, 2020, compared to the same period in 2019 is primarily due to a decrease in proceeds earned from the sale of property and equipment to DHC of $88.1 million, partially offset by a decrease in the acquisition of property and equipment of $33.3 million during the nine months ended September 30, 2020, compared to the same period in 2019. The increase in net cash provided by financing activities for the nine months ended September 30, 2020, compared to the same period in 2019 is primarily due to the net repayment of our outstanding borrowings on the revolving credit facility during the nine months ended September 30, 2019.

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

We are closely monitoring the effect of the COVID-19 pandemic on our liquidity. We currently expect to use cash on hand or our revolving credit facility to fund our future operations and capital expenditures, to the extent not funded or reimbursed by DHC pursuant to the New Management Agreements, and fixed debt obligations, as well as investments in diversifying our service offerings to diversify our revenue streams. DHC funds the operating and capital expenses for the senior living communities we manage for DHC. We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities, but we cannot be certain that we will be able to successfully carry out this intention, particularly because of the uncertainty surrounding the duration and severity of the current economic impact resulting

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

from the COVID-19 pandemic. A long, protracted and extensive economic recession may cause a decline in financing availability and increased costs for financings. Further, such conditions could also disrupt capital markets and limit our access to financing from public sources.

Insurance

Increases over time in the cost of insurance, especially professional and general liability insurance, workers’ compensation and employee health insurance, have had an adverse impact upon our results of operations. Although we self-insure a large portion of these costs, and also require residents in our senior living communities to buy insurance directly or reimburse us for insurance that we purchase, our costs have increased as a result of the higher costs that we incur to settle claims and to purchase insurance for claims in excess of the self-insured amounts, some of which related to the senior living communities we manage on behalf of DHC and are reimbursed to us by DHC pursuant to the New Management Agreements. Further, our health insurance and workers compensation costs have increased as a result of the COVID-19 pandemic. These increased costs may continue in the future. We previously participated with other companies to which RMR LLC provides management services in a combined property insurance program through AIC. The policies under that program expired on June 30, 2019, and we and the other AIC shareholders elected not to renew the AIC property insurance program; we instead have purchased property insurance coverage under DHC's policy with unrelated third party insurance providers. For more information about our purchased property insurance coverage under DHC's policy, see Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For more information about our existing insurance see “Business—Insurance” in Part I, Item I of our Annual Report.

Off-Balance Sheet Arrangements

At September 30, 2020, we had seven irrevocable standby letters of credit outstanding, totaling $29.3 million. One of these letters of credit in the amount of $26.9 million, which secures our workers' compensation insurance program, is collateralized by approximately $21.6 million of cash equivalents and $7.1 million of debt and equity investments. This letter of credit expires in June 2021 and is automatically extended for one-year terms unless notice of nonrenewal is provided prior to the end of the applicable term. At September 30, 2020, the cash equivalents collateralizing this letter of credit, including accumulated interest, were classified as short-term restricted cash and cash equivalents in our condensed consolidated balance sheets, and the debt and equity investments collateralizing this letter of credit are classified as short-term investments in our condensed consolidated balance sheets. The remaining six irrevocable standby letters of credit outstanding at September 30, 2020, totaling $2.4 million, secure certain of our other obligations. As of November 2, 2020, these letters of credit are scheduled to mature between June 2021 and September 2021 and are required by the beneficiaries to be renewed annually.

Debt Financings and Covenants

We have a $65.0 million secured revolving credit facility that is available for general business purposes. Our credit facility matures in June 2021, and, subject to our payment of an extension fee and other conditions, we have the option to extend the stated maturity date of our credit facility for a one-year period. We are required to pay interest on borrowings under our credit facility at a rate of LIBOR plus a premium of 250 basis points per annum; or at a base rate, as defined in the credit agreement governing our credit facility, plus 150 basis points per annum. The annual interest rates as of September 30, 2020, were 2.65% and 4.75%, respectively. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused portion of the available capacity under our credit facility. No principal repayment is due until maturity.

Our credit facility is secured by 11 senior living communities with a combined 1,245 living units owned by certain of our subsidiaries that guarantee our obligations under our credit facility. Our credit facility is also secured by these subsidiaries’ accounts receivable and related collateral. The amount of available borrowings under our credit facility is subject to our having qualified collateral, which is primarily based on the value of the communities securing our obligations under our credit facility. Our credit facility provides for acceleration of payment of all amounts outstanding under our credit facility upon the occurrence and continuation of certain events of default, including a change of control of us, as defined in our credit agreement. Our credit agreement contains financial and other covenants, including those that restrict our ability to pay dividends or make other distributions to our shareholders in certain circumstances.

At September 30, 2020, we had seven irrevocable standby letters of credit outstanding, totaling $29.3 million, as more fully described above under the heading “—Off-Balance Sheet Arrangements.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We also have a mortgage note of $7.3 million as of September 30, 2020, that we assumed in connection with a previous acquisition of a senior living community. Payments of principal and interest are due monthly under this mortgage debt until maturity in September 2032. The annual interest rate on this mortgage debt was 6.20% as of September 30, 2020.

As of September 30, 2020, we had no borrowings outstanding under our credit facility and $2.4 million in letters of credit issued under our credit facility, and $42.7 million of availability for further borrowing under our credit facility, and we had $7.3 million in an outstanding mortgage note. As of September 30, 2020, we believe we were in compliance with all applicable covenants under our debt agreements.

For more information regarding our debt financings and covenants, see Note 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Related Person Transactions

We have relationships and historical and continuing transactions with DHC, RMR LLC, ABP Trust and others related to them. For example: DHC is our former parent company, our former largest landlord, the owner of the senior living communities that we manage and our largest shareholder, owning as of September 30, 2020, 33.9% of our outstanding common shares, and with which we restructured our business arrangements as of January 1, 2020 pursuant to the Transaction Agreement; Adam Portnoy, the Chair of our Board of Directors and one of our Managing Directors, is the sole trustee, an officer and the controlling shareholder of ABP Trust and he is also a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR LLC and the chair of the board of trustees and a managing trustee of DHC; Jennifer Clark, our other Managing Director and Secretary, is a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer of ABP Trust, an officer and employee of RMR LLC and a managing trustee and secretary of DHC; various services we require to operate our business are provided to us by RMR LLC pursuant to our business management agreement with RMR LLC and RMR LLC also provides management services to DHC and DHC’s officers are officers and employees of RMR LLC; RMR LLC employs our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer; Adam Portnoy, directly and indirectly through ABP Trust and its subsidiaries, is a significant stockholder of us, beneficially owning approximately 6.2% of our outstanding common shares as of September 30, 2020; a subsidiary of ABP Trust is also the landlord of our headquarters; and Adam Portnoy, through ABP Trust, is also the controlling shareholder of RMR Inc., which is the managing member of RMR LLC. We have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and some of which have directors, trustees or officers who are also directors, trustees or officers of us, DHC, RMR LLC or RMR Inc. and some of our Directors and officers serve as trustees, directors or officers of these companies.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:

•	The continued impact of the COVID-19 pandemic on our and DHC's business, results, operations and liquidity, and the impact of the COVID-19 pandemic on the senior living industry in general,

•	The duration, severity and geographic reach of the COVID-19 pandemic and the development and availability of successful COVID-19 vaccines and therapeutic treatments,

•	Our ability to operate our senior living communities profitably,

•	Our ability to grow revenues at the senior living communities we manage and to increase the fees we earn from managing senior living communities,

•	Our expectation to focus our expansion activities on internal growth from our existing senior living communities and the ancillary services that we may provide,

•
Our ability to increase the number of senior living communities we operate and residents we serve, and to grow our other sources of revenues, including rehabilitation and wellness services and other services we may provide,

•	Whether the aging U.S. population and increasing life spans of older adults will increase the demand for senior living communities and health and wellness services,

•	Our ability to comply and to remain in compliance with applicable Medicare, Medicaid and other federal and state regulatory, rulemaking and rate setting requirements,

•	Our ability to access or raise debt or equity capital, and

•	Other matters.

Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, cash flows, liquidity and prospects include, but are not limited to:

•	The impact of conditions in the economy and the capital markets on us and our residents, clients and other customers,

•	Competition within the senior living and other health and wellness related services businesses,

•	Older adults delaying or forgoing moving into senior living communities or purchasing health and wellness services from us,

•	Increases in our labor costs or in costs we pay for goods and services,

•	Increases in tort and insurance liability costs,

•	Our operating and debt leverage,

•	Actual and potential conflicts of interest with our related parties, including our Managing Directors, DHC, RMR LLC, ABP Trust and others affiliated with them,

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

•
Our ability to operate senior living communities or rehabilitation clinics profitably and increase the revenues generated by us depends upon many factors, including our ability to integrate new communities into our existing operations, as well as some factors that are beyond our control, such as the demand for our services arising from economic conditions generally and competition from other providers of services to older adults. We may not be able to successfully integrate, operate, compete and profitably manage our senior living communities,

•
We expect to enter management arrangements with DHC for additional senior living communities that DHC owns or may acquire in the future. However, we cannot be sure that we will enter any additional management arrangements with DHC,

•
Our belief that the aging of the U.S. population and increasing life spans of older adults will increase demand for senior living communities and health and wellness services may not be realized or may not result in increased demand for our services,

•
Our investments in our workforce and continued focus on reducing our employee turnover level by enhancing our competitiveness in the marketplace with respect to cash compensation and other benefits may not be successful and may not result in the benefits we expect to achieve through such investments,

•	Our marketing initiatives may not succeed in increasing our revenues, and they may cost more than any increased revenues they may generate,

•	Our strategic investments to enhance efficiencies in, and benefits from, our purchasing of services may not be successful or generate the returns we expect,

•
Circumstances that adversely affect the ability of older adults or their families to pay for our services, such as economic downturns, weakening housing market conditions, higher levels of unemployment among our customers or their family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics generally could affect the revenues and profitability of our business,

•	Customers who pay for our services with their private resources may become unable to afford our services, resulting in decreased revenues at our senior living communities and rehabilitation clinics,

•
The various federal and state government agencies that pay us for the services we provide to some of our customers are still experiencing budgetary constraints and may lower the Medicare, Medicaid and other rates they pay us. On August 3, 2020, CMS issued a proposed rule that, if effective, would among other things, result in policy changes for Medicare payments that could reduce our revenues related to outpatient therapy on or after January 1, 2021,

•	Our preparation efforts in anticipation of continued COVID-19 pandemic challenges may not be sufficient,

•	We believe that our insurance costs may continue rise as a result of claims or litigation associated with the COVID-19 pandemic,

•	We may be unable to repay or refinance our debt obligations when they become due,

•
At September 30, 2020, we had $95.8 million of unrestricted cash and cash equivalents. As of September 30, 2020, we had no borrowings under our credit facility, letters of credit issued in an aggregate amount of $2.4 million and $42.7 million available for borrowing under our credit facility. In addition, we believe that we have adequate financial resources to fund our business for at least the next 12 months. However, we have incurred in prior periods and may continue to incur in future periods operating losses and we have a large accumulated deficit. Moreover, certain aspects of our operations and future growth we may pursue in our business may require significant amounts of working cash and require us to make significant capital expenditures. Further, the impact of the COVID-19 pandemic and resulting economic conditions has adversely impacted us and will likely continue to do so. As a result, we may not have sufficient cash liquidity,

•	Actual costs under our credit facility will be higher than LIBOR plus a premium because of other fees and expenses associated with our credit facility,

•
The amount of available borrowings under our credit facility is subject to our having qualified collateral, which is primarily based on the value of the assets securing our obligations under our credit facility. Accordingly, the availability of borrowings under our credit facility at any time may be less than $65.0 million. Also, the availability of borrowings under our credit facility is subject to our satisfying certain financial covenants and other conditions that we may be unable to satisfy. As of September 30, 2020, we had no borrowings under our credit facility, letters of credit issued in an aggregate amount of $2.4 million and $42.7 million available for borrowing under our credit facility,

•
We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not be able to successfully carry out this intention. Further, market disruptions, such as may be caused and continued by the COVID-19 pandemic and the current economic conditions, may significantly limit our availability to capital,

•
Our actions and approach to managing our insurance costs, including our operating an offshore captive insurance company and self-insuring with respect to certain liability matters, may not be successful and could result in our incurring significant costs and liabilities that we will be responsible for funding,

•
Contingencies in any applicable acquisition or sale agreements we or DHC have entered into, or may enter into, may not be satisfied and our and DHC’s applicable acquisitions or sales, and any related management arrangements we may expect to enter into, may not occur, may be delayed or the terms of such transactions or arrangements may change,

•	We may be unable to meet collateral requirements related to our workers’ compensation insurance program for future policy years, which may result in increased costs for such insurance program,

•	We may not be able to sell communities that we own, and DHC may not be able to sell communities we manage, that we or DHC may seek to sell, on acceptable terms,

•
We believe that our relationships with our related parties, including DHC, RMR LLC, ABP Trust and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize,

•
Our senior living communities and rehabilitation clinics are subject to extensive government regulation, licensure and oversight. We sometimes have regulatory issues in the operation of our senior living communities and rehabilitation clinics and, as a result, some of our communities and clinics may periodically be prohibited from admitting new residents or clients, or our license to continue operations at a community or clinic may be suspended or revoked. Also, operating deficiencies or a license revocation at one or more of our senior living communities or rehabilitation clinics may have an adverse impact on our ability to operate, obtain licenses for, or attract residents or clients to, our other communities and clinics, and

•
We expect that the COVID-19 pandemic will continue to adversely affect our business, operating results and financial condition, due to continual deterioration of occupancy of our senior living communities, staffing pressures and potential medical and food supply shortages that may have an adverse effect on our operating costs of our senior living facilities.

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

The COVID-19 pandemic has had, and may continue to have, a materially adverse effect on our business, operations, financial results and liquidity and its duration is unknown.

COVID-19 has been declared a pandemic by the World Health Organization, and the Secretary of HHS has declared a public health emergency in the United States in response to the outbreak. COVID-19 has had a devastating impact on the global economy, including the U.S. economy, and has resulted in a global economic recession.

These conditions have had, and will likely continue to have, a material and adverse impact our business, results of operations and liquidity, including reducing occupancy at our senior living communities, putting pressures on revenue due to restrictions on admitting new residents, increasing the cost of operations or necessitating the closure of our facilities. Occupancy at our senior living communities has experienced continual declines during the COVID-19 pandemic so far and we expect continuing declines over a sustained period of time will likely have a significant impact on our financial results. Although we have not experienced a significant change in the rates we charge residents to date as a result of the COVID-19 pandemic, that could change in the future if the pandemic continues or economic conditions worsen. We earn management fees based on a percentage of revenues generated at the senior living communities that we manage; therefore, declines in occupancy, without sufficient offsets from increased rates or other revenues, and vice versa, have already and likely will continue to reduce the management fees we earn. In addition, the COVID-19 pandemic may further adversely impact our business by causing temporary holds on the admission of new residents at certain of our communities, by disrupting or delaying production and delivery of materials we need to operate our senior living communities or by causing staffing shortages in those communities. Additionally, the COVID-19 pandemic could continue to significantly increase certain aspects of the operating costs for our senior living communities, including by increasing our staffing needs or overtime pay and our costs to obtain PPE, to incorporate enhanced infection control measures and to implement quarantines for residents. For the communities we manage on behalf of DHC, the operating costs are borne by DHC. However, those costs may reduce the earnings of those senior living communities and thereby reduce our ability to earn incentive fees. Moreover, for senior living communities we own and lease, we incur these costs, which reduces our earnings from those communities. Finally, we believe that our insurance costs may continue to rise as a result of claims or litigation associated with the COVID-19 pandemic.

Our ability to operate our senior living communities will continue to be negatively impacted if we are unable to maintain or improve occupancy levels or to secure the necessary staffing and supplies, if our team members become ill, if we continue to experience shortages of supplies due to supply chain or production challenges, or for other reasons. Additionally, downturns or stagnation in the U.S. housing market as a result of the economic downturn related to the COVID-19 pandemic and its aftermath could adversely affect the ability, or perceived ability, of seniors to afford the resident fees at our senior living communities, as prospective residents may have planned to use the proceeds from the sale of their homes to cover the cost of such fees.

In addition, the COVID-19 pandemic has significantly adversely impacted our Ageility business, resulting in our closing certain of our outpatient clinics for a temporary period. Additionally, we have significantly reduced the number of new clinics we planned to open during 2020. As a result, revenues from our Ageility business were negatively impacted and it is possible that further impacts will occur as a result of the COVID-19 pandemic and the resulting economic conditions.

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
Dated: November 5, 2020

/s/ Jeffrey C. Leer
Jeffrey C. Leer
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Dated: November 5, 2020

/s/ Ellen E. Snow
Ellen E. Snow
Chief Accounting Officer
(Principal Accounting Officer)
Dated: November 5, 2020