Form 10-K
period 2020-12-31
FIVE STAR SENIOR LIVING INC.
filed 2021-02-25
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting shares of common stock, $.01 par value, or common shares, of the registrant held by non-affiliates was $73.0 million based on the $3.90 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2020. For purposes of this calculation, an aggregate of 203,390 common shares held directly by, or by affiliates of, the directors and officers of the registrant, plus 10,691,658 common shares held by Diversified Healthcare Trust and 1,972,783 common shares held by ABP Acquisition LLC, have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 20, 2021: 31,678,649.

References in this Annual Report on Form 10‑K to the Company, Five Star, we, us or our mean Five Star Senior Living Inc. and its consolidated subsidiaries, unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2020.

Warning Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Annual Report on Form 10-K relate to various aspects of our business, including:

•The duration, severity and geographic reach of the novel coronavirus SARS-CoV-2, or COVID-19, pandemic, or the Pandemic, and its impact on our and Diversified Healthcare Trust's, or DHC's, business, results, operations and liquidity, and the impact of the Pandemic on the senior living industry in general,

•The development, availability, effectiveness and impact of COVID-19 vaccines and therapeutic treatments on public health and safety, economic conditions, the senior living industry and our business,

•Our expectations regarding pent-up demand, impacts of information technology and our competitive advantages in the senior living industry,

•Our ability to attract and retain qualified and skilled employees, particularly at our senior living communities,

•Our ability to operate our senior living communities profitably,

•Our ability to grow revenues at the senior living communities we manage and to increase the fees we earn from managing senior living communities,

•Our expectation to focus our expansion activities on internal growth from our existing senior living communities and clinics we operate and other ancillary services we may provide,

•Our ability to increase the number of senior living communities we operate and residents we serve, and to grow our other sources of revenues, including rehabilitation and wellness services and other services we may provide,

•Whether the aging U.S. population and increasing life spans of older adults will increase the demand for senior living communities and health and wellness centers,

•Our ability to comply and to remain in compliance with applicable Medicare, Medicaid and other federal and state regulatory, rulemaking and rate setting requirements,

•Our belief regarding the adequacy of our existing cash flows from operations, unrestricted cash on hand and amounts available under our credit facility to support our business,

•Our expectations regarding the impact of seasonal differences on our revenues and operating cash flows,

•Our expectations that we will be able to pass through to our residents and clients costs we may incur from the impact of climate change,

•Our ability to sell communities we may offer for sale, and

•Our ability to access or raise debt or equity capital.

Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. A summary of the risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, cash flows, liquidity and prospects identified in Part I, Item IA. "Risk Factors" in this Annual Report on Form 10-K include, but are not limited to:

•The impact of conditions in the economy and the capital markets on us and our residents, clients and other customers,
i

•Competition within the senior living and other health and wellness related services businesses,

•Older adults delaying or forgoing moving into senior living communities or purchasing health and wellness services from us,

•Increases in our labor costs or in costs we pay for goods and services,

•Increases in tort and insurance liability costs,

•Our operating and debt leverage,

•Actual and potential conflicts of interest with our related parties, including our Managing Directors, DHC, The RMR Group LLC, or RMR LLC, ABP Trust and others affiliated with them,

•Changes in Medicare or Medicaid policies and regulations or the possible future repeal, replacement or modification of these or other existing or proposed legislation or regulations, which could result in reduced Medicare or Medicaid rates, a failure of such rates to cover our costs or limit the scope or funding of either or both programs, or reductions in private insurance utilization and coverage,

•Delays or nonpayment of government payments to us,
•Compliance with, and changes to, federal, state and local laws and regulations that could affect our services or impose requirements, costs and administrative burdens that may reduce our ability to profitably operate our business,

•Our exposure to litigation and regulatory and government proceedings due to the nature of our business, including adverse determinations resulting from government reviews, audits and investigations and unanticipated costs to comply with legislative or regulatory developments,

•Ongoing healthcare reform efforts, including continued efforts by third-party payers to reduce costs, and

•Acts of terrorism, outbreaks of so-called pandemics or other human-made or natural disasters beyond our control.

For example:

•Challenging conditions in the senior living industry continue to exist and our business and operations remain subject to substantial risks, many of which are beyond our control. As a result, our operations may not be profitable in the future and we may realize losses,

•We may not successfully execute our strategic growth initiatives,

•Our ability to operate senior living communities or rehabilitation and wellness services clinics profitably and increase the revenues generated by us depends upon many factors, including our ability to integrate new communities into our existing operations, as well as some factors that are beyond our control, such as the demand for our services arising from economic conditions generally and competition from other providers of services to older adults. We may not be able to successfully integrate, operate, compete and profitably manage our senior living communities,

•We expect to enter into additional management arrangements with DHC for additional senior living communities that DHC owns or may acquire in the future. However, we cannot be sure that we will enter any additional management arrangements with DHC,

•Our belief that the aging of the U.S. population and increasing life spans of older adults will increase demand for senior living communities and services may not be realized or may not result in increased demand for our services,

•Our investments in our workforce and continued focus on reducing team member turnover by enhancing our competitiveness in the marketplace with respect to cash compensation and other benefits, as well as our innovative efforts to attract talent, may not be successful and may not result in the benefits we expect to achieve through such investments,

•Our marketing initiatives may not succeed in increasing our occupancy and revenues, and they may cost more than any increased revenues they may generate,

•Our strategic investments to enhance efficiencies in, and benefits from, our purchasing of services may not be successful or generate the returns we expect,

•Circumstances that adversely affect the ability of older adults or their families to pay for our services, such as economic downturns, weakening housing market conditions, higher levels of unemployment among our customers or their family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics generally could affect the revenues and profitability of our business,

•Customers who pay for our services with their private resources may become unable to afford our services, resulting in decreased revenues at our senior living communities and rehabilitation and wellness services clinics and other ancillary services we provide,

•The various federal and state government agencies that pay us for the services we provide to some of our customers are still experiencing budgetary constraints and may lower the Medicare, Medicaid and other rates they pay us. On December 2, 2020, CMS issued a final rule that, among other things, reduces Medicare payments that will reduce revenues related to outpatient therapy on or after January 1, 2021 by 9.5%. On December 27, 2020, the reduction was cut to 3.5% as a result of the Consolidated Appropriations Act.

•Our efforts to mitigate the continued effects of the Pandemic may not be sufficient,

•We believe that our insurance costs may continue to rise as a result of claims or litigation associated with the Pandemic, coupled with general market conditions prior to the Pandemic,

•We may be unable to repay or refinance our debt obligations when they become due,

•At December 31, 2020, we had $84.4 million of unrestricted cash and cash equivalents. As of December 31, 2020, we had no borrowings under our secured revolving credit facility, or our credit facility, letters of credit issued under the credit facility in an aggregate amount of $2.4 million and $42.1 million available for borrowing under our credit facility. In addition, we believe that we have adequate financial resources to fund our business for at least the next 12 months. However, we have incurred in prior periods and may continue to incur in future periods operating losses and we have a large accumulated deficit. Moreover, certain aspects of our operations and future growth opportunities that we may pursue in our business may require significant amounts of working cash and require us to make significant capital expenditures. Further, the impact of the Pandemic and resulting economic conditions has adversely impacted us and will likely continue to do so. As a result, we may not have sufficient cash liquidity,

•Actual costs under our credit facility will be higher than LIBOR plus a premium because of other fees and expenses associated with our credit facility,

•The amount of available borrowings under our credit facility is subject to our having qualified collateral, which is primarily based on the value of the assets securing our obligations under our credit facility. Accordingly, the available borrowings under our credit facility at any time may be less than $65.0 million. Also, the available borrowings under our credit facility is subject to our satisfying certain financial covenants and other conditions that we may be unable to satisfy.

•We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not be able to successfully carry out this intention. Further, market disruptions, such as may be caused and continued by the Pandemic and the current economic conditions, may significantly limit our access to capital,

•Our actions and approach to managing our insurance costs, including our operating an offshore captive insurance company and self-insuring with respect to certain liability matters, may not be successful and could result in our incurring significant costs and liabilities that we will be responsible for funding,

•Contingencies in any applicable acquisition or sale agreements we or DHC have entered into, or may enter into, may not be satisfied and our and DHC’s applicable acquisitions or sales, and any related management arrangements we may expect to enter into or exit, may not occur, may be delayed or the terms of such transactions or arrangements may change,

•We may be unable to meet collateral requirements related to our workers’ compensation insurance program for future policy years, which may result in increased costs for such insurance program,

•We may not be able to sell senior living communities that we own, and DHC may not be able to sell senior living communities we manage, that we or DHC may seek to sell, on acceptable terms, or we may incur losses in connection with any such sales,

•We believe that our relationships with our related parties, including DHC, RMR LLC, ABP Trust and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize,

•Our senior living communities and rehabilitation and wellness services clinics are subject to extensive government regulation, licensure and oversight. We sometimes have regulatory issues in the operation of our senior living communities and rehabilitation clinics and, as a result, some of our communities may periodically be prohibited from admitting new residents, or our license to continue operations at a community or clinic may be suspended or revoked. Also, operating deficiencies or a license revocation at one or more of our senior living communities or rehabilitation and wellness services clinics may have an adverse impact on our ability to operate, obtain licenses for, or attract residents or clients to, our other communities and clinics, and

•We expect that the Pandemic will continue to adversely affect our business, operating results and financial condition, due to continual deterioration of occupancy at our senior living communities, staffing pressures and potential medical and food supply shortages as well as increased COVID-19 testing costs that may have an adverse affect on the operating costs of our senior living communities.

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

FIVE STAR SENIOR LIVING INC.
2020 ANNUAL REPORT ON FORM 10‑K

This Annual Report on Form 10-K includes our trademarks, such as “Five Star Senior Living”, “Bridge to Rediscovery”, Lifestyle360 and “Ageility Physical Therapy Solutions," which are our property and are protected under applicable intellectual property laws. Solely for convenience, these trademarks referred to in this Annual Report on Form 10-K may appear without the TM symbol, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks.

PART I
Item 1. Business
The Company
We operate 252 senior living communities, including one active adult community, located in 31 states and provide services to approximately 21,000 residents. We also operate 244 rehabilitation and wellness services clinics located in 28 states and provide services to approximately 16,500 clients. We conduct our operations in two reportable segments: (i) senior living and (ii) rehabilitation and wellness services.

With our mission, “To honor and enrich the journey of life, one experience at a time,” our leadership team is committed to prioritizing the needs of our residents, clients and team members. We employ approximately 19,500 team members experienced in supporting older adults and we are focused on establishing ourselves as a premier provider of services to older adults.

As of December 31, 2020, our senior living segment was comprised of older adults residing in (i) 243 primarily independent and assisted living communities and (ii) 9 skilled nursing facilities, or SNFs. Our independent and assisted living communities, which includes our Bridge to Rediscovery memory care units, consist of 28,316 living units. These units include 37 continuing care retirement communities, or CCRCs, with 8,574 living units. Our 9 SNFs consist of 955 living units. As of December 31, 2020, we managed 228 senior living communities (26,969 living units), including one active adult community (167 living units), owned and operated 20 senior living communities (2,098 living units), and leased and operated 4 senior living communities (204 living units).

With the goal of offering a comprehensive suite of services, we provide our residents and others with rehabilitation and wellness services at our senior living communities as well as at outpatient clinics located separately from our senior living communities through Ageility Physical Therapy Solutions, or Ageility, a division of our rehabilitation and wellness services segment. As of December 31, 2020, we operated 37 inpatient clinics providing rehabilitation and wellness services in 32 of our CCRCs and 5 of our SNFs. As of December 31, 2020, we operated 207 outpatient clinics, of which 149 were clinics within our senior living communities and 58 were clinics within senior living communities operated by other providers. We provided Ageility services to approximately 16,500 clients in 2020. As of December 31, 2020, we have continued to expand our Ageility service line by starting to introduce innovative fitness and personal training offerings to complement outpatient therapy in 185 senior living and active adult communities.

According to "The Longevity Economy Outlook", from AARP and The Economist, as of December 31, 2019, the over-50 age population in the United States was comprised of 117.4 million people, or 35% of the population. The fastest growing age population in the United States is the over 85, and the second fastest is the over 100. We believe our business has the platform and service offerings to position us to support a higher quality of life for these adults as they age.

We are focused on (i) creating experiences for older adults that meet and often exceed their expectations and (ii) offering residences and services that meet the needs and demands of older adults. To that end, we collaborate and actively engage with innovative organizations. We also sponsor and pilot programs to continually evolve our service capabilities to meet the needs of our residents, clients and team members and we adapt our offerings to meet the evolving consumer demands of a growing population of older adults. In 2020, we served approximately 24,000 older adults on a daily basis by providing a variety of living experiences and services including altered services offered to adhere to rigorous infectious disease protocols as a result of the Pandemic in addition to rehabilitation and wellness services through Ageility. For residents in our assisted living and SNF communities, we offer assistance with their daily living activities, including bathing and dressing, eating, toileting and mobility assistance. In certain senior living communities, we also provide licensed skilled nursing services. In addition, we offer additional services including, but not limited to, on-site entertainment, cultural and educational activities, social opportunities and camaraderie, virtual communication, wellness programs and activities to support a healthy lifestyle, personal grooming services, telehealth visits and home health and dining services. Our focus on offering a broad array of services helps promote a greater sense of community and enable older adults to age-in-place independently. In addition, through our rehabilitation and wellness services clinics, we offer a wide range of therapeutic services, including physical, speech and occupational therapy within many of our senior living communities as well as at outpatient clinics.

Restructuring Transactions with DHC
On April 1, 2019, we entered into a transaction agreement, or the Transaction Agreement, with DHC to restructure our business arrangements with DHC, or the Restructuring Transactions, pursuant to which, effective as of January 1, 2020, or the Conversion Time:

•our five then existing master leases with DHC for 166 of DHC's senior living communities (18,636 living units) that we then leased, as well as our then existing management and pooling agreements with DHC for 78 senior living communities (10,337 living units), were terminated and replaced, or the Conversion, with new management agreements for all of these senior living communities and a related omnibus agreement, or collectively, the New Management Agreements;

•we issued 10,268,158 of our common shares to DHC and an aggregate of 16,118,849 of our common shares to DHC’s shareholders of record as of December 13, 2019, or, together, the Share Issuances; and

•as consideration for the Share Issuances, DHC provided to us $75.0 million of additional consideration by assuming certain of our working capital liabilities and through cash payments (with DHC's provision of such consideration to us, collectively with the Conversion and the Share Issuances, being included in the definition of Restructuring Transactions in this Annual Report on Form 10-K).

For more information regarding the Restructuring Transactions, see "Properties" included in Part I, Item 2, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7, of this Annual Report on Form 10-K and Notes 1 and 10 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Our History

We are a corporation formed under the laws of the State of Maryland in 2001. Effective March 3, 2017, we changed our name from Five Star Quality Care, Inc. to Five Star Senior Living Inc. We have grown primarily by leasing or managing senior living communities owned by DHC. We also offer rehabilitation and wellness services both at our senior living communities as well as in senior living communities of other senior living companies. Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 796-8387.

Our Communities and Our Services

Our present business plan contemplates the operation of owned, leased and managed primarily independent and assisted senior living communities as well as CCRC's. Our senior living communities can be classified into different primary service categories; while some provide a single service, a majority provide multiple service levels in a single building or in a campus setting.

Independent Living Communities. Independent living communities provide residents with high levels of privacy in various types of apartments and require residents to be relatively independent. An independent living apartment usually bundles several non-healthcare services as part of a regular monthly charge. For example, the base charge may include one or two meals per day in a central dining room, weekly housekeeping service or access to a variety of activities. Additional non-healthcare services are generally available from staff employees on a fee for service basis. Independent living communities can provide both assisted living and skilled nursing services in separate parts of the community or campus. As of December 31, 2020, our operations included 10,982 independent living units in 95 senior living communities. Included in this total is an active adult community, which we classify as an independent living community, that has 167 living units.

Assisted Living Communities. Assisted living communities are typically comprised of one-bedroom units, which include private bathrooms and efficiency kitchens. Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24-hour availability of assistance with the activities of daily living such as bathing, dressing and eating. Professional nursing and healthcare services are usually available at the community, as requested, or at regularly scheduled times. In addition, residents have access to a variety of entertainment and wellness activities. We also provide Alzheimer’s or memory care services at certain of our assisted living communities through our award-winning Bridge to Rediscovery program. As of December 31, 2020, our operations included 15,332 assisted living suites in 219 senior living communities, of which 3,220 in 111 senior living communities are dedicated to memory care services.

Skilled Nursing Facilities. SNFs generally provide extensive nursing and healthcare services that are similar to services available in hospitals, without the high costs associated with operating theaters, emergency rooms or intensive care units. A typical purpose-built SNF includes one or two beds per room with a separate bathroom in each room and shared dining facilities. SNFs are staffed by licensed nursing professionals 24 hours per day. As of December 31, 2020, our operations included 2,957 SNF units in 45 senior living communities.

In addition to our senior living communities, we provide a comprehensive suite of rehabilitation and wellness services at our senior living communities, as well as outpatient clinics located separately from our senior living communities through our rehabilitation and wellness services segment.

Rehabilitation and Wellness Services. Through Ageility, we offer rehabilitation and wellness services, primarily in a clinical setting. Staffed with licensed therapists or other trained personnel, our clinics provide rehabilitation services, including physical therapy, speech therapy and occupational therapy. In addition, we offer other rehabilitation and wellness services with a hospitality approach, including strength training, orthopedic rehabilitation, fall prevention, cognitive or memory enhancement, aquatic therapy, continence management programs, pain management programs, neurological rehabilitation, post-surgical or post-hospitalization services and general personal fitness and wellness programs. As of December 31, 2020, our operations included 37 inpatient clinics and 207 outpatient clinics providing rehabilitation and wellness services.

Current Industry Trends

While construction of new senior living communities has slowed during 2020, the industry has experienced several years of significant construction of new communities and other buildings to service older adults. We believe this has resulted in an oversupply and put downward pressures on occupancy and the rates that operators can charge for their services to their residents. In addition, pressures on governmental budgets have resulted in reductions or limitations on government funding growth for senior living and healthcare services, despite the increasing regulatory requirements imposed on the industry. These revenue pressures have been buffeted by increased costs for labor, insurance and regulatory compliance. At the same time, older adults are delaying the age at which they move to senior living communities, or forgoing such a move entirely.

In the last ten years, the industry evolved to serve the growing number of older adults, and we expect the demand for senior living services to increase in future years. We have searched for innovative ways to overcome the industry's challenges, including workforce shortages and low employee retention, occupancy pressures, challenges related to new technology and higher service level expectations.

The Pandemic has added to these challenges, altering the public perception of senior living negatively while increasing regulatory focus on the industry. The vulnerability of the demographic we serve has caused the health care aspect of the senior living industry to be pushed to the forefront, rather than its growing focus on hospitality and lifestyle. Our roots in clinical excellence have served us well through this time, and allowed us to focus on the safety and well-being of our residents, continuously maintain compliance with changing regulations and support our front-line team members. We remain confident that the pent-up demand in the marketplace will serve those operators who have been able to maintain operational stability and focus on the customer through this challenging time and are able to evolve to meet the needs of the post-pandemic customer who will have higher expectations around safety measures, technological offerings, clinical capabilities and transparent communication.

Even before the Pandemic, demographic trends regarding aging adults had captured the attention of a number of entrepreneurs, start-ups and other companies in the technology arena, resulting in a steady stream of innovations entering the senior living space. Many of these innovations enable older adults to age in their own existing homes longer. Technology is causing the industry to look at new ways of delivering care to older adults. Regardless of the influx of technology solutions that change how senior living companies deliver adult care, we believe that the senior living industry remains a person-to-person, relationship-centered business. Technology can augment, but we believe, will never replace the human touch, friendship and compassion of individuals of all ages who feel called to care for and honor the generations who came before them. We are committed to continue thoughtful and impactful investment in technology to enhance the resident experience.

To address workforce and retention challenges, senior living companies like us have looked to data-driven recruitment processes that use benchmarking and analytics to find quality candidates who stay in their roles longer. Personnel retention plans also include increasing wages, especially in geographic areas where competition for healthcare and senior living professionals is intense. Other inventive efforts to attract talent to the senior living industry include connecting to the future workforce through school partnerships and recruitment presentations.

To address occupancy challenges, we are investing in business intelligence, website enhancements, targeted content, search engine optimization strategy and targeted marketing campaigns tailored to each micro-market, to attract families and individuals searching for the services they need for their aging loved ones or themselves. In addition, we are focused on higher quality prospect engagement, beginning with high touch digital interactions and supported by extensive sales training that focuses on research-based sales tactics to more effectively “close” the prospects generated by our digital marketing efforts.

Recent trends suggest older adults are focused on evaluating senior living communities that offer service platforms that enable individuals to live a more independent lifestyle. With a broader scope of senior living communities operating in the United States, combined with technology enablement, consumers have more options in choosing where to live as they age. This wider range of options for consumers is causing further pressure on the industry to implement innovative methods and services that provide for an exceptional customer experience and our continued focus on customer needs and ongoing investment in marketing intelligence is a direct result of our commitment to that experience.

Competition

The active adult and senior living services markets continue to be highly competitive despite the challenges experienced in the industry this year due to the Pandemic. We compete with numerous local, regional and national senior living community operators. Increasingly, we are also competing with other companies that provide senior living services, such as home healthcare companies and other real estate based service providers. Some of our competitors are larger and have greater financial resources than we do and some of our competitors are not-for-profit entities that have endowment income and may not face the same financial pressures that we do. In recent years, a significant number of new senior living communities have been developed, and we expect this increased development activity to continue in the future as new operators attempt to seize market share in a highly fragmented market. This activity has increased competitive pressures on us, particularly in the geographic markets where we have high senior living community concentrations. While smaller senior living operators may have struggled to deal with the impact of the Pandemic and higher operating costs, other competitors may have lower operating expenses or other cost advantages compared to us. Therefore, they may be able to provide services at a lower price than we can offer to our residents and clients.
We continue to address competition (i) by focusing on operations to ensure an exceptional resident experience, high customer satisfaction and team member retention through, among other things, training and development, (ii) by differentiating ourselves with the innovative programs and services we offer, (iii) with enhanced marketing efforts and (iv) by evaluating the current position of our senior living communities relative to their competition. In addition, we may enter into additional arrangements with DHC for us to operate new or additional senior living communities, including active adult communities that DHC owns, and our relationships with DHC and RMR LLC may provide us with competitive advantages; however, DHC is not obligated to provide us with opportunities to operate additional properties it owns. We cannot be sure that we will be able to compete successfully or operate profitably. For more information on the competitive pressures we face and associated risks, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Our Growth Strategy
We are one of the largest senior living management companies in the United States, based on unit count. We have been in operation for over 19 years, currently servicing approximately 21,000 older adults in our senior living communities as well as approximately 16,500 clients in our Ageility clinics. As our prospective customers' demographics and psychographics change, we are focused on establishing ourselves as a premier provider of services to older adults and their caregivers.

We seek to improve revenues from our existing senior living operations by focusing on providing an exceptional resident experience and seeking residents who pay for our services with private resources. We also seek to improve profitability through continued strategic capital investments at our senior living communities and investments in the development of our staff, as well as by working with service providers to increase the desirability and competitiveness of our senior living communities. In addition to routine renovations and upgrades at our existing senior living communities, since January 1, 2019, we have invested $8.3 million in capital improvements in our currently owned and leased senior living communities.

We also seek to grow our business by entering into additional long-term management agreements for senior living communities and active adult communities where residents’ private resources account for all or a large majority of revenues. Since January 1, 2019, we began managing an additional senior living community and an active adult community for the account of DHC. For more information about our management and prior leasing arrangements with DHC, see "Restructuring Transactions with DHC" above and “Properties — Our DHC Leases and Management Agreements with DHC” included in Part I, Item 2 of this Annual Report on Form 10-K and Note 10 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Through our ancillary services, including our rehabilitation and wellness services segment, we provide diversified offerings to older adults both within our senior living communities and outside of them, including skilled rehabilitation services for short-term inpatient stays, such as after joint replacement surgery, home healthcare in certain of our independent living and assisted living communities, outpatient rehabilitation focused on older adults, and concierge services in certain communities. The therapy services we offer include physical, occupational, speech and other specialized therapy services. The home health services we provide include nursing, physical, occupational, speech and other specialized therapy services, home health aide services, and social services, as needed. In addition, we offer personalized concierge services to accommodate our residents’ specific lifestyle and needs in certain communities. Concierge services include personal shopping, companion services, enhanced transportation, bedtime assistance, and personalized dining and nutrition planning, delivery and consultation. By providing residents with a range of service options as their needs change, we provide greater continuity of care, which we believe may encourage our customers to reside with us for an extended period.

Since January 1, 2019, we have opened 78 net new rehabilitation and wellness services outpatient clinics. We also continued to expand our rehabilitation and wellness services to senior living communities outside of our current senior living operations. In addition, we continue to seek ways to grow our other ancillary services that complement our existing senior living operations to residents of the senior living communities we operate as well as older adults living outside of our communities.

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

Our expansion efforts are currently focused on internal growth through effective management of our existing portfolio, by increasing occupancy, as well as by increasing revenues from our ancillary services, such as outpatient therapy services, health and wellness, fitness and concierge services, to residents of the senior living communities we operate as well as older adults living outside of our communities. We may also agree to operate additional senior living communities and active adult communities for the account of DHC or other third parties pursuant to management arrangements and, from time to time, we may acquire and operate additional senior living communities.

Recent Developments

Portfolio Optimization Through Dispositions. We continually monitor our portfolio of senior living communities that we own or lease. We seek to dispose of, or change our method of operating, certain of our senior living communities if and when we determine it is in our best interest to do so and we are able to reach an agreement regarding the sale or change of our method of operating of such communities with our pre-existing contracting parties, including DHC. In April 2019, DHC announced a plan to sell certain properties to reduce its leverage, with a focus on the sale of certain senior living communities. Since January 1, 2019, we have participated in the sale or closure of 34 senior living communities that DHC owned and we operated or managed.

Portfolio Optimization Through Expansion Activities. We currently expect that our expansion activities will be focused on internal growth from our senior living communities plus ancillary services, and entering into additional long-term management agreements for senior living communities.

Since January 1, 2019, we began managing a senior living community and active adult community for the account of DHC, pursuant to a management agreement and/or our then existing pooling agreements. We began managing the senior living community, which is located in Oregon (318 living units), in April 2019, and the active adult community, located in Texas (167 living units), in December 2019.

Effective January 1, 2020, our then existing management and pooling agreements with DHC for these communities were terminated and replaced with New Management Agreements in connection with the Restructuring Transactions.

Expansion of Rehabilitation and Wellness Services. We currently expect to continue to grow our ancillary service offerings, including rehabilitation and wellness services, by opening new clinics and expanding our fitness and other home-based service offerings. Since January 1, 2019, we have opened 78 net new rehabilitation and wellness services outpatient clinics, 17 of which were opened in 2020.

For more information about our former leases and our management arrangements with DHC, see “Properties—Our Leases and Management Agreements with DHC” in Part I, Item 2 and Note 10 to our Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

Financing Sources

Our principal sources of funds to meet operating and capital expenses and debt service obligations are cash flows from operating activities, unrestricted cash balances of $84.4 million and borrowings under our $65.0 million secured revolving credit facility, which is available for general business purposes. Our credit facility matures in June 2021, and, subject to our payment of an extension fee and meeting other conditions, we have the option to extend the stated maturity date of our credit facility for a one-year period. We are required to pay interest at a rate of LIBOR plus a premium of 250 basis points per annum, or at a base rate, as defined in the agreement governing our credit facility, or our credit agreement, plus 150 basis points per annum on borrowings under our credit facility. As of December 31, 2020, the annual interest rate options were 2.64% and 4.75%, respectively. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused portion of the available borrowings under our credit facility. No principal repayment is due until maturity.

On January 1, 2020, as part of the Restructuring Transactions, we issued 10,268,158 of our common shares to DHC and an aggregate of 16,118,849 of our common shares to DHC’s shareholders of record as of December 13, 2019. As consideration for the Share Issuances, DHC provided to us $75.0 million of additional consideration by assuming $51.5 million of our working capital liabilities and through cash payments. We received cash of $23.5 million from DHC during the year ended December 31, 2020 as consideration for the Share Issuances.

For more information about our credit facility, see Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

In the future, we may also assume mortgage debt on properties we may acquire, or place mortgages on properties we own or seek to obtain other additional sources of financing, including term debt or issuing equity or debt securities. We currently have mortgage debt that we assumed in connection with a previous acquisition of one of our properties.

Operating Structure

We have four operating divisions. Three of these divisions are headed by an executive vice president at our corporate office and are responsible for senior living communities located in specified geographic regions. These three divisions constitute one of our reporting segments as of January 1, 2020. Each region’s management is responsible for independent living, assisted living and skilled nursing units within its specified region. With extensive experience in the senior living industry, a divisional vice president manages one of our divisions from one of our regional offices. Our regional offices are responsible for the senior living communities we operate within a designated geographic region and are led by regional directors of operations that have extensive experience in the senior living industry. Each of our regional offices is typically supported by a clinical or wellness director, a regional accounts manager, a human resources specialist, a food services specialist and a sales and marketing specialist. Regional office staff members are responsible for all senior living community operations within their designated geographic region, including:

•resident services;

•localized targeted sales and marketing;

•hiring of community personnel;

•compliance with applicable legal and regulatory requirements; and

•supporting our development and acquisition plans within their region.

Our fourth division is responsible for rehabilitation and wellness services and is headed by a senior vice president at our corporate office who has extensive experience in rehabilitation and wellness services and is supported by a network of divisional and regional directors of rehabilitation and wellness services that are assigned to specified geographic regions. This division constitutes our other reporting segment as of January 1, 2020.

Our corporate headquarters staff is responsible for corporate-level systems, policies and procedures, such as:

•company-wide policies and procedures;

•human resources and team member engagement;

•marketing and communications;

•resident experience;

•information technology services;

•licensing and certification maintenance;

•legal services and regulatory compliance;

•centralized purchasing and cash disbursements;

•financial planning and analysis;

•budgeting and supervision of maintenance and capital expenditures;

•implementation of our growth strategy; and

•accounting, auditing and finance functions, including operations, budgeting, certain accounts receivable and collections functions, accounts payable, payroll, tax and financial reporting.

As described elsewhere in this Annual Report on Form 10‑K, we have a business management agreement with RMR LLC, pursuant to which RMR LLC provides to us certain business management services, including services related to compliance with various laws and rules applicable to our status as a publicly-traded company, including our internal audit function, capital markets and financing activities and investor relations.

Human Capital Resources

We are a service organization and our employees, which we call team members, are the foundation of our success and, in many ways, our most important asset. We are led by an experienced management team with a proven ability to manage and grow a resilient business. We focus significant attention on attracting and retaining talented and skilled team members to manage and support our operations. Our management team routinely reviews team member turnover rates at various levels of the organization.

We aim to attract team members who are uniquely suited to be successful in our business and will uphold our values. Our management teams and all of our team members are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our team members must adhere to a code of conduct that sets standards for appropriate behavior and includes required annual training on preventing, identifying, reporting and stopping any type of unlawful discrimination.

Employees and Equal Opportunity. As a service provider to a diverse group of residents and clients, much of our success is rooted in our team members’ diversity and our commitment to inclusion. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce, from working with managers to develop strategies for building diverse teams to promoting leaders from different backgrounds. We are an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity or expression, national origin, disability or protected veteran status. Throughout our organization, including our Board, we are committed to racial equality and fostering diversity and inclusion culture. We have made diversity and inclusion an important part of our hiring process and continue to evolve programs that focus on retention and development. As of December 31, 2020, approximately 77% and 42% of our approximately 19,500 team members were female and non-white, respectively. We are committed to hiring, developing and supporting a diverse and inclusive workplace. As of February 20, 2021, we had approximately 19,000 team members, including approximately 12,000 full time and 7,000 part-time. Approximately 89% of our team members work in our senior living communities, 9% in our rehabilitation and wellness services clinics, and 2% in our corporate office. The average tenure of a team member is approximately 2.1 years.

Board Diversity. As of December 31, 2020, our Board composition was 43% female.

Team Member Safety. During the year ended December 31, 2020, in response to the Pandemic, we implemented safety protocols and new procedures to protect our team members, our subcontractors and our residents and clients as well as visitors. These protocols include complying with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention, or CDC, and other public health authorities. In addition, we modified the way we conduct many aspects of our business to reduce the number of in-person interactions. For example, we significantly expanded the use of virtual interactions in all aspects of our business, and ensured our team members and subcontractors had adequate personal protective equipment, or PPE, available. During this time, many of our administrative and operational functions have required modification as well, including some of our workforce working remotely. In addition, since the summer of 2020, we have been testing our community and clinic based team members at regular intervals to curb the spread of COVID-19 and, in December 2020 we started making COVID-19 vaccinations available to our team members in our communities and clinics as well as residents. For a detailed discussion of the impact of the Pandemic on our human capital resources, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report on Form 10-K. The Pandemic has had, and may continue to have, a materially adverse effect on our business, operations, financial results and liquidity and its duration is unknown.

Team Member Compensation. We ensure team members receive competitive salaries and we offer a broad range of company-paid benefits, which we believe are competitive with others in our industry.

Team Member Engagement, Education and Training. Our team member engagement initiatives align with our goal of being an employer of choice with a thriving workforce that encourages career enrichment and positions us for growth. Our recruiting programs, on-boarding and retention programs and our development and ongoing training programs currently include the following:

Team Member Engagement: Management reviews team member engagement and satisfaction surveys to monitor employee morale and receive feedback on a variety of issues.

Rewards: We reward team members for innovation and productivity. We have several recognition programs for team members at various levels of the organization.

Tuition Reimbursement Program: We offer tuition assistance for work-related education from accredited colleges and universities in order to deepen team members’ skill sets and support personal enrichment.

We also prioritize ongoing education and training for all team members across our organization as follows:

Training and Development: We offer a robust learning management platform to provide training and development opportunities to all team members. In 2020, team members took an average of approximately 17 hours of training assignments per year. In addition, new hires are assigned 16 hours of general orientation training.

Industry Associations & Credentials: In order to further their professional development, many of our team members seek out credentials or hold professional licenses and association memberships. Examples of credentials, professional licenses and association memberships include: Medical License, Licensed Practical Nurse, Registered Nurse, Certified Medical Assistants, Certified Physical and Occupational Therapists, Speech-Language Pathologist, Certified Fitness Trainers, Cardiopulmonary resuscitation certifications (CPR), First Aid Certification, Law License and Certified Public Accountant accreditations.

Communities and Clinics staffing: Our team members predominately work collaboratively in our communities and clinics that have different staffing requirements further described below:

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

Skilled Nursing Facility Staffing. Each of our SNFs is managed by a state-licensed administrator who is supported by other professional personnel, including a director of nursing, an activities director, a marketing director, a social services director, a business office manager and physical, occupational and speech therapists. Our directors of nursing are state-licensed nurses who supervise our registered nurses, licensed practical nurses and nursing assistants. Staff size and composition vary among our SNFs depending on the size and occupancy of, and the type of care provided at, the applicable SNF. Our SNFs also contract with physicians to serve as Medical Directors who provide certain administrative, clinical and oversight services. These communities also typically have a dining services coordinator and a property maintenance coordinator.

Rehabilitation and Wellness Services Staffing. Each Ageility outpatient clinic is located within an independent living, assisted living or memory care neighborhood within a senior living community. Ageility outpatient clinics are located in select Five Star senior living communities as well as in senior living communities owned, operated or leased by other senior living companies. Each outpatient clinic has a licensed therapist functioning as a rehabilitation director or therapist assistant operating as a team leader who is responsible for operations of a clinic, including quality of care, clinical services, sales and marketing, financial performance and staff supervision. Each outpatient clinic has services available from licensed therapists or certified therapist assistants in the disciplines of physical therapy, occupational therapy and speech pathology. Therapy services are provided under a physician’s order with verified insurance coverage in place prior to beginning services.

Ageility inpatient clinics provide rehabilitation services to Five Star SNF’s under the direction of a licensed therapist acting as a rehabilitation director who is responsible for the therapy operations of the SNF. Licensed therapists or certified therapist assistants in the disciplines of physical therapy, occupational therapy and speech pathology provide therapy as ordered by a physician for residents admitted to a SNF for short-term rehabilitation as well as for those residents requiring rehabilitation services and residing under a long-term care arrangement.

Government Regulation and Reimbursement

The senior living and healthcare industries are subject to extensive, frequently changing federal, state and local laws and regulations. These laws and regulations vary by jurisdiction but may address, among other things, licensure, personnel training, staffing ratios, types and quality of medical care, physical facility requirements, government healthcare program participation, fraud and abuse, payments for patient services and patient records. In addition, the spread of COVID-19, which was declared a pandemic by the World Health Organization, or WHO, on March 11, 2020, brought increased government regulation, as well as compliance burdens, in 2020.

We are subject to, and our operations must comply with, these laws and regulations. From time to time, our senior living communities receive notices from federal, state and local agencies regarding non-compliance with such requirements. Upon receipt of these notices, we review them for accuracy and, based on our review, we either take corrective action or contest the allegation of noncompliance. When corrective action is required, we work with the relevant agency to address and remediate any violations. Challenging and appealing any notices or allegations of noncompliance require the expenditure of significant legal fees and management attention. Any adverse determination concerning any of our licenses or eligibility for Medicare or Medicaid reimbursement, any penalties, repayments or sanctions, and the increasing costs of required compliance with applicable laws may adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations. Also, adverse findings with regard to any one of our senior living communities may have an adverse impact on our licensing and ability to operate and attract residents to other senior living communities.

The healthcare industry depends significantly upon federal and state programs for revenues and, as a result, is affected by the budgetary policies of both the federal and state governments. Reimbursements under the Medicare and Medicaid programs for skilled nursing, physical therapy and rehabilitation and wellness services provided operating revenues at our outpatient clinics and some of our senior living communities (principally our SNFs). Out of our total senior living and rehabilitation and wellness services revenues, we derived approximately 26.4% and 21.3% from Medicare and Medicaid programs for the years ended December 31, 2020 and 2019, respectively. Specific to our senior living revenues, we derived approximately 1.8% and 19.7% from Medicare and Medicaid programs for the years ended December 31, 2020 and 2019, respectively. Specific to our rehabilitation and wellness services revenues, we derived approximately 49.4% and 55.9%, from Medicare and Medicaid programs for the years ended December 31, 2020 and 2019, respectively. Out of the total revenues earned at senior living communities we manage on behalf of DHC, they derived approximately 14.4% and 6.8% from Medicare and Medicaid programs for the years ended December 31, 2020 and 2019, respectively.

In addition to existing government regulation, we are aware of numerous healthcare regulatory initiatives and fair housing laws on the federal, state and local levels, which may affect our business operations if implemented.

COVID Pandemic. On March 13, 2020, the Pandemic was declared a National Emergency by the President of the United States effective as of March 1, 2020, and it has significantly disrupted, and likely will continue to significantly disrupt, the United States economy, our business and the senior living industry as a whole. Federal and state governments have taken a number of actions in response. For example:

•On March 13, 2020, the Centers for Medicare & Medicaid Services, or CMS, issued a memorandum that required nursing homes to follow the CDC guidelines to, among other things, limit access to nursing homes by visitors and non-essential personnel, increase the availability of certain supplies and cancel all communal activities. On March 23, 2020, CMS issued guidance that temporarily amended the state survey inspection process for nursing homes to target and assess compliance with CDC-recommended infection control measures. On April 2, 2020, CMS issued further guidance instructing nursing homes to immediately implement symptom screening for all staff, residents and visitors, and ensure staff is using appropriate PPE when interacting with residents. The guidance also suggests that nursing homes use separate staffing teams for residents who have tested positive for COVID-19 and those who have tested negative for COVID-19.

•In 2020, the Secretary of the U.S. Department of Health and Human Services, or HHS, and CMS issued several waivers applicable to long-term care facilities, including SNFs, retroactive to March 1, 2020, and in effect through the end of the National Emergency. Under the waivers, for example: (1) the requirement that covered SNF care be preceded by an inpatient hospital stay of at least three days’ duration is waived for those Medicare beneficiaries who need to be transferred as a result of the Pandemic; (2) SNF coverage is renewed for certain Medicare beneficiaries with recently exhausted SNF benefits; (3) certain requirements related to the submission of staffing data, preadmission screenings, in-person resident groups, certain nurse aide training, and long term care facility transfer and discharge protocols is waived; (4) certain physical environment requirements are waived to allow non-SNF buildings to be temporarily certified and non-resident rooms to be used for patients; (5) the requirement for physicians and non-physician practitioners to perform in-person visits for residents is waived to allow telehealth visits, as appropriate; and (6) hospitals are permitted to establish SNF beds, allowing patients that would otherwise be transferred to a post-acute care facility to remain in hospitals.

•On May 8, 2020, CMS published an interim final rule that set forth new COVID-19 reporting requirements for SNFs, among other requirements. SNFs are required to electronically submit weekly reports to the CDC, which must include data on a number of measures, including suspected or confirmed COVID-19 infections among residents and staff, total deaths and COVID-19 deaths among residents and staff, ventilator capacity and supplies, resident beds and census, access to COVID-19 testing and staffing shortages. SNFs are also required to promptly notify residents, family members and representatives of confirmed or suspected COVID-19 cases in the facility. Facilities may face enforcement action, including civil monetary penalties, for failure to comply with these new reporting requirements.

•On May 18, 2020, CMS issued recommendations to state and local officials for the reopening of SNFs, relying on a number of factors, including whether COVID-19 cases are increasing or declining in the geographic area and at SNFs, the adequacy of staffing, supplies and access to COVID-19 testing, as well as local hospital capacity. These guidelines are not binding for states, and some states may be more aggressive in permitting the reopening of SNFs, while others may take a more conservative approach. CMS continued to issue guidance on facilitating outdoor and indoor visitation in June 2020 and September 2020.

•In May 2020, the HHS Office of Inspector General, or OIG, announced its updated work plan featuring several SNF-focused items, including, for example, reviews of on-site surveys during the Pandemic and audits of nursing home infection prevention and control programs, and OIG announced a COVID-19 Response Strategic Plan focused on potential fraud, waste and abuse that may arise out of COVID-19 response and recovery programs. OIG has further updated its work plan to include, among other items, a review of compliance with facility-initiated discharge requirements and audits of nursing home reporting of COVID-19 information and Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, Provider Relief Fund payments.

•On June 1, 2020, CMS announced enhanced enforcement for SNFs with violations of infection control practices. Specifically, CMS has increased enforcement, including civil monetary penalties, for facilities with persistent infection control violations and will be imposing enforcement actions on lower-level deficiencies to ensure they are addressed. Additional on-site surveys of SNFs with previous COVID-19 outbreaks or new COVID-19 suspected and confirmed cases would be performed.

•On August 25, 2020, CMS published an interim final rule that set forth new COVID-19 testing requirements for long-term care facility residents and staff. CMS offered guidance on testing residents and staff in cases where a symptomatic individual is identified, where there is an outbreak and where community COVID-19 activity dictates routine testing, as well as guidance on documentation to demonstrate compliance with testing requirements. The interim rule also enhanced CMS’s ability to enforce previously issued long-term care facility COVID-19 reporting requirements by imposing civil monetary penalties for failure to report required data to the CDC.

•On October 28, 2020, CMS published an interim final rule that, among other items, clarified its interpretation that the CARES Act provided Medicare Part B coverage and the payment for COVID-19 vaccine and administration.

•In response to a rising number of complaints and lawsuits against senior living communities, certain state Attorneys General have continued efforts to increase scrutiny of long-term care facilities. While these investigations and initiatives have been related to the Pandemic, they have focused on a broad range of alleged misconduct that extends beyond facility responses to the Pandemic, including both civil and criminal theories of liability related to patient abuse and neglect, consumer fraud and false advertising and Medicaid fraud.

In addition, the CARES Act was signed into law on March 27, 2020. The CARES Act, among other things, provides billions of dollars of relief to certain individuals and businesses suffering from the Pandemic, including as follows:

•It temporarily suspended the 2% Medicare sequestration payment reductions from May 1, 2020 through December 31, 2020. This suspension was extended to March 31, 2021 as part of the Consolidated Appropriations Act, 2021, which was signed into law on December 27, 2020.

•It established a Provider Relief Fund for allocation by HHS. On April 10, 2020, HHS began to distribute these funds, or the General Distribution, to healthcare providers who received Medicare fee-for-service reimbursement in 2018 and 2019. On May 22, 2020, HHS announced that Provider Relief Funds would be available to SNFs with six or more certified beds that have been impacted by the Pandemic, or the Targeted SNF Distribution. On June 9, 2020, HHS announced Phase 2 General Distributions, including the Medicaid and Children's Health Insurance Program, or the Medicaid and CHIP Targeted Distribution. On September 3, 2020, HHS announced details of a $2 billion incentive-payment distribution to nursing homes, of which approximately $333 million was distributed in the first round and $523 million in the second round. On October 1, 2020, HHS announced Phase 3 General Distributions, intended to balance payments of 2% of annual revenue from patient care for all applicants plus a possible add-on payment to account for revenue losses and expenses attributable to COVID-19.

•It established an option for companies to elect to defer payment of the employer portion of social security payroll taxes incurred from March 27, 2020 to December 31, 2020. The first half of the deferred payments will become due on December 31, 2021, with the remainder due December 31, 2022.

In addition, the Consolidated Appropriations Act, 2021 was signed into law on December 27, 2020. Among other things, this Act further supplemented the Provider Relief Fund with an additional $3 billion. Information on future allocations of the Provider Relief Fund are not yet known, though the statute requires that no less than 85% of unobligated balances of the fund and funds recovered from providers after the enactment date be allocated based on financial losses and changes in operating expenses occurring in the third or fourth quarter of calendar year 2020.

We elected to defer payment of the employer portion of social security payroll taxes incurred from March 27, 2020 to December 31, 2020 as provided for under the CARES Act. In addition, we have received funds as part of certain relief programs provided under the CARES Act. The terms and conditions of the Provider Relief Fund require that the funds are utilized to compensate for lost revenues that are attributable to the Pandemic and for eligible costs to prevent, prepare for and respond to the Pandemic that are not covered by other sources. In addition, Provider Relief Fund recipients are subject to other terms and conditions, including certain reporting requirements. Any funds not used in accordance with the terms and conditions must be returned to HHS. Receipt of additional government funds and other benefits from the CARES Act is subject to, in certain circumstances, a detailed application and approval process and it is too soon to accurately predict whether we will meet any eligibility requirements.

We received $1.7 million in Phase 1 General Distribution funds for rehabilitation and wellness services clinics and home health operations that participate in Medicare for the year ended December 31, 2020. We recognized $1.7 million as other operating income for Phase 1 General Distribution funds for which we have met the required terms and conditions for the year ended December 31, 2020. We received $1.6 million in Phase 2 General Distribution funds primarily for our senior living communities for the year ended December 31, 2020. We recognized $1.6 million as other operating income for Phase 2 General Distribution funds for which we have met the required terms and conditions for the year ended December 31, 2020. In addition, we recognized $0.1 million as other operating income from funding we received from various state programs for which we believe we have met the required terms and conditions, and also recognized $0.1 million as other operating income for the fair market value of rapid point-of-care diagnostic testing devices and COVID-19 test kits that we received and used for testing from the federal government.

For more information about COVID-19 relief funds, see Note 17 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

In addition to federal measures, many states have taken actions to waive or modify healthcare laws or regulations and Medicaid reimbursement rules. Both state and federal waivers and other temporary actions in response to the Pandemic are expected to last throughout the National Emergency, the duration of which is currently unknown. Additional measures may be taken prior to and after the conclusion of the National Emergency to alleviate the economic impact of the Pandemic. Governmental responses to COVID-19 are rapidly evolving, and it is not yet known what the duration or impact of such responses will be.

On December 11 and December 18, 2020, the U.S. Food and Drug Administration, or FDA, issued the emergency use authorizations, or the EUAs, to Pfizer Inc. / BioNTech SE and Moderna, Inc., respectively, for vaccines for the prevention of COVID-19. The CDC’s Advisory Committee on Immunization Practices has placed long-term care facility residents and healthcare personnel in “Phase 1a,” the highest priority group to receive COVID-19 vaccines, which included residents and team members at our SNFs, memory care units and assisted living communities. States have subsequently prioritized all categories of older adults, which include our independent living facilities. In order to protect the health and safety of our residents, team members and clients, we scheduled multiple vaccination clinics as soon as possible after the EUAs for our SNF, memory care and assisted living residents and team members at no cost to those individuals. As of February 20, 2021, 87.2% of our residents and 42.5% of our team members at our senior living communities had received their initial dose of a COVID-19 vaccine, and 52.7% of our residents and 26.9% of our team members had received their second dose of a COVID-19 vaccine. As of February 20, 2021, 249 senior living communities have held a vaccination clinic for the initial dose of a COVID-19 vaccine, and 183 senior living communities have also held a vaccination clinic for the second dose of a COVID-19 vaccine. Despite these efforts and the issuances of these EUAs, and potentially others for additional vaccines in the future, it is expected that throughout the first quarter of 2021 substantially all residents and team members in our senior living communities will have been offered the opportunity to be vaccinated. In addition, we may be subject to claims by residents and team members related to vaccine administration by us or the care provided by us following administration of the vaccine. However, such liability is currently limited by the Public Readiness and Emergency Preparedness Act, which provides immunity protections under federal and state law for individuals and entities, or Covered Persons, against claims of loss relating to certain COVID-19 countermeasures, or Covered Countermeasures, although such protections are currently subject to challenges in certain courts. We and our team members who administer Covered Countermeasures such as the COVID-19 vaccine are classified as Covered Persons immune to claims arising from COVID-19 vaccine administration with the exception of death or serious physical injury caused by willful misconduct.

Independent Living Communities - Regulation and Reimbursement. Government benefits are not generally available for services at independent living communities, and residents in those communities use private resources to pay for their living units and the services they receive. The rates in these communities are determined by local market conditions and operating costs. However, a number of federal Supplemental Security Income program benefits pay housing costs for elderly or disabled recipients to live in these types of residential communities. The Social Security Act requires states to certify that they will establish and enforce standards for any category of group living arrangement in which a significant number of Supplemental Security Income recipients reside or are likely to reside. Categories of living arrangements that may be subject to these state standards include independent living communities and assisted living communities. Because independent living communities usually offer common dining facilities, they are required to obtain licenses applicable to food service establishments in many jurisdictions in addition to complying with land use and life safety requirements. In addition, in some states, state or county health departments, social service agencies and/or offices on aging have jurisdiction over group residential communities for older adults and license independent living communities. To the extent that independent living communities include units to which assisted living or nursing services are provided, these units are subject to applicable state licensing regulations. If the communities receive Medicaid or Medicare funds, they are subject to certification standards and requirements that they must meet, or the Conditions of Participation. In some states, insurance or consumer protection agencies regulate independent living communities in which residents pay entrance fees or prepay for services.

Assisted Living Communities - Regulation and Reimbursement. A majority of states provide or are approved to provide Medicaid payments for personal care and medical services to some residents in licensed assisted living communities under waivers granted by or under Medicaid state plans approved by CMS. State Medicaid programs control costs for assisted living and other home and community-based services by various means. Because rates paid to assisted living community operators are generally lower than rates paid to SNF operators, some states use Medicaid funding of assisted living as a means of lowering the cost of services for residents who may not need the higher level of services provided in SNFs. States that administer Medicaid programs for services in assisted living communities are responsible for monitoring the services at, and physical conditions of, the participating communities.

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

HHS, the Senate Special Committee on Aging and the Government Accountability Office, or the GAO, have studied and reported on the development of assisted living and its role in the continuum of long-term care and as an alternative to SNFs. In addition, CMS has oversight of state quality assurance programs for assisted living communities and provides guidance and technical assistance to states to improve their ability to monitor and improve the quality of services paid for through Medicaid waiver programs.

CMS is encouraging state Medicaid programs to expand their use of home and community-based services as alternatives to institutional services, pursuant to provisions of the Deficit Reduction Act of 2005, or the DRA, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, and other authorities, through the use of several programs. One such program, the Community First Choice Option, or the CFC Option, grants states that choose to participate in the program a 6% increase in federal matching payments for related medical assistance expenditures. According to CMS, as of January 2019, eight states had approved CFC Option programs. We are unable to predict the effect of the implementation of the CFC Option and other similar programs, but their impact may be adverse and material to our operations and our future financial results of operations.

Skilled Nursing Facilities - Medicare Reimbursement. Currently, we only manage SNFs and we are not the licensed operators of such SNFs. As of December 31, 2020, we managed nine SNFs. A majority of all SNF revenues in the United States comes from publicly funded programs. According to CMS, Medicaid is the largest source of public funding for SNFs, followed by Medicare. For example, nationally in 2019 approximately 29% of SNF and continuing care retirement community revenues came from Medicaid and approximately 22% from Medicare.

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

Under the Medicare SNF prospective payment system, or SNF PPS, capital costs are part of the prospective rate and are not community-specific. The SNF PPS and other recent legislative and regulatory actions with respect to state Medicaid rates limit the reimbursement levels for some SNF services. At the same time, federal and state enforcement agencies have increased oversight of SNFs, making licensing and certification of these communities more rigorous.

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

On October 1, 2019, CMS replaced the RUG model, with a revised case-mix methodology called the Patient-Driven Payment Model, or PDPM. The PDPM focuses on clinically relevant factors, rather than volume-based payment. Therapy reimbursement under the PDPM is linked to patient diagnoses with higher reimbursements being provided to higher-acuity patients. As a result, initial patient assessments, including obtaining full clinical documentation from hospitals and accurately applying the International Classification of Diseases, or ICD-10, diagnosis codes to reflect a patient’s full clinical status, have become increasingly important factors in reimbursement. CMS estimates that paperwork simplification related to patient assessments will reduce reporting burdens for SNFs by approximately $2.0 billion over ten years.

On July 31, 2020, CMS issued the latest SNF prospective payment system final rule for federal fiscal year 2020, which CMS estimates will increase Medicare payments to SNFs by approximately $750 million for federal fiscal year 2021, or 2.2%, compared to federal fiscal year 2020. It is unclear whether these adjustments in Medicare rates will compensate for the increased costs we may incur for services to our residents whose services are paid for by Medicare. The final rule also made changes to certain clinical diagnosis codes included in patient case-mix groups that determine the rate paid under the PDPM, formalized deadlines related to quarterly quality reporting under Medicare’s SNF Value-Based Payment Program, and established performance periods and performance standards for upcoming program years.
The Budget Control Act of 2011 and the Bipartisan Budget Act of 2013 allow for automatic reductions in federal spending by means of a process called sequestration, which reduces Medicare payment rates by 2.0% through 2023. In subsequent years, Congress approved additional extensions of Medicare sequestration, through 2029. Medicaid is exempt from the automatic reductions, as are certain Medicare benefits. The automatic 2.0% payment cuts took effect in April 2013. Any future reductions in Medicare payment rates could be adverse and material to our operations and financial results.

We are unable to predict the impact on us of these or other recent legislative or regulatory actions or proposed actions with respect to Medicare rates received by our facilities.

Skilled Nursing Facilities - Medicaid Reimbursement. Although Medicaid is exempt from the sequestration process described above, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates. Some states are expanding their use of managed care, partly to control Medicaid program costs. According to a report by the CMS Office of the Actuary in February 2018, Medicaid enrollment is estimated to have increased 11.9% in 2014, 4.9% in 2015, 3.0% in 2016, and 2.0% in 2017, due primarily to the expansion in Medicaid eligibility under the ACA, which began in 2014. According to a Kaiser Family Foundation report published in October 2020, in 2018 and 2019, Medicaid enrollment declined 2.1% and 1.7%, respectively, and was relatively flat in 2020, increasing 0.04%. As reported, enrollment is projected to increase significantly to 8.2% in 2021, which increase in growth we believe is due to the economic downturn associated with the Pandemic and temporary maintenance of eligibility requirements that incentivize states to allow more residents to remain enrolled in Medicaid.

In January 2018, CMS issued a letter to State Medicaid Directors announcing that CMS would support state efforts to test incentives that make participation in work or other community engagement a requirement for continued Medicaid eligibility for non-elderly, non-pregnant adults. States would be required to have exemptions for individuals who are classified as “disabled” for Medicaid eligibility purposes, as well as those with acute medical conditions or medical frailty that would prevent them from complying with the work requirement. As of December 2020, work requirements in Arkansas, Kentucky, Michigan and New Hampshire had been set aside by courts. Arizona, Georgia, Indiana, Nebraska, Ohio, South Carolina, Utah and Wisconsin have received CMS approval but have not yet implemented or have suspended implementation of work requirements. In addition, Alabama, Idaho, Mississippi, Montana, Oklahoma, South Dakota and Tennessee have submitted requests to modify their respective state Medicaid plans to include work requirements. The implementation of work requirements, if it were to occur, may reduce the availability of Medicaid coverage within our patient population. Additionally, the Biden administration has indicated that it will seek to reverse the January 2018 guidance and prohibit states from implementing work requirements. In February 2021, CMS, in response to guidance from the Biden administration, began notifying states that it is determining whether to withdraw the approvals that permitted states to implement work requirements.
We expect state budgetary pressures to result in continued challenging state fiscal conditions, particularly in those states that are not participating in Medicaid expansion. As a result, some state budget deficits may increase, and certain states may continue to reduce Medicaid payments to healthcare providers like us as part of an effort to balance their budgets. These state level cuts have the potential to negatively impact our revenue from Medicaid sources.

We are unable to predict the impact on us of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates, the federal payments to states for Medicaid programs, Medicaid program design and Medicaid eligibility standards.

Skilled Nursing Facilities - Quality Improvement, Pay-for-Performance and Value-Based Purchasing Initiatives. In addition to the reimbursement and rate changes discussed above, payments to SNFs will be increasingly determined by the quality of care provided. The federal government has enhanced its focus on developing and imposing quality-related regulations, standards and programs to improve the quality of care provided at SNFs and to better align payment to quality outcomes. As mandated by the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, the Protecting Access to Medicare Act of 2014, or PAMA, and the Improving Medicare Post-Acute Care Transformation Act of 2014, or the IMPACT Act, CMS established the SNF Value-Based Purchasing Program and the SNF Quality Reporting Program to achieve these goals.

The IMPACT Act established the SNF Quality Reporting Program under which SNFs are required to report certain quality measures and resource use measures in a standardized and interoperable format and to report certain patient assessment data in such a format. SNFs that fail to comply with the reporting requirements by the established times are subject to a 2% reduction in their Medicare payment rates for that fiscal year. SNF Quality Reporting Program data is publicly available on CMS’ Nursing Home Compare website.

PAMA established the SNF Value-Based Purchasing Program, under which HHS will assess SNFs based on hospital readmissions and make these assessments available to the public. CMS has adopted an all-condition, risk-adjusted potentially preventable hospital readmission rate measure for SNFs. Beginning in federal fiscal year 2019, Medicare payment rates are partially based on SNFs’ performance scores on this measure. The 2020 federal fiscal year update adopted two new quality measures to assess whether certain health information is provided by the SNF at the time of transfer or discharge. The update also adopted several standardized patient assessment data elements. To fund the program, CMS reduces Medicare payments to all SNFs by 2% through a withhold mechanism and then redistributes between 50% to 70% of the withheld payments as incentive payments to those SNFs with the highest rankings on this measure. CMS estimates that the federal fiscal year 2021 changes to the SNF Value-Based Purchasing program will decrease payments to SNFs by an aggregate of approximately $200 million, compared to federal fiscal year 2020.

As these quality improvement initiatives increase in size and scope, the federal government will likely monitor the impact of these programs more closely. We are unable to predict the impact of these quality improvement initiatives on our Medicare reimbursement rates or the cost of our SNFs’ operations.

Other legislative proposals introduced in Congress, proposed by federal or state agencies or under consideration by some state governments include the option of block grants for states rather than federal matching money for certain state Medicaid services, laws authorizing or directing Medicare to negotiate rate reductions for prescription drugs, additional Medicare and Medicaid enforcement procedures and federal and state cost-containment measures, such as freezing Medicare or Medicaid SNF payment rates at their current levels and reducing or eliminating annual Medicare or Medicaid inflation allowances or gradually reducing rates for SNFs. We cannot estimate the type or magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our increasing expenses, but they may be material to and adversely affect our future results of operations.

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

In November 2016, CMS instituted a comprehensive update to the Conditions of Participation for long-term care facilities that participate in Medicare and Medicaid, such as our SNFs, which included a broad range of new requirements, some of which stem from statutory modifications under the ACA and the IMPACT Act.

In July 2019, CMS announced two rules - one final and one proposed - to further update requirements that long-term care facilities that participate in Medicare and Medicaid must meet. Specifically, the final rule repeals the prohibition on the use of pre-dispute, binding arbitration agreements by long-term care facilities. The final rule also imposes certain safeguards intended to increase the transparency of arbitration agreements used by long-term care facilities, as well as the related arbitration process, including mandating that a facility not require any resident or his or her representative to sign an arbitration agreement as a condition of admission to the facility. Under the proposed rule, CMS proposes to further reform the requirements for long-term care facilities by eliminating or reducing certain requirements deemed unnecessary, obsolete, or excessively burdensome. Notably, CMS put forward proposals to modify certain requirements related to grievance policies, infection control staffing, and compliance program requirements, among other changes. As of February 20, 2021, this proposed rule has not been finalized. We cannot estimate the type or magnitude of the potential Medicare and Medicaid policy changes, but they may be material to and adversely affect our future results of operations.

Skilled Nursing Facilities - Survey and Enforcement. The OIG has issued several reports concerning quality of care and billing practices in SNFs, and the GAO has issued several reports recommending that CMS and states strengthen their compliance and enforcement practices, including federal oversight of state actions and to ensure that SNFs provide adequate care and states act more consistently. Moreover, the OIG has publicly stated that it will review compliance with various aspects of the SNF PPS, including the documentation requirement in support of claims paid by Medicare, and assess the incidence of serious quality of care issues, such as abuse and neglect. In recent years, the OIG and the GAO have also repeatedly called for increased oversight and payment system reform for SNFs.

In addition to scrutiny from the GAO and the OIG, the Senate Special Committee on Aging and other congressional committees have also held hearings on related SNF issues. As a result, CMS has undertaken several initiatives to increase the effectiveness of Medicare and Medicaid SNF survey and enforcement activities. CMS has been taking steps to identify and focus enforcement efforts on SNFs and chains of SNF operators with findings of substandard care or repeat violations of Medicare and Medicaid standards. CMS has also increased its oversight of state survey agencies and has improved the process by which data is captured from these surveys. As an added measure of improving patient care, the ACA provides for the funding of a state background check system for job applicants to long-term care providers who will have direct access to patients. CMS has begun the administration of this program, and, as of October 2020, had awarded funding to approximately half of the states.

In addition, CMS adopted regulations expanding federal and state authority to impose civil monetary penalties in instances of noncompliance. When CMS or state agencies identify deficiencies under state licensing and Medicare and Medicaid standards, they may impose sanctions and remedies such as denials of payment for new Medicare and Medicaid admissions, civil monetary penalties, state oversight, temporary management or receivership and loss of Medicare and Medicaid participation or licensure on SNF operators. Our senior living communities may incur sanctions and penalties from time to time. If we are unable to cure deficiencies that have been identified or that are identified in the future, or if appeals of proposed sanctions or penalties are not successful, decertification or additional sanctions or penalties may be imposed. These consequences may adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations.

Therapy Services – Provider Reimbursement. Our rehabilitation and wellness segment, including Ageility, provides various therapy services, including physical therapy, occupational therapy and speech therapy. The outpatient therapy revenue received by our providers is tied to the Medicare Physician Fee Schedule, or MPFS, which has historically been subject to limitations on the amount of therapy services that can be provided, as well as limitations on annual cost growth. For example, in 2006, Medicare payments for outpatient therapies became subject to payment limits. The DRA created an exception process under which beneficiaries could request an exception from the cap and be granted the amount of services deemed medically necessary by Medicare, while the Bipartisan Budget Act of 2018 permanently repealed the caps, effective January 1, 2018.

CMS has implemented a Merit-Based Incentive Payment System, or MIPS, and Advanced Alternative Payment Models, or APMs, which together CMS calls the Quality Payment Program. These reforms were mandated under MACRA and replace the Sustainable Growth Rate, or SGR, methodology for calculating updates to the MPFS. Starting in 2019, providers may be subject to either MIPS payment adjustments or APM incentive payments. MIPS consolidates the various CMS incentive and quality programs into a single reporting mechanism. Providers will receive either incentive payments or reimbursement cuts based on their compliance with MIPS requirements and their performance against a mean and median threshold of all MIPS eligible providers. CMS expanded the definition of MIPS-eligible clinicians to include physical and occupational therapists. APMs are innovative models approved by CMS for paying healthcare providers for services provided to Medicare beneficiaries that draw on existing programs, such as the bundled payment and shared savings models.

In addition, under MACRA, there have been and will be MPFS conversion factor updates. The Bipartisan Budget Act of 2018 reduced the conversion factor for 2019 from 0.5% to 0.25%. For 2020 through 2025, the conversion factor will be further reduced to 0.0%.

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

In December 2020, CMS published a final rule that updates the MPFS for the calendar year 2021. Amongst other changes, the rule adds certain services to the Medicare Telehealth Services list, either permanently or for the duration of the National Emergency, and reduces the frequency limitations for nursing facility care services delivered through telehealth. The final rule also includes increases to certain visit codes, including evaluation and management services. However, in order to maintain mandatory budget neutrality, these increases are offset by a decrease in the PFS conversion factor. The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020 further revised the PFS conversion factor to have a less substantial decrease, with such revision expected to result in a 3% decrease in reimbursement for therapy services.

Our Medicare Part B outpatient therapy provider revenue rates are tied to the MPFS and may be affected by these modifications; however, we are unable to predict the impact of these modifications on the Medicare rates received by our providers.
Furthermore, physical therapy, occupational therapy and speech, hearing and language disorder services are optional benefits under Medicaid and thus states may choose whether or not to provide coverage of such benefits. We expect states will continue to experience budgetary pressures, and certain states may choose these services to be cut to reduce Medicaid spending; however, we are unable to predict whether such cuts will occur and the impact of such cuts on us.

Certificates of Need. As a mechanism to prevent overbuilding and subsequent healthcare price inflation, many states limit the number of SNFs by requiring developers to obtain certificates of need, or CONs, before new facilities may be built or additional beds may be added to existing facilities. As noted above, a few states also limit the number of assisted living facilities by requiring CONs. In addition, some states (such as California and Texas) that have eliminated CON laws have retained other means of limiting new development, including moratoria, licensing laws or limitations upon participation in the state Medicaid program. These government requirements limit expansion, which we believe may make existing SNFs more valuable by limiting competition.

Healthcare Reform. The ACA has resulted in changes to insurance, payment systems and healthcare delivery systems. The ACA was intended to expand access to health insurance coverage, including the expansion of access to Medicaid coverage, and reduce the growth of healthcare expenditures while simultaneously maintaining or improving the quality of healthcare. The ACA also encouraged the development and testing of bundled payment for services models, the development of Medicare value-based purchasing plans as well as several initiatives to encourage states to develop and expand home and community-based services under Medicaid. Some of the provisions of the ACA took effect immediately, whereas others took effect or will take effect at later dates. Recently, the ACA has been subject to significant reform, repeal and revision efforts by the executive and legislative branches of the federal government and subject to changes resulting from lawsuits filed with the judicial branch of the federal government. It is unclear what the result of any of these legislative, executive and regulatory reform efforts may be or the effect they may have on us, if any. For example:

•In 2018, the ACA was also subject to lawsuits that sought to invalidate some or all of its provisions. In February 2018, a lawsuit brought in federal district court in Texas by 18 attorneys general and two governors argued that, following the legislative repeal of the ACA mandate’s tax penalties by the Tax Cuts and Jobs Act of 2017 (which set the penalty to $0), the entire ACA should be enjoined as invalid. On December 14, 2018, the district court found that the ACA, following the mandate repeal, was unconstitutional. Following the ruling, additional state attorneys general intervened as defendants in the case and on December 30, 2018, the court granted the intervenor defendants’ request for a stay pending appeal.

•In January 2019, the Department of Justice, or the DOJ, and the intervenor defendants appealed the district court’s 2018 decision to the Fifth Circuit Court of Appeals. On December 18, 2019, a three-judge panel of the Fifth Circuit Court of Appeals held in a 2-1 opinion that the ACA’s individual mandate was unconstitutional, but, rather than determining whether the remainder of the ACA is valid, the Fifth Circuit Court of Appeals remanded the case for additional analysis on severability. In March 2020, the Supreme Court agreed to review the case and oral arguments were held on November 10, 2020.

The effect of the transition from the Trump administration to the Biden administration in January 2021 on the ACA is unknown at this time. If the ACA is repealed, replaced or modified, additional regulatory risks may arise and our future financial results could be adversely and materially affected. We are unable to predict the impact of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates and federal Medicare rates and federal payments to states for Medicaid programs discussed above on us. The changes implemented or to be implemented as a result of such actions could result in the failure of Medicare, Medicaid or private payment reimbursement rates to cover increasing costs, in a reduction in payments or other circumstances.

Regulatory Reform. In the fall of 2020, the Trump administration, including HHS, updated its “Unified Agenda of Regulatory and Deregulatory Actions,” which lists the scope and anticipated timing of pending and future regulations. In releasing the agenda, the Administration highlighted its “ongoing progress toward the goals of more effective and less burdensome regulation." It is unclear how these regulatory reform efforts will impact our operations or whether the Biden administration will continue these efforts. Some of the regulatory updates described above may in the future, be repealed, replaced or modified as a result of these regulatory reform efforts, if such efforts continue. For instance, in the latest update, HHS notes CMS's efforts to assist healthcare providers and suppliers in responding to the National Emergency through its issuance of regulatory waivers and other flexibilities. CMS has identified some of these waivers as opportunities to eliminate the burden permanently.

We are unable to predict the impact on us of these or other regulatory reform efforts. While these efforts could ultimately decrease the regulatory burden for our operations in the long-term, they may increase regulatory uncertainty in the near term.

Enforcement. Federal and state efforts to target false claims, fraud and abuse and violations of anti‑kickback, physician referral (including the Ethics in Patient Referrals Act of 1989), privacy and consumer protection laws by providers under Medicare, Medicaid and other public and private programs have increased in recent years, as have civil monetary penalties, treble damages, repayment requirements and criminal sanctions for noncompliance. The FCA, as amended and expanded by the Fraud Enforcement and Recovery Act of 2009, and the ACA, provides significant civil monetary penalties and treble damages for false claims and authorizes individuals to bring claims on behalf of the federal government for false claims and earn a percentage of the government's recovery should the government intervene. These incentives have led to a steady increase in whistleblower actions. The federal Civil Monetary Penalties Law authorizes the Secretary of HHS to impose substantial civil penalties, treble damages and program exclusions administratively for false claims or violations of the federal Anti-Kickback Statute. In addition, the ACA increased penalties under federal sentencing guidelines by between 20% and 50% for healthcare fraud offenses involving more than $1.0 million. State Attorneys General typically enforce consumer protection laws relating to senior living services, clinics and other healthcare facilities.

Government authorities are devoting increasing attention and resources to the prevention, detection and prosecution of healthcare fraud and abuse. The OIG has guidelines for SNFs intended to assist them in developing voluntary compliance programs to prevent fraud and abuse. CMS contractors are also expanding the retroactive audits of Medicare claims submitted by SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third-party payers are conducting similar medical necessity and compliance audits.

In addition, federal agencies have announced intentions to enhance enforcement efforts to improve the quality and safety of care in nursing homes, which will impact our operations and increase our operating costs. For example, in accordance with the previously announced attention by CMS regarding the overuse of antipsychotics in nursing homes, CMS stated its intention to use civil monetary penalties and denial of Medicare reimbursement to penalize nursing homes that fail to adopt strategies to lower medically-unnecessary use of antipsychotic medications. Further, the DOJ announced a National Nursing Home Initiative to pursue civil and criminal penalties against “nursing homes that provide grossly substandard care to their residents.” The DOJ stated that it would consider a number of factors in identifying problematic nursing homes, including:
(1) consistent failure to provide adequate nursing staff; (2) failure to adhere to basic protocols for hygiene and infection control; (3) failure to provide sufficient food to residents; (4) withholding of pain medication; and (5) use of physical or chemical restraints to restrain or sedate residents.

The ACA facilitates the DOJ’s ability to investigate allegations of wrongdoing or fraud at SNFs, in part because of increased cooperation and data sharing among CMS, the OIG, the DOJ and the states. On October 20, 2020, the DOJ issued its Annual Report to Congress on its Work to Combat Elder Fraud and Abuse, highlighting among its nursing home cases a $15.0 million settlement and Corporate Integrity Agreement resolving False Claims Act allegations regarding medically unnecessary rehabilitation services. The significant nature of the settlement indicates that the federal government is increasingly focused on the appropriateness of billing practices of, and medical necessity of services provided at, SNFs. The DOJ has also established 10 regional intergovernmental Elder Justice Task Forces across the country to identify and take enforcement action against SNFs that provide substandard care to residents. In September 2019, the DOJ announced that it intends to identify criminal charges, such as wire fraud or healthcare fraud, that can be brought alongside civil actions against SNFs and employees accused of abusing or defrauding elderly patients.

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

Current state laws and regulations allow enforcement officials to make determinations as to whether the care provided at our senior living communities exceeds the level of care for which a particular community is licensed, which could result in the closure of the community and the immediate discharge and transfer of residents. Citations or revocation of a license or certification at one community could impact our ability to obtain new licenses or certifications or to maintain or renew existing licenses and certifications at other communities, and trigger defaults under our management agreements with DHC, our leases and our credit agreement or adversely affect our ability to operate or obtain financing in the future. In addition, an adverse finding by state officials could serve as the basis for lawsuits by private plaintiffs and lead to investigations under federal and state laws, which could result in civil and/or criminal penalties against the community as well as a related entity.

Other Matters. We must comply with laws designed to protect the confidentiality and security of individually identifiable information. Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, we must comply with rules adopted by HHS governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information, or PHI, and also with security rules for electronic PHI. There may be both civil monetary penalties and criminal sanctions for non-compliance with these laws. Under the HITECH Act, penalties for violation of certain provisions may be as high as $50,000 per violation for a maximum civil penalty of $1.5 million per calendar year. In January 2013, HHS released the HIPAA Omnibus Rule, or the Omnibus Rule, which modified various requirements, including the standard for providing breach notices, which previously required an analysis of the harm of any disclosure, to a more objective analysis relating to whether any PHI was actually acquired or viewed as a result of the breach. On December 10, 2020, HHS issued a proposed rule that would modify certain standards, definitions, and patient rights under the HIPAA Privacy Rule to address barriers to coordinated care and case management. The effect of this proposed rule, if finalized, upon our operations is unknown at this time. In addition to HIPAA, many states have enacted their own security and privacy laws relating to individually identifiable information, including financial information and health information. For example, the California Consumer Privacy Act became effective in 2020, and we expect additional federal and state legislative and regulatory efforts to regulate consumer privacy in the future. In some states, these laws are more burdensome than HIPAA. In instances in which the state provisions are more stringent than or differ from HIPAA, our communities must comply with both the applicable federal and state standards. If we fail to comply with applicable federal or state standards, we could be subject to civil sanctions and criminal penalties, which could materially and adversely affect our business, financial condition and results of operations. HIPAA enforcement efforts have increased considerably over the past few years, with HHS, through its Office for Civil Rights, entering into several multi-million dollar HIPAA settlements in 2020 alone. Finally, the Office for Civil Rights and other regulatory bodies have become increasingly focused on cybersecurity risks, including the emerging threat of ransomware and similar cyber-attacks. The increasing sophistication of cybersecurity threats presents challenges to the entire healthcare industry.

We must also comply with the Americans with Disabilities Act, or the ADA, and similar state and local laws to the extent that such communities are “public accommodations” as defined in those laws. The obligation to comply with the ADA and other similar laws is an ongoing obligation, and we continue to assess our communities and make appropriate modifications.

Insurance

Litigation against senior living and healthcare companies continues to increase, and liability insurance costs continue to increase as a result. In addition, our employee benefit costs, including health insurance and workers’ compensation insurance, generally continue to increase and increased during the year ended December 31, 2020 due to the Pandemic and we expect that these increased costs due to the Pandemic may continue in the future. To partially offset these insurance cost increases, among other things, we have:

•a fully self-insured program for all health-related claims of covered team members;

•increased the deductible or retention amounts for which we are liable under our liability insurance;

•operated an offshore captive insurance company which participates in our workers’ compensation, professional and general liability and certain of our automobile liability insurance programs, which may allow us to reduce our net insurance costs by retaining the earnings on our reserves, provided our claims experience does not exceed that projected by various statutory and actuarial formulas;

•increased the amounts that some of our team members are required to pay for health insurance coverage and co-payments for health services and pharmaceutical prescriptions and decreasing the amount of certain healthcare benefits as well as adding a high deductible health insurance plan as an option for our team members;

•utilized insurance and other professional advisors to help us establish programs to reduce our workers’ compensation and professional and general liabilities, including programs to prevent liability claims and to reduce workplace injuries; and

•utilized insurance and other professional advisors to help us establish appropriate reserves for our retained liabilities and captive insurance programs.

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

For more information on our self-insurance see Note 2 and 15 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

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

Under our previously existing leases with DHC, we agreed to indemnify DHC for any environmental liabilities it may incur related to the senior living communities subject to those leases and the properties on which they are located. We reviewed environmental surveys of certain of our owned and previously leased, but now managed, properties prior to their purchase or the commencement of our leasing of those senior living communities. Based upon environmental surveys, we obtained and reviewed for certain of our senior living communities, as well as the results of operations at our senior living communities; we do not believe that there are environmental conditions at any of the senior living communities we currently operate that have had or will have a material adverse effect on us. However, we cannot be sure that environmental conditions are not present at our owned or previously leased properties, that DHC will fund potential costs we incur in the future related to any such conditions if they relate to a senior living community we manage for DHC, or that such potential costs will not have a material adverse effect on our business or financial condition or results of operations.

When major weather or climate-related events, such as hurricanes, floods and wildfires, occur near our senior living communities, we may relocate the residents at our senior living communities to alternative locations for their safety and close or limit the operations of the impacted senior living community until the event has ended and the senior living community is then ready for operation. We may incur significant costs and losses as a result of these activities, both in terms of operating, preparing and repairing our senior living communities in anticipation of, during and after severe weather or climate-related event, and suffer potential lost business due to the interruption in operating our senior living communities. Our insurance may not adequately compensate us for these costs and losses.

Concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our senior living communities to increase. In the long-term, we believe any such increased costs will be passed through and paid by our residents and other customers in the form of higher charges for our services. However, in the short-term, these increased costs, if material in amount, could materially and adversely affect our financial condition and results of operations. For more information regarding climate change and other environmental matters and their possible adverse impact on us, see “Risk Factors—Risks

Related to Our Business—Our operations are subject to environmental risks and liabilities,” “Risk Factors—Risks Related to Our Business—Our operations are subject to risks from adverse weather and climate events” and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change".

We are aware of the impact of our communities on the environment. When we renovate our senior living communities, we generally use energy-efficient products, including lighting, windows and heating ventilation and air conditioning equipment.

Internet Website

Our internet website address is www.fivestarseniorliving.com. Copies of our governance guidelines, our code of business conduct and ethics, or our Code of Conduct, and the charters of our audit, quality of care, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Five Star Senior Living Inc., Two Newton Place, 255 Washington Street, Newton, Massachusetts 02458-1634. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, through the "Investor Relations" section of our website, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. Any material we file with or furnish to the SEC is also maintained on the SEC website, www.sec.gov. Security-holders may send communications to our Board or individual Directors by writing to the party for whom the communication is intended at c/o Secretary, Five Star Senior Living Inc., Two Newton Place, 255 Washington Street, Newton, Massachusetts 02458 or by email at secretary@5ssl.com. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Those disclosures will be included on our website in the “Investor Relations” section. Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

Item 1A. Risk Factors

Risks Related to Our Business

The Pandemic has had, and may continue to have, a materially adverse effect on our business, operations, financial results and liquidity and its duration is unknown.

The Pandemic has had a negative impact on the global economy, including certain industries in the U.S. economy that are primarily focused on personal services.

These conditions have had, and will likely continue to have, a material and adverse impact on our business, results of operations and liquidity. Occupancy at our senior living communities has continually declined during the Pandemic and we expect these declines may continue for a sustained period of time, which we expect would have a significant adverse impact on our financial results. Although the rates we charge residents has not changed significantly to date as a result of the Pandemic, that could change if the Pandemic continues or economic conditions worsen. We earn management fees based on a percentage of revenues generated at the senior living communities that we manage; therefore, declines in occupancy, restrictions on admitting new residents and the closure or curtailment of operations of senior living communities we manage, without sufficient offsets from increased rates or other revenues, and vice versa, have and likely will continue to reduce the management fees we earn. In addition, the Pandemic may further adversely impact our business if shortages in the materials we need to operate our senior living communities or staffing shortages result. Additionally, the Pandemic could continue to significantly increase certain operating costs for our senior living communities, including labor costs due to agency usage or overtime pay and our costs to obtain PPE, to incorporate enhanced infection control measures and to implement quarantines for residents. Also, we believe that our insurance costs may continue to rise as a result of claims or litigation associated with the Pandemic. In addition, as a result of the Pandemic, Ageility has been forced to close certain outpatient clinics temporarily and we significantly reduced the number of new clinics we planned to open during 2020. As a result, revenues from our Ageility business have been, and may continue to be, negatively impacted.

Although immunization against COVID-19 is in process, it is expected to continue through the first quarter of 2021, and with considerable effort and expense, for all of the residents and team members in our senior living communities to be vaccinated and even longer for the vaccines to be produced, distributed and administered to a sufficient number of people to enable the cessation of the Pandemic. In addition, we may be subject to claims by residents and team members related to vaccine administration by us or the care provided by us following administration of the vaccine and we cannot be sure we will be protected from liability as a result of being a "Covered Person" under the Public Readiness and Emergency Preparedness Act.

We cannot predict the extent and duration of the Pandemic or its economic impact, but we expect the adverse consequences will be substantial. Further, the extent and strength of any economic recovery after the Pandemic abates is uncertain and subject to various factors and conditions. Our business, operations and financial position may continue to be negatively impacted after the Pandemic abates and may remain at depressed levels compared to prior to the outbreak of the Pandemic for an extended period.

The high levels of infected COVID-19 patients and deaths at senior living communities and resulting negative publicity may have a long-term significant detrimental impact on the senior living industry.

COVID-19 has been particularly harmful to seniors and persons with pre-existing health conditions. If the senior living industry continues to experience high levels of COVID-19 infections among residents and related deaths, and news accounts emphasize these experiences, seniors may delay or forgo moving into senior living communities or using other services provided by senior living operators. As a result, our senior living communities’ business and our results of operations may experience a long-term significant detrimental impact.

We may fail to operate profitably and grow our revenues.

Most of the senior living communities we manage are owned by DHC and we operate those senior living communities pursuant to the New Management Agreements that became effective following the Restructuring Transactions. Pursuant to these New Management Agreements, DHC funds the operations and capital needs of those senior living communities, which alleviates us of those funding commitments. In return, we earn base management fees and construction supervision fees based on a fixed percentage of revenues and construction costs for construction projects we manage at those senior living communities. As a result, our ability to grow our revenues from managing those senior living communities will be limited to the applicable fee percentages related to the growth of revenues or applicable construction costs from those senior living communities, subject to any incentive fees we may earn. In addition, some of our costs are fixed or cannot be, or may be delayed in being, proportionally adjusted in response to any decline in fees and other revenues we may experience. As a result, a small percentage decline in our revenues or increase in our expenses could have a material adverse impact on our operating results.

In addition to managing senior living communities for DHC, we own senior living communities outright and lease senior living communities from another owner of senior living communities, as well as providing other services, such as rehabilitation, wellness and home health services. We may grow these businesses or engage in new or additional businesses in the future. If we do not profitably operate our businesses, the losses we may incur from these businesses, together with corporate and general and administrative expenses we may incur, may exceed the fees we earn from managing senior living communities for DHC and we may incur operating losses as a result.

Termination of assisted living resident agreements and resident attrition could adversely affect our revenues and earnings.

Unlike typical apartment leases that typically have a one-year term, state regulations governing assisted living communities typically require that senior living community residents have the right to terminate their assisted living resident agreements for any reason on reasonable (30 to 60 days’) notice. Should a large number of our residents elect to terminate their resident agreements at or around the same time, our revenues and earnings could be materially and adversely affected. In addition, the advanced ages of our senior living residents may result in high resident turnover rates.

Current and future trends in healthcare and the needs and preferences of older adults could have a material adverse effect on our business, financial condition and results of operations.

The healthcare industry is dynamic. The needs and preferences of older adults have generally changed over the past several years, including preferences for older adults to reside in their homes permanently or to delay moving to senior living communities until they require greater care. Further, rehabilitation services and other services are increasingly available and being provided to older adults on an outpatient basis or in older adults’ personal residences, which may cause older adults to delay moving to senior living communities. Such delays may result in decreases in our occupancy rates and increases in our resident turnover rates. Moreover, older adults who do eventually move to senior living communities may have greater care needs and acuity, which may increase our cost of doing business, expose us to additional liability or result in lost business and shorter stays at our senior living communities. These trends may negatively impact our occupancy rates, revenues, cash flows and results of operations.

Additionally, if we fail to identify and successfully act upon future changes and trends in healthcare and the needs and preferences of older adults, our business, financial condition, results of operations and prospects will be adversely impacted.

Circumstances that adversely affect the ability of older adults or their families to pay for our services could cause our revenues and results of operations to decline.

Because government benefits, such as Medicare and Medicaid, are not generally available for services at independent and assisted living communities, our residents paid from their private resources approximately 86.3% of the total resident fees in connection with the senior living communities we operated during the year ended December 31, 2020, and we expect to continue to rely on our residents’ ability to pay for our services from their private resources. Economic downturns, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of older adults to afford our resident fees. Our prospective residents frequently use the proceeds from their home sales to pay our entrance and resident fees. Downturns or stagnation in the U.S. housing market could adversely affect the ability, or perceived ability of older adults to afford these fees. Also, recent high unemployment as a result of the Pandemic may reduce the ability of family members to assist their older relatives in paying these fees. If we are unable to retain and/or attract older adults with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services and other service offerings, our revenues and results of operations could decline.

We face significant competition.

We compete with numerous other senior living community operators, as well as companies that provide senior living services, such as home healthcare companies and other real estate based service providers. Some of our competitors are larger and have greater financial resources than us and some are not for profit entities that have endowment income and may not face the same financial pressures that we do. We cannot be sure that we will be able to attract a sufficient number of residents to our senior living communities at rates that will generate acceptable returns or that we will be able to attract team members and keep wages and other employee benefits, insurance costs and other operating expenses at levels that will allow us to compete successfully and operate profitably.

In recent years, a significant number of new senior living communities have been developed. Although there are indications that the rate of newly started developments has recently declined and further slowed due to the Pandemic, new inventory is expected to still hit the market in the near term due to the increased development of senior living communities in the past several years, and this increased supply of senior living communities has increased and will continue to increase competitive pressures on us, particularly in certain geographic markets where we operate senior living communities, and we expect these competitive challenges to continue for the foreseeable future. These competitive challenges may prevent us from maintaining or improving occupancy and rates at our senior living communities, which may adversely affect their profitability and, therefore, negatively impact our revenues, cash flows and results from operations.

Changes in the reimbursement rates, methods, or timing of payment from government programs, including Medicare and Medicaid, or other reductions in reimbursement for senior living and healthcare services could adversely impact our revenues.

Our revenues rely in part on reimbursement from government programs and third party payers for the senior living and rehabilitation services we provide. The healthcare industry in the United States is subject to continuous reform efforts and pressures to reduce costs. Some of our operations, especially the SNFs we manage on behalf of DHC and our Ageility business, receive significant revenues from Medicare and Medicaid. The rates and amounts of payments under these programs are subject to periodic adjustment and there have been numerous recent legislative and regulatory actions or proposed actions with respect to Medicare and Medicaid payments, insurance and healthcare delivery. Additionally, we receive significant payments from third party payers for certain of our rehabilitation and wellness services, including approximately 50.6% and 44.1% of our total revenues for the years ended December 31, 2020 and 2019, respectively. These private third party payers continue their efforts to control healthcare costs and decrease payments for our services through direct contracts with healthcare providers, increased utilization review practices and greater enrollment in managed care programs and preferred provider organizations. Any reduction in the payments we receive from Medicare, Medicaid and third party payers could result in the failure of those reimbursements to cover our costs of providing required services to our residents and clients and could have a material adverse effect on our business, financial condition and results of operations.

Increases in our labor costs and staffing turnover may have a material adverse effect on us.

The success of our senior living communities depends on our ability to attract and retain team members for the day-to-day operations of those communities. We continue to face upward pressure on wages and benefits due to high competition for qualified personnel in our industry, low unemployment prior to the onset of the Pandemic and recent proposed and enacted legislation to increase the minimum wage in certain jurisdictions. The market for regional and executive directors at our communities, and qualified nurses, therapists and other healthcare professionals is highly competitive, and periodic or geographic area shortages of such healthcare professionals, as well as the added pressure of the Pandemic, may require us to increase the wages and benefits we offer to our team members in order to attract and retain them or to utilize temporary personnel at an increased cost. In addition, employee benefit costs, including health insurance and workers’ compensation insurance costs, have materially increased in recent years.

Our labor costs have increased because of the Pandemic, including because of increased staffing needs and team member exposure to COVID-19. Staffing turnover at our senior living communities is common and has increased as a result of the Pandemic, the current competitive labor market conditions and the competitive environment in the senior living industry. We have had to rely on more expensive agency help or pay overtime to adequately staff our communities and clinics. Labor unions also attempt to organize our team members from time to time; if our team members were to unionize, it could result in business interruptions, work stoppages, the degradation of service levels due to work rules, or increased operating expenses that may adversely affect our results of operations.

Additionally, our operations are subject to various employment related laws and regulations, which govern matters such as minimum wages, the Family and Medical Leave Act, overtime pay, compensable time, recordkeeping and other working conditions, and a variety of similar laws that govern these and other employment related matters. We are currently subject to employment related claims in connection with our operations. These claims, lawsuits and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes. Because labor represents a significant portion of our operating expenses, compliance with these evolving laws and regulations could substantially increase our cost of doing business, while failure to do so could subject us to significant back pay awards, fines and lawsuits and could have a material adverse effect on our business, financial condition and results of operations.

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

Licensing and Medicare and Medicaid laws require operators of senior living communities and rehabilitation and wellness clinics to comply with extensive standards governing operations and physical environments. Federal and state laws also prohibit fraud and abuse by senior living healthcare providers and rehabilitation and wellness clinic operators, including civil and criminal laws that prohibit false claims and regulate patient referrals in Medicare, Medicaid and other payer programs. In recent years, federal and state governments have devoted increased resources to monitoring the quality of care at senior living communities and to anti‑fraud investigations in healthcare generally. CMS contractors, state Medicaid programs and other third-party payers continue to conduct medical necessity and compliance audits. When federal or state agencies identify violations of anti‑fraud, false claims, anti‑kickback and physician referral laws, they may impose or seek civil or criminal penalties, treble damages and other government sanctions, and may revoke a community’s license or make conditional or exclude the community from Medicare or Medicaid participation. The ACA amended the federal Anti‑Kickback Statute and the FCA, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers and for severe fines and penalties to be imposed. In addition, when these agencies determine that there has been quality of care deficiencies or improper billing, they may impose or seek various remedies or sanctions, including denial of new admissions, exclusion from Medicare or Medicaid program participation, monetary penalties, restitution of overpayments, government oversight, temporary management, loss of licensure and criminal penalties.

Current state laws and regulations allow enforcement officials to make determinations as to whether the care provided at our senior living communities exceeds the level of care for which a particular community is licensed, which could result in holds on accepting new residents, or the closure of the facility and the immediate discharge and transfer of residents. Citations or revocation of a license or certification at one community could impact our ability to obtain new licenses or certifications or to maintain or renew existing licenses and certifications at other communities, and trigger defaults under our management agreements with DHC, our leases with PEAK and our credit agreement, adversely affect our ability to operate our senior living communities or our Ageility clinics or obtain financing in the future.

Our senior living communities incur sanctions and penalties from time to time. As a result of the healthcare industry’s extensive regulatory system and increasing enforcement initiatives, we have experienced increased costs for monitoring quality of care compliance, billing procedures and compliance with referral laws and other laws that apply to us, and we expect these costs may continue to increase.

Provisions of the ACA could reduce our income and increase our costs.

The ACA regulates insurance, payment and healthcare delivery systems that have affected, and will continue to affect our revenues and costs. The ACA provides for multiple reductions to the annual market updates for inflation that may result in reductions in SNF Medicare payment rates. The ACA includes other provisions that may affect us, such as enforcement reforms and Medicare and Medicaid program integrity control initiatives, new compliance, ethics and public disclosure requirements, initiatives to encourage the development of home and community based long-term care services rather than institutional services under Medicaid, value based purchasing plans and a Medicare post-acute care pilot program to develop and evaluate making a bundled payment for services, including physician and SNF services, provided during an episode of care. We are unable to predict the impact on us of the insurance, payment, and healthcare delivery systems provisions contained in and to be developed pursuant to the ACA. In addition, maintaining compliance with the ACA requires us to expend management time and financial resources.

Our business requires us to make significant capital expenditures to maintain and improve our senior living communities and to retain our competitive position in the senior living industry.

Our senior living communities sometimes require significant expenditures to address required ongoing maintenance or to make them more attractive to residents. Various government authorities mandate certain physical characteristics of senior living communities; changes in these regulations may require us to make significant expenditures. In addition, we are often required to make significant capital expenditures when we acquire or newly lease senior living communities. Our available financial resources may be insufficient to fund these expenditures. We incur capital costs for senior living communities we own or lease and for our other businesses and corporate level activities. Further, increases in capital costs at our managed senior living communities may negatively impact the financial metrics at our senior living communities and our potential to earn incentive fees for these senior living communities or even give DHC a right to terminate the applicable management agreements. DHC’s failure to make certain capital expenditures may result in our senior living communities being less competitive and in our earning less management fees.

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

In several well publicized instances, private litigation by residents of senior living communities for alleged abuses has resulted in large damage awards against other senior living companies. As a result, the cost of our liability insurance continues to increase. Medical liability insurance reforms have not generally been adopted, and we expect our insurance costs may continue to increase.

Litigation may subject us to adverse rulings and judgments that may materially impact our business, operating results and liquidity. In addition, defending litigation distracts the attention of our management and may be expensive. For more information regarding certain of the settled employee litigation matters, our legal contingencies and past legal and compliance matters, see Note 12 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

If we do not achieve and maintain a high quality of care, payments through pay-for-performance and value-based purchasing programs may be reduced, and the overall attractiveness of our senior living communities to potential residents could decrease as more quality data becomes publicly available.

CMS is moving toward pay-for-performance programs, such as value-based payment, as an alternative to fee-for-service reimbursement. In October 2016, CMS issued a final rule to implement the Quality Payment Program. Beginning in 2019, providers were subject to either MIPS payment adjustments or APM incentive payments. Under PAMA, since October 2018, Medicare payment rates are now partially based on SNFs’ performance scores on a hospital readmission measure as part of CMS’s new SNF Value-Based Purchasing Program. Under the IMPACT Act, SNFs are required to report certain quality measures, resource use measures and certain patient assessment data in a standardized and interoperable format. SNFs that fail to comply with the reporting requirements are subject to a 2% reduction in their Medicare payment rates. Since October 2018, HHS has made SNF-reported data publicly available on its Nursing Home Compare website. We cannot predict the impact of these quality-driven payment reforms, but they may be material to and adversely affect our future results of operations. In addition, we cannot predict the impact of more quality data becoming publicly available, but if we do not achieve and maintain a high quality of care, the overall attractiveness of our communities to potential residents could decrease.

We may fail to comply with the terms of our credit agreement.

Our credit agreement includes various conditions, covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. For example, our credit agreement requires us to comply with certain financial and other covenants. Our ability to comply with such covenants will depend upon our ability to operate our business profitably. If the recent trends in occupancy, rates and employment and other costs and expenses continue or increase, we may incur operating losses. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our security holders.

If we default under our credit agreement, our lenders may demand immediate payment. Any default under our credit agreement that results in acceleration of our obligations to repay outstanding indebtedness would likely have serious adverse consequences to us, including the possible foreclosure of the real estate mortgages on 11 senior living communities owned by us, and would likely cause the value of our securities to decline.

In the future, we may obtain additional debt financing, and the covenants and conditions that apply to any such additional debt may be more restrictive than the covenants and conditions that are contained in our credit agreement.

Changes in market interest rates may adversely affect us.

Interest rates are at relatively low levels on a historical basis, and the U.S. Federal Reserve System has indicated that it does not expect to raise interest rates in response to the Pandemic and current market conditions until at least the end of 2023. There can be no assurance, however, that the U.S. Federal Reserve System will not raise rates prior to that time. Any increases in market interest rates may materially and negatively affect us in several ways, including:

•increases in interest rates could adversely impact the housing market and reduce demand for our services and occupancy at our senior living communities, which could reduce the likelihood that we will earn incentive fees at our managed senior living communities if the EBITDA we realize at our managed senior living communities declines as a result;

•amounts outstanding under our credit facility require interest to be paid at variable interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our debt when it becomes due and our ability to fund our operations and working capital; and

•an increase in interest rates could negatively impact the market value of our owned senior living communities and limit our ability to sell any owned senior living communities. Increased interest rates would increase our costs for, and may limit our ability to obtain, mortgage financing.

Conversely, low market interest rates, particularly if they remain over a sustained period, may increase our use of debt capital to fund property acquisitions, lower capitalization rates for property purchases and increase competition for property purchases, which may reduce opportunities for us to operate additional communities.

Our growth strategy may not succeed.

We intend to continue to grow our business by entering into additional long-term management arrangements for senior living communities and growing the ancillary services we provide in which residents’ private resources account for all or a large majority of revenues. Our business plans include seeking to take advantage of expected long-term increases in demand for senior living communities and health and wellness services. Our growth strategy is subject to risks, including, but not limited to, the following:

•we may not be an attractive business partner given our operating history and the liquidity challenges we have experienced;

•we may be unable to identify and acquire or newly manage or lease additional senior living communities and rehabilitation and wellness services clinics on acceptable terms;

•we may be unable to access the capital required to manage additional senior living communities and operate rehabilitation and wellness services clinics or grow ancillary services;

•we may not achieve the operating results we expect from senior living communities we operate or any rehabilitation and wellness or other services we may provide;

•it may take a period of time to stabilize the operations of senior living communities after we acquire, or commence managing or leasing, them;

•integrating the operations of newly managed senior living communities and rehabilitation and wellness services clinics we commence operating, or other rehabilitation and wellness services we may provide, may disrupt our existing operations, or may cost more than anticipated;

•we may fail to realize any expected operating or cost efficiencies from any future additional senior living communities or rehabilitation and wellness services clinics we operate;

•we may commence operating senior living communities that are subject to unknown liabilities and without any recourse, or with limited recourse, such as liability for the cleanup of undisclosed environmental contamination or for claims by residents, vendors or other persons related to actions taken by former owners or operators of the communities;

•any failure to comply with licensing requirements at our senior living communities, rehabilitation and wellness services clinics or elsewhere may prevent our obtaining or renewing licenses needed to conduct and grow our businesses; and

•senior living communities and rehabilitation and wellness services clinics that we commence operating, and any new or expanded rehabilitation and wellness services we may seek to provide might require significant management attention that would otherwise be devoted to our other business activities.

For these reasons, among others, our growth strategy may not succeed or may cause us to experience losses.

The substantial majority of the senior living communities that we operate are owned by DHC and our business is substantially dependent on our relationship with DHC.

Of the 252 senior living communities we operate, 228 are owned by DHC, and we manage all of those senior living communities pursuant to the New Management Agreements.

DHC may terminate the New Management Agreements in certain circumstances, including if the EBITDA we generate at our managed senior living communities does not exceed target levels or for our uncured material breach. Our business is substantially dependent upon our continued relationship with DHC. The loss of the New Management Agreements with DHC, or a material change to their terms less favorable to us, could have a material adverse effect on our business, financial condition or results of operations.

We rely on information technology and systems in our operations, and any material failure, inadequacy, interruption or security failure of that technology or those systems could materially and adversely affect us.

We rely on information technology and systems, including the Internet and cloud-based infrastructures, commercially available software and our internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of our business processes, including managing our building systems, financial transactions and maintenance of records, which may include personally identifiable information or protected health information of team members and residents. If we or our third party vendors experience material security or other failures, inadequacies or interruptions, we could incur material costs and losses and our operations could be disrupted. We take various actions, and incur significant costs, to maintain and protect the operation and security of our information technology and systems, including the data maintained in those systems. However, these measures may not prevent the systems’ improper functioning or a compromise in security.

Security breaches, computer viruses, attacks by hackers, and online fraud schemes can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The cybersecurity risks to us and our third-party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities against us, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in our or third parties' information technology networks and systems or operations. Any failure by us or our third party vendors to maintain the security, proper function and availability of information technology and systems could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.

We may fail to comply with laws governing the privacy and security of personal information, including relating to health.

We are required to comply with federal and state laws governing the privacy, security, use and disclosure of personally identifiable information and protected health information, including HIPAA and the HITECH Act, as updated by the Omnibus Rule. If we fail to comply with applicable federal or state standards, we could be subject to civil sanctions and criminal penalties, which could materially and adversely affect our business, financial condition and results of operations.

Insurance may not adequately cover our losses, and the cost of obtaining such insurance may continue to increase.

We purchase certain third party insurance coverage for our business and properties, including for casualty, liability, malpractice, fire, extended coverage and rental or business interruption loss insurance. Pursuant to our management agreements with DHC, we are obligated to maintain certain insurance coverage for our DHC managed senior living communities. Recently, the costs of insurance have increased significantly, and these increased costs have had an adverse effect on us and the operating results for our senior living communities. Although DHC funds the insurance premiums for our DHC managed senior living communities, the increased costs of insurance may negatively impact the financial results at those managed senior living communities or give rise to a DHC right of termination of the applicable management agreements if the EBITDA at those managed senior living communities does not meet certain targets. In addition, we are responsible for paying for insurance for other properties that we operate, including senior living communities that we own or lease, and increased insurance costs will adversely impact us as a result. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, or losses from terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or the owner may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to loss or to compensate us for our losses, including lost revenues or other costs. Certain losses, such as losses we may incur as a result of known or unknown environmental conditions, are not covered by our insurance. Market conditions or our loss history may limit the scope of insurance or coverage available to us on economic terms. If an uninsured loss or a loss in excess of insured limits occurs, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property.

We may incur significant costs from our self-insurance arrangements.

We self-insure up to certain limits for workers’ compensation, professional and general liability and automobile coverage. Claims in excess of these limits are insured up to contractual limits, over which we are self-insured. We fully self-insure all health-related claims for our covered employees. We may incur significant costs for claims and related matters under our self-insurance arrangements. We cannot be sure that our insurance charges and self-insurance reserve requirements will not increase, and we cannot predict the amount of any such increase, or to what extent, if at all, we may be able to offset any such increase through higher retention amounts, self-insurance or other means in the future. Although we determine our employee health insurance, workers’ compensation and professional and general liability self-insurance reserves with guidance from third party professionals, our reserves may nonetheless be inadequate. Determining reserves for the casualty, liability, workers’ compensation and healthcare losses and costs that we have incurred as of the end of a reporting period involves significant judgments based upon our experience and our expectations of future events, including projected settlements for pending claims, known incidents that we expect may result in claims, estimates of incurred but not yet reported claims, expected changes in premiums for insurance provided by insurers whose policies provide for retroactive adjustments, estimated litigation costs and other factors. Since these reserves are based on estimates, the actual expenses we incur may differ from the amount reserved and could result in our recognizing a significant amount of expenses in excess of our reserves. Our costs under our self-insurance arrangements may materially and adversely affect our business, results of operations and liquidity.

We are subject to limitations on our ability to use our net operating loss and tax credit carryforwards.

Our ability to deduct pre-2020 net operating loss carryforwards and tax credit carryforwards are subject to a significant annual limitation on account of the ownership changes resulting from the Restructuring Transactions, as described in Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. Losses and credits that arise after January 1, 2020, the effective date of the Restructuring Transactions, which currently are expected to be utilized to offset future taxable income, will not be subject to the limitations resulting from the Restructuring Transactions, but future changes in ownership may result in limitations on usage or elimination of those future losses and credits. Our bylaws contain provisions to facilitate the preservation of the tax treatment of our net operating losses and tax credit carryforwards, including provisions generally prohibiting a person or group from becoming a “5-percent shareholder” (as defined in the applicable Treasury regulations) without the consent of our Board. However, we cannot be sure that these restrictions will be effective or that our Board will not determine to waive such restrictions in the future. Moreover, net operating losses and other carryforwards are subject to other limitations under the United States Internal Revenue Code of 1986, as amended, or the IRC, including provisions generally restricting carryforwards of net operating losses arising in taxable years beginning after 2017 from offsetting more than 80% of the current year’s taxable income, which could affect our ability to utilize all of our existing net operating loss and tax credit carryforwards in a given year.

Our operations are subject to environmental risks and liabilities.

We are required to comply with various environmental laws governing the use, management and disposal of, and human exposure to, hazardous and toxic substances. If we fail to comply with such laws, or if the properties we own, operate or use for disposal are contaminated by such substances, we may be subject to penalties or other corrective action requirements and liabilities, including the costs to investigate or remediate such contamination. These laws also expose us to claims by third parties for costs and damages they may incur in connection with hazardous substances related to our activities and properties. If we experience these environmental liabilities and costs, they could have a material impact on our operating results and financial condition.

Our operations are subject to risks from adverse weather and climate events.

Severe weather may have an adverse effect on senior living communities we operate. Flooding caused by rising sea levels and severe weather events, including hurricanes, tornadoes and widespread fires have had and may have in the future an adverse effect on senior living communities we operate and result in significant losses to us and interruption of our business. When major weather or climate-related events occur near our senior living communities, we may relocate the residents of those senior living communities to alternative locations for their safety and close or limit the operations of the impacted senior living communities until the event has ended and the community is ready for operation. We may incur significant costs and losses as a result of these activities, both in terms of operating, preparing and repairing our senior living communities in anticipation of, during, and after a severe weather or climate-related event and in terms of potential lost business due to the interruption in operating our senior living communities. Our insurance may not adequately compensate us for these costs and losses.

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

The geographic concentration of our senior living communities exposes us to changes in market conditions in those areas.

We have a high concentration of senior living communities in certain geographic areas, including in Florida, North Carolina, South Carolina, Georgia, Texas and Indiana. As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental rules and regulations, acts of nature and other factors that may result in a decrease in demand for our services in these states could have an adverse effect on our revenues, results of operations and cash flow. In addition, we are particularly susceptible to revenue loss, cost increases or damage caused by severe weather conditions or natural disasters such as hurricanes, wildfires, earthquakes or tornadoes in those areas.

Widespread illnesses due to a severe cold or flu season or a pandemic (like COVID-19) could adversely affect the occupancy of our senior living communities.

Our revenues are dependent on occupancy at our senior living communities. If a severe cold or flu season, an epidemic or any other widespread illnesses, like COVID-19, were to occur in locations where our senior living communities are located, our revenues from those communities would likely be significantly adversely impacted. During such occasions, we may experience a decline in occupancy due to residents leaving our communities and, we may be required, or we may otherwise determine that it would be prudent, to quarantine some or all of the senior living community and not permit new residents during that time. Further, depending on the severity of the occurrence, we may be required to incur costs to identify, contain and remedy the impacts of those occurrences at those senior living communities. As a result, these occurrences could significantly adversely affect our results of operations.

The benefits we have realized and may continue to realize from participating in relief programs provided under the CARES Act may not be sufficient to enable us to withstand the current economic conditions and any extended economic downturn or recession which may result from the Pandemic.

We have received funds under the CARES Act, and have benefited from other relief measures pursuant to the CARES Act and other government stimulus, including the deferral of employer payroll taxes. Receipt of additional government funds and other benefits from the CARES Act is subject to, in certain circumstances, a detailed application and approval process and it is unclear whether we will meet any eligibility requirements, receive any funds and the extent to which these funds may offset our Pandemic-related cash flow disruptions. Additionally, retaining these funds subjects us to various terms and conditions. While we have taken steps to ensure compliance with these terms and conditions, any violation may trigger repayment of some or all of the funds received. Further, funds we have received or may receive, either directly through participation in government programs, or indirectly through increased revenues attributable to a possible economic recovery generated in whole or in part by the CARES Act, may not be sufficient to mitigate the impact of the Pandemic.

Risks Arising From Certain of Our Relationships

Our agreements and relationships with DHC, one of our Managing Directors, RMR LLC and others related to them may create conflicts of interest or the perception of such conflicts of interest.

We have significant commercial and other relationships with DHC, the Chair of our Board who is also one of our Managing Directors, Adam D. Portnoy, RMR LLC and others related to them, including:

•the substantial majority of the senior living communities that we operate are owned by DHC and our business is substantially dependent upon our relationship with DHC;

•DHC owned 33.7% of our outstanding common shares as of December 31, 2020;

•RMR LLC provides management services to us and DHC and we pay RMR LLC fees for those services based on a percentage of revenues, as defined under our business management agreement with RMR LLC. In the event of a conflict between us and DHC or us and RMR LLC, any of its affiliates or any public entity RMR LLC or its subsidiaries provide management services to, RMR LLC may not act on our behalf;

•Adam D. Portnoy, is also the chair of the board of trustees and a managing trustee of DHC, is a managing director, an officer and employee and, as the sole trustee of ABP Trust, the controlling shareholder of RMR Inc., and is an officer of, and through ABP Trust owns equity interests in, RMR LLC. RMR Inc. is the managing member of RMR LLC;

•Adam D. Portnoy beneficially owned, in aggregate, approximately 6.2% of our outstanding common shares and 1.1% of DHC's outstanding common shares, in each case as of December 31, 2020;

•our President and Chief Executive Officer, Katherine E. Potter, and our Executive Vice President, Chief Financial Officer and Treasurer, Jeffrey C. Leer, are also officers and employees of RMR LLC;

•our other Managing Director and Secretary, Jennifer B. Clark, is a managing trustee and secretary of DHC and a managing director and officer of RMR Inc. and an officer and employee of RMR LLC;

•our agreements with DHC and RMR LLC limit (subject to certain exceptions) ownership of more than 9.8% of our voting shares, restrict our ability to take any action that could jeopardize the tax status of DHC as a real estate investment trust and limit our ability to acquire real estate of types which are owned by DHC or other businesses managed by RMR LLC; and

•we lease our corporate headquarters building from a subsidiary of ABP Trust, the controlling shareholder of RMR Inc.

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

As a result of these relationships, the New Management Agreements, business management agreement with RMR LLC and other transactions with DHC, our Managing Director, RMR LLC and others related to them were not negotiated on an arm’s-length basis between unrelated third parties, and therefore, while certain of these agreements were negotiated with the use of a special committee and approved by our disinterested directors after receipt of a fairness opinion, the terms thereof may be different from those negotiated on an arm’s-length basis between unrelated third parties. In the past, in particular, following periods of volatility in the overall market or declines in the market price of a company’s securities, shareholder litigation, dissident shareholder director nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest, in business dealings with affiliated and related persons and entities. These activities, if instituted against us, and the existence of conflicts of interest or the perception of conflicts of interest could result in substantial costs and diversion of our management’s attention and could have a material adverse impact on our reputation, business and the market price of our common shares.

DHC owns 33.7% of our outstanding common shares. As a result, investors in our securities may have less influence over our business than shareholders of other publicly traded companies and trading in our shares may be difficult.

As of the date of this Annual Report on Form 10-K, DHC owns 33.7% of our outstanding common shares.

For so long as DHC retains a significant ownership stake in us, it will have a significant influence in the election of the members of our Board, including our Independent Directors, and the outcome of shareholder actions. As a result, DHC may have the ability to significantly impact all matters affecting us, including:

•the composition of our Board;

•determinations with respect to mergers and other business combinations; and

•the number of common shares available for issuance under our equity compensation plan.

In addition, the significant ownership of our common shares by DHC and Adam D. Portnoy and the entities controlled by him may discourage transactions involving a change of control of us, including transactions in which our shareholders might otherwise receive a premium for their common shares over the then current market price.

DHC's large shareholding also reduces the number of our common shares that might otherwise be available to trade publicly, which could adversely affect the liquidity and market price of our common shares.

Risks Related to Ownership of Our Securities

Ownership limitations and certain provisions in our charter, bylaws and certain material agreements, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.

Our charter and bylaws contain separate provisions that prohibit any shareholder from owning more than 9.8% and 5% of the number or value of any class or series of our outstanding shares of stock, respectively. Our charter's 9.8% ownership limitation is consistent with our contractual obligation with DHC not to take actions that may conflict with DHC’s status as a real estate investment trust under the IRC. The 5% ownership limitation in our bylaws is intended to help us preserve the tax treatment of any net operating losses and other tax benefits we may have from time to time. We also believe these provisions promote good orderly governance. These provisions inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable.

Other provisions contained in our charter and bylaws or under Maryland law may also inhibit acquisitions of a significant stake in us and deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable, including, for example, provisions relating to:

•the division of our Directors into three classes, with the term of one class expiring each year;

•shareholder voting rights and standards for the election of Directors and other provisions which require larger majorities for approval of actions which are not approved by our Board than for actions which are approved by our Board;

•the authority of our Board, and not our shareholders, to adopt, amend or repeal our bylaws and to fill vacancies on our Board;

•required qualifications for an individual to serve as a Director and a requirement that certain of our Directors be “Independent Directors” and other Directors be “Managing Directors”, as defined in our bylaws;

•limitations on the ability of our shareholders to propose nominees for election as Directors and propose other business to be considered at a meeting of shareholders;

•certain procedural and informational requirements applicable to shareholders requesting that a special meeting be called;

•limitations on the ability of our shareholders to remove our Directors;

•the authority of our Board to create and issue new classes or series of shares (including shares with voting rights and other rights and privileges that may deter a change in control) and issue additional common shares;

•restrictions on business combinations between us and an interested shareholder that have not first been approved by our Board (including a majority of Directors not related to the interested shareholder); and

•the authority of our Board, without shareholder approval, to implement certain takeover defenses.

As changes occur in the marketplace for corporate governance policies, the above provisions may change or be removed, or new provisions may be added.

Our management agreements with DHC provide that our rights under those agreements may be cancelled by DHC upon the acquisition by any person or group of more than 9.8% of our voting shares, and upon other change in control events, as defined in those documents, including the adoption of any proposal (other than a precatory proposal) or the election to our Board of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of our Directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual. In addition, a change in control event of us, including upon the acquisition by any person or group of more than 35% of our voting shares, is a default under our credit agreement, unless approved by our lenders.

Our rights and the rights of our shareholders to take action against our Directors and officers are limited.

Our charter limits the liability of our Directors and officers to us and our shareholders for monetary damages to the maximum extent permitted under Maryland law. Under current Maryland law, our Directors and officers will not have any liability to us and our shareholders for money damages other than liability resulting from:

•actual receipt of an improper benefit or profit in money, property or services; or

•active and deliberate dishonesty by such Director or officer that was established by a final judgment as being material to the cause of action adjudicated.

Our charter and contractual obligations authorize and may require us to indemnify, to the maximum extent permitted by Maryland law, any present or former Director or officer for actions taken by them in those and other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Directors and officers than might otherwise exist absent the provisions in our charter and contracts or that might exist with other companies, which could limit our shareholders’ recourse in the event of actions not in their best interest.

Shareholder litigation against us or our Directors, officers, manager, other agents or employees may be referred to mandatory arbitration proceedings, which follow different procedures than in-court litigation and may be more restrictive to shareholders asserting claims than in-court litigation.

Our shareholders agree, by virtue of becoming shareholders, that they are bound by our governing documents, including the arbitration provisions of our bylaws, as they may be amended from time to time. Our bylaws provide that certain actions by one or more of our shareholders against us or any of our Directors, officers, manager, other agents or employees, other than disputes, or any portion thereof, regarding the meaning, interpretation or validity of any provision of our charter or bylaws, will be referred to mandatory, binding and final arbitration proceedings if we, or any other party to such dispute, including any of our Directors, officers, manager, other agents or employees, unilaterally so demands. As a result, we and our shareholders would not be able to pursue litigation in state or federal court against us or our Directors, officers, manager, other agents or employees, including, for example, claims alleging violations of federal securities laws or breach of fiduciary duties or similar director or officer duties under Maryland law, if we or any of our Directors, officers, manager, other parties or employees, against whom the claim is made unilaterally demands the matter be resolved by arbitration. Instead, our shareholders would be required to pursue such claims through binding and final arbitration.
Our bylaws provide that such arbitration proceedings would be conducted in accordance with the procedures of the Commercial Arbitration Rules of the American Arbitration Association, as modified by our bylaws. These procedures may provide materially more limited rights to our shareholders than litigation in a federal or state court. For example, arbitration in accordance with these procedures does not include the opportunity for a jury trial, document discovery is limited, arbitration hearings generally are not open to the public, there are no witness depositions in advance of arbitration hearings and arbitrators may have different qualifications or experiences than judges. In addition, although our bylaws’ arbitration provisions contemplate that arbitration may be brought in a representative capacity or on behalf of a class of our shareholders, the rules governing such representation or class arbitration may be different from, and less favorable to, shareholders than the rules governing representative or class action litigation in courts. Our bylaws also generally provide that each party to such an arbitration is required to bear their own costs in the arbitration, including attorneys’ fees, and that the arbitrators may not render an award that includes shifting of such costs or, in a derivative or class proceeding, award any portion of our award to any shareholder or such shareholder’s attorneys. The arbitration provisions of our bylaws may discourage our shareholders from bringing, and attorneys from agreeing to represent our shareholders wishing to bring, litigation against us or our Directors, officers, manager, other agents or employees. Our agreements with RMR LLC and DHC have similar arbitration provisions to those in our bylaws.

We believe that the arbitration provisions in our bylaws are enforceable under both state and federal law, including with respect to federal securities laws claims. We are a Maryland corporation and Maryland courts have upheld the enforceability of arbitration bylaws. In addition, the U.S. Supreme Court has repeatedly upheld agreements to arbitrate other federal statutory claims, including those that implicate important federal policies. However, some academics, legal practitioners and others are of the view that charter or bylaw provisions mandating arbitration are not enforceable with respect to federal securities laws claims. It is possible that the arbitration provisions of our bylaws may ultimately be determined to be unenforceable.

By agreeing to the arbitration provisions of our bylaws, shareholders will not be deemed to have waived compliance by us with federal securities laws and the rules and regulations thereunder.

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a judicial forum they deem favorable for disputes with us or our Directors, officers, manager, agents or employees.

Our bylaws provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a fiduciary duty owed by any Director, officer, manager, agent or employee of ours to us or our shareholders; (3) any action asserting a claim against us or any Director, officer, manager, agent or employee of ours arising pursuant to Maryland law, our charter or bylaws brought by or on behalf of a shareholder, either on his, her or its own behalf, on our behalf or on behalf of any series or class of shares of stock of ours or by shareholders against us or any Director, officer, agent, or employee of ours, or our manager, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of the charter or bylaws; or (4) any action asserting a claim against us or any Director, officer, agent, employee, or manager of ours that is governed by the internal affairs doctrine. Our bylaws also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our charter or bylaws. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction or to a dispute that has been referred to binding arbitration in accordance with our bylaws. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act of 1933, as amended, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our common shares shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The arbitration and exclusive forum provisions of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Directors, officers, agents, employees, or our manager, which may discourage lawsuits against us and our Directors, officers, agents, employees or our manager.

We do not intend to pay cash dividends on our common shares in the foreseeable future.

We have never declared or paid any cash dividends on our common shares, and we currently do not anticipate paying any cash dividends in the foreseeable future.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our Senior Living Communities
As of December 31, 2020, we owned, leased or managed 252 senior living communities as follows (dollars in thousands):

	No. of Communities	Type of Units					Average Occupancy	Spot Occupancy(4)	Revenues (5)(6)	Percent of Revenues from Private Resources
Operation Type		Indep. Living (2)(3)	Assisted Living (2)	Memory Care (1)(2)	Skilled Nursing (2)	Total Units

Owned	20	564	1,264	270	—	2,098	76.7%	70.2%	$67,637	98.9%
Leased	4	—	177	27	—	204	74.0%	64.2%	9,378	93.1%
Managed (7)	228	10,418	10,671	2,923	2,957	26,969	77.2%	70.8%	1,204,811	85.6%
Total	252	10,982	12,112	3,220	2,957	29,271	77.2%	70.7%	$1,281,826	86.3%
_______________________________________
(1)    Memory Care units are shown above separately; however, they typically are part of an assisted living community or CCRC and not a stand alone building or community.
(2)    Includes 37 CCRCs that we manage on behalf of DHC, which includes independent living units (4,309 units), assisted living units (1,868 units), SNF units (2,055 units) and in certain instances memory care units (342 units).
(3)    Included in the managed units are 53 independent living units that are located in SNF's.
(4)    As of December 31, 2020.
(5)    Data excludes $82.0 million of revenue from Ageility rehabilitation and wellness services clinics as well as $21.8 million of income received under the Provider Relief Fund of the CARES Act, related to our independent and assisted living communities and rehabilitation and wellness services clinics.
(6)    Represents the revenues of the senior living communities we own and lease as well as those we manage for the account of DHC. Managed senior living communities' revenues does not represent our revenues and is included to provide supplemental information regarding the operating results and financial condition of the communities from which we earn management fees.
(7)    Includes one active adult community with 167 independent living units.

As of December 31, 2020, we operated, owned, leased and managed 252 senior living communities located in 31 states. We owned 20 communities, leased four communities from Healthpeak Properties, Inc., or PEAK, and managed 228 communities on behalf of DHC.

Rehabilitation and Wellness Services Clinics

As of December 31, 2020, we operated 244 rehabilitation and wellness services clinics as follows (dollars in thousands):

Type of Clinic	No. of Clinics (1)	No. of States	Average Square Footage of Clinics (2)	Revenues (3)	Percentage of Revenues from Medicare and Medicaid (3)
Inpatient	37	16	n/a	$25,724	16.1%
Outpatient	207	28	487	54,969	66.2%
Total	244	28	487	$80,693	50.2%
_______________________________________
(1)    As of December 31, 2020, inpatient clinics provide rehabilitation and wellness services in 32 of our CCRCs and in 5 of our SNFs. As of December 31, 2020, 149 of our outpatient clinics were clinics within our senior living communities and 58 were clinics within senior living communities operated by other providers.
(2)    Inpatient clinics operate under a service agreement with the senior living community and do not have dedicated clinic space.
(3)    Data excludes $1.3 million of revenue from home healthcare services as well as income received under the Provider Relief Fund of the CARES Act, related to our rehabilitation and wellness services clinics.

We lease space from DHC at certain of the senior living communities that we manage for DHC to operate our outpatient Ageility clinics. The leased clinics from DHC and those located within other senior living companies are typically leased for an initial period of one year and automatically renew for successive one year periods. The leases are generally terminable with 30 to 90 days' notice. The average rehabilitation and wellness services clinic is approximately 500 square feet. As of December 31, 2020, Ageility leased approximately 100,000 square feet in 28 states.

Geographic Breakdown of Our Senior Living Communities and Rehabilitation and Wellness Services Clinics

The following table sets forth certain information about our owned, leased and managed senior living communities, as well as our inpatient and outpatient Ageility clinics, by state as of December 31, 2020 (dollars in thousands):

			Senior Living Communities				Ageility Clinics
State	Total Living Units (1)	Average Occupancy (1)	Owned	Leased	Managed	Total (1)	Inpatient	Outpatient	Total	Revenues (1)(2)(3)(4)
1. Alabama	695	80.5%	2	—	8	10	—	—	—	$25,014
2. Arizona	1,146	78.2%	—	—	6	6	3	9	12	53,055
3. Arkansas	187	75.3%	—	—	3	3	—	—	—	6,505
4. California	908	81.9%	—	—	9	9	1	1	2	55,097
5. Colorado	1,005	68.8%	—	—	8	8	5	1	6	66,028
6. Delaware	988	68.0%	—	—	6	6	3	6	9	55,761
7. Florida	4,620	85.0%	1	—	19	20	7	27	34	202,053
8. Georgia	1,629	72.7%	—	—	22	22	1	22	23	58,068
9. Illinois	1,025	80.9%	—	—	11	11	1	6	7	38,259
10. Indiana	1,672	75.7%	5	—	11	16	2	6	8	60,132
11. Kansas	557	83.2%	—	—	3	3	2	3	5	28,071
12. Kentucky	934	82.6%	—	—	9	9	1	3	4	43,517
13. Maryland	1,281	71.7%	—	—	11	11	—	9	9	71,605
14. Massachusetts	123	87.2%	—	—	1	1	—	1	1	9,159
15. Minnesota	188	53.9%	—	—	1	1	—	1	1	6,567
16. Missouri	434	85.2%	1	—	5	6	—	3	3	13,685
17. Nebraska	69	73.0%	—	—	1	1	—	—	—	8,333
18. Nevada	287	91.9%	—	—	2	2	—	2	2	14,468
19. New Jersey	930	71.6%	2	—	3	5	1	7	8	46,651
20. New Mexico	204	77.1%	—	—	1	1	1	1	2	11,129
21. New York	310	80.3%	—	—	1	1	—	1	1	18,476
22. North Carolina	1,905	78.1%	5	—	16	21	—	27	27	93,769
23. Ohio	282	77.7%	—	—	1	1	1	1	2	16,292
24. Oregon	318	65.1%	—	—	1	1	—	1	1	8,431
25. Pennsylvania	808	64.3%	1	—	7	8	—	7	7	32,111
26. South Carolina	1,500	68.8%	1	4	16	21	2	11	13	62,344
27. Tennessee	1,015	81.9%	1	—	13	14	—	8	8	38,684
28. Texas	2,262	77.6%	—	—	13	13	5	21	26	103,846
29. Virginia	1,049	81.8%	—	—	11	11	—	12	12	43,147
30. Washington	—	—%	—	—	—	—	—	7	7	1,376
31. Wisconsin	751	74.9%	1	—	7	8	1	3	4	56,042
32. Wyoming	189	69.0%	—	—	2	2	—	—	—	14,101
Totals	29,271	77.2%	20	4	228	252	37	207	244	$1,361,776
_______________________________________
(1)    Includes owned, leased and managed senior living communities.
(2)    Data does not include revenue earned in the state of Mississippi of $2,056 and in the state of Iowa of $26, as the Mississippi and Iowa senior living communities were disposed of.
(3)    Represents financial data of rehabilitation and wellness services clinics we operate and senior living communities we own, lease, and manage for the account of DHC. Managed senior living communities' data does not represent our financial results and is included to provide supplemental information regarding the operating results and financial condition of the senior living communities from which we earn management fees.
(4)    Data excludes $21.8 million of income received under the Provider Relief Fund of the CARES Act and other governmental grants, related to our independent and assisted living communities and rehabilitation and wellness services clinics.

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

Pursuant to the New Management Agreements, we receive a management fee equal to 5% of the gross revenues realized at the applicable senior living communities plus reimbursement for our direct costs and expenses related to such communities. We also receive 3% of construction costs for construction projects we manage at the senior living communities we manage. Commencing with the 2021 calendar year, we may receive an annual incentive fee equal to 15% of the amount by which the annual EBITDA of all senior living communities on a combined basis exceeds the target EBITDA for all senior living communities on a combined basis for such calendar year, provided that in no event shall the incentive fee be greater than 1.5% of the gross revenues realized at all senior living communities on a combined basis for such calendar year. The target EBITDA for those communities on a combined basis is increased annually based on the greater of the annual increase of the Consumer Price Index, or CPI, or 2%, plus 6% of any capital investments funded at the managed communities on a combined basis in excess of the target capital investment. Unless otherwise agreed, the target capital investment increases annually based on the greater of the annual increase of CPI or 2%.

The New Management Agreements expire in 2034, subject to our right to extend them for two consecutive five-year terms if we achieve certain performance targets for the combined managed senior living communities portfolio, unless earlier terminated or timely notice of nonrenewal is delivered. The New Management Agreements provide DHC with the right to terminate any New Management Agreement for any community that does not earn 90% of the target EBITDA for such community for two consecutive calendar years or in any two of three consecutive calendar years, with the measurement period commencing January 1, 2021 (and the first termination not possible until the beginning of calendar year 2023); provided DHC may not in any calendar year terminate communities representing more than 20% of the combined revenues for all communities for the calendar year prior to such termination. Pursuant to a guaranty agreement dated as of January 1, 2020, made by us in favor of DHC’s applicable subsidiaries, we have guaranteed the payment and performance of each of our applicable subsidiary’s obligations under the applicable New Management Agreements.

For more information regarding our historical leases and management arrangements with DHC, see Note 10 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. For more information regarding our relationship with DHC, see Note 14 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Corporate Headquarters

Our corporate headquarters is located in Newton, Massachusetts, where we lease approximately 41,000 square feet of administrative office space from a subsidiary of ABP Trust. On February 24, 2021, we entered into an amendment to the lease which extends the lease through December 31, 2031, see Note 18 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. In addition, a copy of the Second Amendment to the Lease is included in Part IV, Item 15 of this Annual Report on Form 10-K. For more information regarding our relationship with ABP Trust, see Note 14 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 3. Legal Proceedings

For information regarding our legal proceedings, see Note 12 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on Nasdaq (symbol: FVE).
As of February 20, 2021, there were approximately 930 shareholders of record of our common shares.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2020:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 2020	6,542	$8.15	—	$—
Total	6,542	$8.15	—	$—
_______________________________________
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes to the financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.

General Industry Trends

We believe that, in the United States, the primary market for senior living services is focused towards individuals age 80 and older. As a result of medical advances, adults are living longer and expanding their options as to where they choose to reside as they age. Due to these demographic trends, in the last ten years the senior living industry evolved to serve the growing number of older adults and we expect the demand for senior living services to increase in future years. We have searched for innovative ways to overcome the industry's challenges, including workforce shortages and low employee retention, occupancy pressures, challenges related to new technology and higher service level expectations. More recently, the senior living industry has been materially adversely impacted by the Pandemic and resulting economic recession.

COVID-19 Pandemic

The Pandemic has significantly disrupted and likely will continue to significantly disrupt the United States economy, our business and the senior living industry as a whole. The WHO declared COVID-19 a pandemic in March of 2020. From March 2020 through February 20, 2021, there have been approximately 28.7 million reported cases of COVID-19 in the United States and 510,000 related deaths, which have disproportionately impacted older adults like our customers. In response to the Pandemic, most states and municipalities closed non-essential businesses and implemented restrictions on others to prevent the spread of COVID-19 in March and April of 2020. Although states and municipalities have partially reopened their economies and eased certain restrictions in recent months and economic data has indicated that the United States economy has improved since the lowest periods experienced in March and April 2020, the United States gross domestic product remains below pre-Pandemic levels. Recently, following the holiday season, the reopening of economies and the easing of restrictions, the United States has experienced peak numbers of COVID-19 infections and deaths. In some cases, certain states have again required the closure of certain business activities and imposed certain other restrictions.

Vaccinations. On December 11 and December 18, 2020, the FDA issued EUAs to Pfizer Inc. / BioNTech SE and Moderna, Inc., respectively, for vaccines for the prevention of COVID-19. The CDC's Advisory Committee on Immunization Practices placed long-term care facility residents and healthcare personnel in "Phase 1a," the highest priority group to receive COVID-19 vaccines, which included residents and team members at our SNFs, memory care units and assisted living communities. States have subsequently prioritized all categories of older adults, which include our independent living facilities. In order to protect the health and safety of our residents, team members and clients, we scheduled multiple vaccination clinics as soon as possible after the EUAs for our SNF, memory care and assisted living residents and team members at no cost to those individuals. As of February 20, 2021, 87.2% of our residents and 42.5% of our team members at our senior living communities had received their initial dose of a COVID-19 vaccine, and 52.7% of our residents and 26.9% of our team members had received their second dose of a COVID-19 vaccine. As of February 20, 2021, 249 senior living communities have held a vaccination clinic for the initial dose of a COVID-19 vaccine, and 183 senior living communities have also held a vaccination clinic for the second dose of a COVID-19 vaccine. We expect that widespread vaccination for COVID-19 amongst our residents and team members will decrease the incidence of COVID-19 in our senior living communities, eventually end restrictions on the admission of more new residents in our senior living communities and decrease our costs for PPE and COVID-19 testing.

Protective Measures for Residents and Team Members. Our residents and clients are part of a population that has been disproportionately affected by the Pandemic. Older adults also tend to have more chronic medical conditions than the general population. Those with pre-existing medical conditions are at a higher risk of serious illness or death, or both, if they contract COVID-19. In addition, our team members who work in our communities may be at a higher risk of contracting or spreading COVID-19 due to the nature of their work environment when caring for our residents and clients. Our highest priority is maintaining the health and well-being of our residents, clients and team members. As a result, we continue to monitor, evaluate and adjust our plans to address the impact to our business. We have, among other steps:

•facilitated multiple COVID-19 vaccination clinics for residents and team members at our senior living communities and Ageility clinics, and encouraged our residents and team members at our senior living communities and Ageility clinics to receive a COVID-19 vaccination as soon as it became available at their community;

•restricted access to our senior living communities to essential visitors and team members, and only reopened communities when it was determined safe to do so in accordance with applicable federal, state and local regulations and guidelines, and our internal criteria;

•reopened our rehabilitation and wellness services clinics for in-person services when it was determined safe to do so and in accordance with federal, state and local regulations and guidelines;

•reopened our corporate office, when it was safe to do so, at a reduced capacity in accordance with federal, state and local regulations and guidelines;

•enhanced infectious disease prevention and control policies, procedures and protocols at all properties;

•created a cross-functional team to implement proactive protection for residents in our senior living communities and clients in our rehabilitation and wellness services clinics as well as team members;

•provided additional and enhanced training to team members at all levels of the organization;

•worked with vendors to provide adequate supplies and PPE to our senior living communities and rehabilitation and wellness services clinics;

•identified residents needs for higher level of care and worked with them and their family members to ensure their safety during the Pandemic; and

•effectively transitioned to virtual sales and marketing activities and thoughtfully proceeded with resident move-ins, when appropriate.

In addition, we have taken actions to safeguard and support our team members, residents, clients and senior living communities including:

•provided meals to team members to limit their outside exposure during shifts;

•provided COVID-19 emergency leave to team members, including paid leave to team members if they were exposed to, or tested positive for, COVID-19 and offered flexible work schedules;

•as of February 20, 2021, conducted over 290,000 resident and team member tests, and also performed health screenings for visitors to our senior living communities;

•recognized and rewarded team members with bonuses in addition to our total rewards package;

•provided corporate team members with appropriate information technology, including laptop computers, smart phones, computer applications, information technology security applications and technical support, to work remotely during mandatory work-from-home orders directed by local and state governments;

•promoted access to mental health services and other benefits to support residents' and team members' mental and physical well-being as well as complementary counseling and support services for residents;

•hosted virtual all-hands meetings to communicate our policies, procedures and guidelines related to COVID-19 response, vaccination safety and availability and re-opening efforts and to ensure team members are supported with assistance and guidance;

•implemented new virtual group activities for residents that allow for engagement while maintaining social distancing;

•expanded effective communication channels to residents, their families and team members;

•provided devices and connectivity options for residents' interactions with family members, virtual programming opportunities and distance learning; and

•focused on learning and development opportunities for team members.

We have also been impacted by mandatory work from home orders directed by local and state governments in the jurisdictions in which we operate. However, essential work exemptions permit certain of our team members to work on site to meet the needs of our residents and clients at our senior living communities and rehabilitation and wellness services clinics. Effective as of July 13, 2020, our corporate office was re-opened in compliance with state and local guidelines and restrictions and most corporate team members returned to the corporate office at a reduced capacity. We continue to monitor regulations and guidance from federal, state and local governments and agencies and will adapt and update our policies and procedures to continue to prioritize the health and safety of our residents, clients and team members. Our team members at our corporate office have been able to support the needs of the business while working remotely or in the corporate office. At our corporate office, we continue to provide enhanced cleaning protocols and abide by social distancing guidelines to reduce the possibility of our team members gathering in groups and in close proximity to each other, for the purpose of mitigating the potential for the spread of COVID-19 infections. Included among these protocols and measures are focusing on sanitizing high touch points in common areas and restrooms, shutting down certain building amenities, limiting staff interactions and reducing non-essential building services.

Occupancy. As a result of the Pandemic, we experienced declines in occupancy at our owned and leased senior living communities from 82.9% for the year ended December 31, 2019 to 76.4% for the year ended December 31, 2020. Consistent with occupancy declines experienced within our owned and leased portfolio, the senior living communities we manage on behalf of DHC also experienced occupancy declines from 85.0% for the year ended December 31, 2019 to 77.2% for the year ended December 31, 2020. Additionally, in accordance with certain federal, state and local regulatory requirements, in conjunction with our own policies and procedures, we ceased or limited admissions to and tours of certain of our senior living communities as a precautionary measure and only have reopened communities to resident admissions and in-person tours when it was determined safe to do so. During the three months ended December 31, 2020, the number of new residents moving into our senior living communities was slightly higher compared to the three months ended September 30, 2020, reducing the rate of decline in occupancy rates compared to the preceding quarter. At December 31, 2020, 89% of our senior living communities were accepting new residents in at least one service line of business (independent living, assisted living, skilled nursing or memory care). Following the EUA, our residents and team members began receiving COVID-19 vaccines in December of 2020. As of February 20, 2021, 87.2% of our residents and 42.5% of our team members at our senior living communities had received their initial dose of a COVID-19 vaccine, and 52.7% of our residents and 26.9% of our team members had received their second dose of a COVID-19 vaccine. As of February 20, 2021, 249 senior living communities have held a vaccination clinic for the initial dose of a COVID-19 vaccine, and 183 senior living communities have also held a vaccination clinic for the second dose of a COVID-19 vaccine. We expect that widespread vaccination for COVID-19 among our residents and team members will decrease the incidence of COVID-19 in our senior living communities and eventually ease restrictions at our senior living communities, which impact new admissions and resident programming. Despite the continued distribution of the COVID-19 vaccine, as a result of the ongoing effects of the Pandemic, we expect continued occupancy declines in the near term, due to current residents leaving our senior living communities, restrictions on new residents moving into and/or touring our senior living communities and the possibility that older adults will forego or delay moving into senior living communities because of perceived safety issues associated with the Pandemic. Our revenues are largely dependent on occupancy at our senior living communities and any decline in occupancy adversely impacts our revenues, unless we are able to offset those lost revenues with increased rates we charge our residents and clients or other sources of increased revenues.

Expenses. We have also incurred and will continue to incur significant costs to address the Pandemic, which principally include costs associated with PPE, testing supplies, professional services costs, agreements with laboratories to provide COVID-19 testing to our residents and team members that were not otherwise covered by government payer or third-party insurance sources and disposable food supplies as well as increased sanitation and janitorial supplies and increased labor costs. We have, for example, entered into temporary staffing agreements with staffing agencies in order to supply additional workers in the event that our team members contract COVID-19. Our labor costs have also increased as a result of rising health insurance costs caused by the Pandemic. Although COVID-19 vaccinations have been made available to residents and team members at our senior living communities, and we expect that widespread vaccination at our senior living communities will decrease the incidence of COVID-19, we expect the increased costs associated with the Pandemic to continue throughout the first half of 2021 and for the reasonably foreseeable future thereafter. We incur these costs for our owned and leased senior living communities, rehabilitation and wellness services clinics and corporate and regional operations. Although DHC is responsible for these costs at the senior living communities we manage for DHC, increases in these costs would reduce EBITDA realized at these communities and, hence, negatively impact our ability to earn, and the amount of, any incentive fees, as well as possibly impact other aspects of our management arrangements. The Pandemic has also disrupted the global supply chain, including many of our medical and technological suppliers, due to factory closures and reduced manufacturing output. We believe that our current supplies and supplies we currently have on order should be sufficient to support our needs for the reasonably foreseeable future. We have undertaken efforts to mitigate potential future impacts on the supply chain by increasing our stock of critical materials to meet our expected increased needs for the reasonably foreseeable future and by identifying and engaging alternative suppliers. We continue to be alert to the potential for disruptions that could arise from the Pandemic and remain in close contact with our suppliers.

Results of Operations. We have experienced negative impacts on our results of operations, cash flows and financial condition as a result of the Pandemic and we expect those negative impacts to continue at least through the first half of 2021. We expect that widespread vaccination at our senior living communities will decrease the incidence of COVID-19 at those communities and will eventually decrease our costs and the negative impacts on our results of operations that are associated with the Pandemic. Despite the approval and increasing availability of COVID-19 vaccines, going forward, the amounts and type of revenue, expense and cash flow impacts resulting from the Pandemic will be dependent on a number of additional factors, including: the speed, depth, geographic reach and duration of the spread of the disease; the distribution, availability and effectiveness of therapeutic treatments and testing for COVID-19 to our residents, clients and team members; the legal, regulatory and administrative developments that occur, including the availability of governmental financial and regulatory relief to businesses; our infectious disease control and prevention efforts; the duration and severity of the economic downturn in response to the Pandemic; and the demand for our communities and services.

Additionally, we expect that the continuation or deepening of the current economic downturn, other direct and indirect impacts of the Pandemic, softness in the U.S. housing market, higher unemployment, lower levels of consumer confidence, stock market volatility and/or changes in demographics will adversely affect the ability of older adults and their families to afford our services.

Senior Living Development. For the past few years prior to the Pandemic, increased access to capital and continued low-interest rates appear to have encouraged increased senior living development, particularly in areas where existing senior living communities have historically experienced high occupancy. This has resulted in a significant increase in new senior living community inventory entering the market in recent years, increasing competitive pressures on us, particularly in certain of our geographic markets. Although new development had been slowing prior to the onset of the Pandemic, and the impact of the Pandemic and the economic slowdown may further impact new development, we expect that new inventory will hit the market in the near term due to the increased development of senior living communities in the past several years, and that increase will continue to have a competitive effect on our business for at least the next few years, and that the related challenges may be intensified as a result of the Pandemic and the associated economic downturn.

Labor Market. Prior to the onset of the Pandemic, low unemployment, the competitive labor market and, in certain jurisdictions, increased minimum wages, caused employment costs to increase, including for salaries, wages and benefits, such as health care benefit coverage, for our team members, which increased our operating expenses and negatively impacted our financial results. The U.S. labor market may return to such levels as the impact of the Pandemic subsides. As noted above, in connection with the Pandemic, we incurred increased labor costs as a result of increased overtime pay for team members, increased costs associated with team member engagement and retention programs, such as meals for certain of our team members and bonuses to team members at our senior living communities and rehabilitation and wellness clinics, and increased health insurance and workers' compensation costs. We also increased staffing needs, for which we have entered into temporary staffing agreements with staffing agencies to accommodate staffing shortages due to quarantine protocols of our current staff that may have contracted or been potentially exposed to COVID-19, and we experienced increased costs associated with PPE and testing requirements due to the Pandemic.

2020 Operations

We primarily earn revenue by providing housing and services to residents of our senior living communities that we own or lease, in addition to managing senior living communities for the account of DHC, and by providing our residents, clients and others with rehabilitation and wellness services at our senior living communities, as well as at outpatient clinics located separately from our senior living communities. Effective January 1, 2020, due to the Transaction Agreement, 166 of our formerly leased senior living communities from DHC were converted to managed communities. This resulted in a significant decrease in senior living revenues and corresponding expenses, an increase in management fees and an increase in costs incurred for managed communities and the reimbursement of those costs in our financial statements. We bill all private pay residents in advance for the housing and services to be provided in the following month.

Our expenses primarily were:

•senior living wages and benefits, including wages and wage-related expenses, such as health insurance, workers’ compensation insurance and other benefits for our team members working at our owned and leased senior living communities;

•other senior living operating expenses, including utilities, housekeeping, dietary, maintenance, insurance and community-level administrative costs at our owned and leased senior living communities;

•rehabilitation and wellness services expenses, including wages and wage-related expenses, such as health insurance and other benefits for our team members working at our rehabilitation and wellness services clinics, as well as other operating expenses such as insurance, supplies and other administrative costs;

•costs incurred on behalf of managed senior living communities, including wages and benefits for staff and other operating expenses related to the senior living communities that we manage for the account of DHC, which are reimbursed to us by DHC, including from revenues we receive from the applicable managed communities, pursuant to our New Management Agreements with DHC. For more information about our management arrangements with DHC, see “Properties—Our Leases and Management Agreements with DHC” in Part I, Item 2 of this Annual Report on Form 10-K and Note 10 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K;

•general and administrative expenses, principally comprised of wages and wage-related expenses for headquarters and regional staff as well as investments in technology used in supporting our senior living community operations and ancillary business lines and professional service fees and other administrative costs;

•rent expense attributable to the 4 senior living communities we leased from PEAK. Effective January 1, 2020, all of our then existing leases with DHC were terminated and we entered into the New Management Agreements. For more information about our management arrangements with DHC, see “Properties—Our Leases and Management Agreements with DHC” in Part I, Item 2 of this Annual Report on Form 10-K and Note 10 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K;

•depreciation and amortization expense as we incur depreciation expense on buildings and furniture and equipment that we own and amortization expense on our finance lease right-of-use assets; and

•interest and other expense, primarily including interest on outstanding debt and amortization of deferred financing costs.

Expansion Activities

In April 2019, we began managing for the account of DHC a senior living community DHC owns located in Oregon with 318 living units.

In December 2019, we began managing for the account of DHC an active adult community DHC owns located in Texas with 167 units.

During 2020 and 2019, we opened 23 and 65 new rehabilitation and wellness services outpatient clinics, respectively.

We currently expect that our expansion activities will be focused on entering into additional long-term management agreements for senior living communities and growing the ancillary services that we provide, including through our Ageility clinics, rather than from the acquisition or leasing of additional senior living communities, although we may from time to time acquire or lease additional senior living communities.

Investment Activities

Historically, when we made capital improvements to the senior living communities that we leased from DHC, we generally would sell such improvements to DHC and our annual rent payments would increase pursuant to the terms of our then existing leases with DHC. On April 1, 2019, DHC purchased from us approximately $50.0 million of unencumbered Qualifying PP&E (as defined in the Transaction Agreement) related to DHC’s senior living communities leased and operated by us, which was subsequently reduced to $49.2 million due to the exclusion of certain fixed assets in accordance with the Transaction Agreement. In addition, subsequent to entering into and in accordance with the Transaction Agreement, DHC pre-funded estimated capital expenditures for the DHC senior living communities that we operated on a monthly basis during the remainder of 2019. In the following month, adjustments were made based on the actual amounts incurred in the prior month. As of December 31, 2019, $1.8 million due to DHC related to this prefunding was included in due to related persons on our consolidated balance sheets. On January 1, 2020, in accordance with the Transaction Agreement, we sold to DHC $2.7 million of the remaining qualified capital improvements at the senior living communities we previously leased from DHC at net book value. DHC funds capital improvements at the senior living communities we manage for the account of DHC pursuant to the New Management Agreements.

During 2020 and 2019, we received gross proceeds of $10.4 million and $5.2 million, respectively, in connection with the sale of equity and debt investments through our offshore captive insurance company, and recorded net realized gains of $0.4 million and $0.2 million, respectively.

During 2020 and 2019, we purchased certain debt and equity investments through our offshore captive insurance company for $5.8 million and $3.0 million, respectively.

Restructuring Transactions with DHC

On April 1, 2019, we entered into the Transaction Agreement with DHC to restructure our business arrangements with DHC, pursuant to which, effective as of January 1, 2020:

•our five then existing master leases with DHC as well as our then existing management and pooling agreements with DHC were terminated and replaced with the New Management Agreements;

•we effected the Share Issuances pursuant to which we issued 10,268,158 of our common shares to DHC and an aggregate of 16,118,849 of our common shares to DHC’s shareholders of record as of December 13, 2019; and

•as consideration for the Share Issuances, DHC provided to us $75.0 million by assuming certain of our working capital liabilities and through cash payments.

For more information regarding the Transaction Agreement, our leases and management agreements and other transactions with DHC, see Notes 1, 10 and 14 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Credit Facilities

We have a $65.0 million secured revolving credit facility with a syndicate of lenders that is available for us to use for general business purposes, of which $42.1 million is available for borrowing as of December 31, 2020.

For more information regarding our credit facility and our irrevocable standby letters of credit, see Note 9 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Disposition Activities

In 2019, we and DHC sold to third parties 18 SNFs located in California, Kansas, Iowa and Nebraska that DHC owned and leased to us for an aggregate sales price of approximately $29.5 million, excluding closing costs. As a result of these sales, the annual minimum rent payable to DHC by us under our then existing master leases with DHC was reduced in accordance with the Transaction Agreement.

In 2020, DHC sold nine senior living communities that we previously managed located in California, Mississippi, Nebraska and Wisconsin. Upon completion of these sales, our management agreements with DHC for these communities were terminated. In addition, DHC in November 2020 closed seven senior living communities and one building in one senior living community that we previously managed. While these closed communities are no longer being used as senior living communities, we continue to manage their back-office operations and monitor the empty facilities. For the year ended December 31, 2020, we recognized $2.7 million of management fees related to the sold and closed communities.

During 2020 and 2019, we permanently closed six and four rehabilitation and wellness services outpatient clinics, respectively, primarily as a result of being located in senior living communities that were operated in communities we managed on behalf of DHC that were sold or closed.

Results of Operations

We operate in two reportable segments: (1) senior living and (2) rehabilitation and wellness services. In the senior living segment, we manage for the account of others and operate for our own account, respectively, independent living communities, assisted living communities, CCRCs, SNFs and an active adult community that are subject to centralized oversight and provide housing and services to older adults. Included in the results of the assisted living communities and CCRCs are memory care living units specializing in the care of those with Alzheimer's. In the rehabilitation and wellness services reporting segment, we provide a comprehensive suite of rehabilitation and wellness services, including physical, occupational, speech and other specialized therapy services, in inpatient and outpatient clinics as well as home health services.

All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation, professional and general liability and certain automobile insurance programs.

Key Statistical Data For the Years Ended December 31, 2020 and 2019.

The following tables present a summary of our operations for the years ended December 31, 2020 and 2019 (dollars in thousands, except RevPAR):

	Year Ended December 31,		Increase/(Decrease)
	2020	2019	Amount	Percent
REVENUES
Senior living	$77,015	$1,036,498	$(959,483)	(92.6)%
Management fees	62,880	16,169	46,711	288.9%
Rehabilitation and wellness services	82,032	48,685	33,347	68.5%
Total management and operating revenues	221,927	1,101,352	(879,425)	(79.8)%
Reimbursed community-level costs incurred on behalf of managed communities	916,167	313,792	602,375	192.0%
Other reimbursed expenses	25,648	—	25,648	n/m
Total revenues	1,163,742	1,415,144	(251,402)	(17.8)%

Other operating income	3,435	—	3,435	n/m

OPERATING EXPENSES
Senior living wages and benefits	41,819	538,931	(497,112)	(92.2)%
Other senior living operating expenses	25,470	292,644	(267,174)	(91.3)%
Rehabilitation and wellness services expenses	64,496	39,903	24,593	61.6%
Community-level costs incurred on behalf of managed communities	916,167	313,792	602,375	192.0%
General and administrative	87,168	87,884	(716)	(0.8)%
Rent	5,118	141,486	(136,368)	(96.4)%
Depreciation and amortization	10,997	16,640	(5,643)	(33.9)%
Loss on sale of senior living communities	—	856	(856)	(100.0)%
Long-lived asset impairment	—	3,282	(3,282)	(100.0)%
Total operating expenses	1,151,235	1,435,418	(284,183)	(19.8)%

Operating income (loss)	15,942	(20,274)	36,216	(178.6)%

Interest, dividend and other income	757	1,364	(607)	(44.5)%
Interest and other expense	(1,631)	(2,615)	984	(37.6)%
Unrealized gain on equity investments	480	782	(302)	(38.6)%
Realized gain on sale of debt and equity investments	425	229	196	85.6%
Loss on termination of leases	(22,899)	—	(22,899)	n/m

Loss before income taxes and equity in earnings of an investee	(6,926)	(20,514)	13,588	(66.2)%
Provision for income taxes	(663)	(56)	(607)	1083.9%
Equity in earnings of an investee	—	575	(575)	(100.0)%
Net loss	$(7,589)	$(19,995)	$12,406	(62.0)%

Owned and leased communities:
Number of communities (end of period)	24	190	(166)	(87.4)%
Number of living units (end of period) (1)	2,302	20,948	(18,646)	(89.0)%
Spot occupancy at December 31,	69.7%	82.7%	(13.0)%	n/m
Average occupancy	76.4%	82.9%	(6.5)%	n/m
RevPAR (2)	$2,751	$3,975	$(1,224)	(30.8)%

Managed communities:
Number of communities (end of period)	228	78	150	192.3%
Number of living units (end of period) (1)	26,969	10,337	16,632	160.9%
Spot occupancy at December 31,	70.8%	83.5%	(12.7)%	n/m
Average occupancy	77.2%	85.0%	(7.8)%	n/m
RevPAR (2)	$3,546	$3,602	$(56)	(1.6)%

Rehabilitation and wellness services:
Number of inpatient clinics (end of period)	37	41	(4)	(9.8)%
Number of outpatient clinics (end of period)	207	190	17	8.9%
Total clinics	244	231	13	5.6%

_______________________________________
n/m - not meaningful
(1)    Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(2)    RevPAR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of available units for the period, divided by the number of months in the period. Amounts for the year ended December 31, 2020 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act and other governmental grants.

Comparable Communities and Clinics

Comparable communities (senior living communities and rehabilitation and wellness services clinics that we have continuously owned, continuously leased or continuously managed since January 1, 2019) results, for the year ended December 31, 2020, compared to the year ended December 31, 2019, are listed below. The number of comparable communities represent a minority of the senior living communities we operated since January 1, 2019 as a result of the changes to our business arrangements with DHC pursuant to the Restructuring Transaction for senior living communities that we manage on behalf of DHC (dollars in thousands, except RevPAR):

	Year Ended December 31,		Increase/(Decrease)
	2020	2019	Amount	Percent
REVENUES
Senior living	$76,293	$82,154	$(5,861)	(7.1)%
Management fees	19,536	15,091	4,445	29.5%
Rehabilitation and wellness services	60,048	41,064	18,984	46.2%
Reimbursed community-level costs incurred on behalf of managed communities	279,162	284,179	(5,017)	(1.8)%
Other operating income	3,047	—	3,047	n/m

OPERATING EXPENSES
Senior living wages and benefits	42,546	38,980	3,566	9.1%
Other senior living operating expenses	19,597	15,166	4,431	29.2%
Rehabilitation and wellness services expenses	48,295	33,152	15,143	45.7%
Community-level costs incurred on behalf of managed communities	279,162	284,179	(5,017)	(1.8)%
Rent	4,119	3,815	304	8.0%

Owned and leased communities:
Number of communities (end of period)	24	24	—	—%
Number of living units (end of period) (1)	2,302	2,312	(10)	(0.4)%
Average occupancy	76.4%	81.4%	(5.0)%	n/m
RevPAR (2)	$2,751	$2,961	$(210)	(7.1)%

Managed communities:
Number of communities (end of period)	74	74	—	—%
Number of living units (end of period) (1)	9,302	9,382	(80)	(0.9)%
Average occupancy	79.1%	86.0%	(6.9)%	n/m
RevPAR (2)	$3,311	$3,626	$(315)	(8.7)%

Rehabilitation and wellness services:
Number of inpatient clinics (end of period)	37	37	—	—%
Number of outpatient clinics (end of period)	121	121	—	—%
Total clinics	158	158	—	—%
_______________________________________
n/m - not meaningful
(1)     Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(2)     RevPAR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of available units for the period, divided by the number of months in the period. Amounts for the year ended December 31, 2020 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act and other governmental grants.

Year Ended December 31, 2020, Compared to Year Ended December 31, 2019

The following is a discussion of our operating results for the year ended December 31, 2020, compared to the year ended December 31, 2019.

Senior living revenues. The decrease in senior living revenues is primarily due to the conversion of 166 senior living communities formerly leased from DHC to managed communities pursuant to the Transaction Agreement, effective January 1, 2020. The decrease in senior living revenues at our comparable senior living communities was primarily due to the decrease in average occupancy from 81.4% to 76.4% caused by the Pandemic as move-out rates exceeded move-in rates, resulting from the impact of state and company-wide policies that restricted admissions at those communities with a confirmed case of COVID-19, the decline in demand due to the increased scrutiny of COVID-19 spread amongst residents and staff within senior living communities, and marketplace reluctance to relocate to other senior living communities during the Pandemic. The decrease in senior living revenues was partially offset by the receipt and recognition of $1.7 million under the Provider Relief Fund of the CARES Act and other governmental grants more fully described under Other Operating Income below.

Management fees. The increase in management fees is primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement. Management fees and construction management fees increased $40.8 million and $1.6 million, respectively, due to the increase in senior living communities we manage for the account of DHC from 78 to 228. The remaining increase is primarily due to the terms of the New Management Agreements, under which we receive a management fee equal to 5% of the gross revenues realized at senior living communities managed and 3% of the costs of construction projects we manage for the account of DHC. Prior to the Transaction Agreement, our management fee for 46 of the 78 previously managed senior living communities was equal to 3% of the gross revenues realized at those senior living communities and 3% of the costs of construction projects we managed for the account of DHC. These increases were partially offset by declines in gross revenues at the senior living communities we managed primarily caused by the impact of the Pandemic. The increase in management fees at our comparable senior living communities was primarily due to the impact of the standardization of our management fee rate across all DHC communities in conjunction with the execution of the New Management Agreements and the construction management fee that we began earning on construction projects we manage effective January 1, 2020, partially offset by a decline in gross revenues at the senior living communities we manage caused by the Pandemic.

Rehabilitation and wellness services. The increase in rehabilitation and wellness services revenues is primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement and growth of our business, including opening new outpatient clinics. Rehabilitation and wellness services revenues for the year ended December 31, 2019 excluded $24.0 million related to inpatient clinics at senior living communities we previously leased from DHC. Prior to the effective date of the Transaction Agreement, this revenue was eliminated in consolidation pursuant to U.S. generally accepted accounting principles, or GAAP. The remaining increase was primarily due to 17 net new outpatient clinics opened during the year ended December 31, 2020 as well as the full year impact of 61 net new outpatient clinics opened during the year ended December 31, 2019. These increases were partially offset by temporary closures of outpatient clinics during the second quarter of 2020 as a result of the Pandemic as clinics suspended certain outpatient services and limited services were provided to residents, which significantly reduced the number of clients we treated on a daily basis. In addition, as we reopened, we saw a reduction of visits at certain of our clinics, however most of our clinics by the third quarter of 2020 were open and operating at or near pre-Pandemic levels. The decrease which occurred during the period in which the outpatient clinics were closed was partially covered by the receipt of $1.7 million under the Provider Relief Fund of the CARES Act more fully described under Other Operating Income below. The increase in rehabilitation and wellness services revenues at our comparable clinics was due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement and the change in how those revenues are accounted for as a result, partially offset by a decline in gross revenues caused by the Pandemic.

Reimbursed community-level costs incurred on behalf of managed communities. The increase in reimbursed community-level costs incurred on behalf of managed communities was primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement, resulting in the increase in senior living communities managed for the account of DHC. This was partially offset by a decline in costs incurred at the senior living communities we manage resulting from continued occupancy declines as a result of the effects of the Pandemic. The decrease in reimbursed community-level costs incurred on behalf of managed communities at our comparable communities was due to lower community-level costs, including other operating expenses such as marketing expenses, travel and entertainment, professional service fees and other costs that were impacted by occupancy declines due to the Pandemic, including wages, dietary costs and repairs and maintenance.

Other reimbursed expenses. Other reimbursed expenses represent reimbursements that arise from certain centralized services we provide pursuant to the New Management Agreements.

Other operating income. Other operating income represents funds received and recognized under the Provider Relief Fund of the CARES Act General Fund Distribution as well as certain other governmental grants.

Senior living wages and benefits. The decrease in senior living wages and benefits is primarily due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement. Senior living wages and benefits related to senior living communities previously leased from DHC are reimbursed community-level costs incurred on behalf of managed communities effective January 1, 2020, pursuant to the New Management Agreements. The increase in senior living wages and benefits at our comparable communities is primarily due to increased medical insurance costs related to the Pandemic and certain rewards programs to front line team members directly supporting our residents during the Pandemic.

Other senior living operating expenses. Other senior living operating expenses are comprised of utilities, housekeeping, dietary, repairs and maintenance, insurance and other community-level costs. The decrease in other senior living operating expenses is primarily due to the conversion of our formerly leased senior living communities to managed communities effective January 1, 2020 pursuant to the Transaction Agreement, partially offset by increased legal costs related to a settlement of a lawsuit, increased self-insurance obligations and increased costs related to COVID-19 testing supplies, disposable food supplies, infectious disease prevention cleaning, sanitation and labor as a result of the Pandemic. The increase in other senior living operating expenses at our comparable communities is primarily due to costs associated with our self-insurance obligations, increased legal costs related to the settlement of a lawsuit as well as increases in costs related to COVID-19 testing supplies, disposable food supplies, infectious disease prevention cleaning, sanitation and labor as a result of the Pandemic, partially offset by lower repairs and maintenance, reduction in consulting and other purchased service expenses associated with our 2019 strategic sourcing investment program

Rehabilitation and wellness services expenses. The increase in rehabilitation and wellness services expenses is primarily due to the conversion of our formerly leased senior living communities to managed communities, effective January 1, 2020, pursuant to the Transaction Agreement and growth of our business. Rehabilitation and wellness services expenses for the year ended December 31, 2019 excluded $24.0 million related to inpatient clinics at senior living communities we previously leased from DHC. Prior to the effective date of the Restructuring Transactions, these expenses were eliminated in consolidation pursuant to GAAP. The remaining increase was primarily due to 17 net new outpatient clinics opened during the year ended December 31, 2020 as well as the full year impact of 61 net new outpatient clinics opened during the year ended December 31, 2019. These increases were partially offset by a reduction of labor costs due to reduced visits and temporary closures of outpatient clinics as a result of the Pandemic. The increase in rehabilitation and wellness services expenses at our comparable communities was due to the conversion of our formerly leased senior living communities to managed communities pursuant to the Transaction Agreement and the change for how those revenues are accounted for as a result, partially offset by a reduction of labor costs due to reduced visits and temporary closures of outpatient clinics as a result of the Pandemic.

General and administrative. The slight decrease in general and administrative expenses is primarily due to a decrease of $10.4 million in transaction costs incurred in connection with the Restructuring Transactions, mostly offset by increased salaries and benefits, which include costs for certain centralized services we provide pursuant to the New Management Agreements.

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

Loss on sale of senior living communities. A loss on sale of senior living communities of $0.9 million was recognized during the year ended December 31, 2019 in connection with the disposition of 18 SNFs to third parties during 2019 by DHC and us.

Long-lived asset impairment. For the year ended December 31, 2019, we recognized a long-lived asset impairment of $3.3 million to reduce the carrying value of certain of our long-lived assets related to our senior living segment to their estimated fair values.

Interest, dividend and other income. The decrease in interest, dividend and other income is primarily due to decreased amounts of interest earned on our cash and cash equivalents and dividends received from our investments in equity securities due to declines in interest rates and dividends paid during 2020.

Interest and other expense. The decrease in interest and other expense is primarily due to decreased amounts of interest incurred on borrowings under our credit facility compared to the year ended December 31, 2019. We did not borrow any funds under our credit facility during the year ended December 31, 2020; however we did incur unused line fees recorded as other expense.

Unrealized gain on equity investments. Unrealized gain on equity investments represents adjustments made to our investments in equity securities to record amounts at fair value.

Realized gain on sale of debt and equity investments. Realized gain on sale of debt and equity investments represents our realized gain on investments generally held related to our captive insurance company.

Loss on termination of leases. Loss on termination of leases represents the excess of the fair value of the Share Issuances of $97.9 million compared to the consideration of $75.0 million paid by DHC.

Provision for income taxes. For the year ended December 31, 2020 and 2019, we recognized a provision for income taxes of $0.7 million and $0.1 million, respectively. The provision for income taxes for the year ended December 31, 2020 represents state income taxes, including current period expenses and the addition of a state valuation allowance, partially offset by a federal benefit for alternative minimum tax, or AMT, credits. The provision for income taxes for the year ended December 31, 2019 represents state income taxes, including current period expenses, net of intra-period tax allocation, partially offset by a federal benefit for AMT credits and intra-period tax allocation. For additional information regarding our taxes, see Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our former investment in Affiliates Insurance Company, or AIC, which was dissolved on February 13, 2020.

Concentration of Risk - Revenues

For the year ended December 31, 2020, 28.3% of our management and operating revenues was management fee revenue from our senior living communities managed for the account of DHC. DHC is the sole source of our management fee revenue. Effective as of January 1, 2020, all of our then existing leases and management and pooling agreements with DHC were terminated and replaced with the New Management Agreements, but prior to such date a substantial majority of our senior living revenue was derived from senior living communities leased from DHC. We expect to continue to be dependent on revenues from the management of senior living communities owned by DHC for the foreseeable future. Failure of DHC to continue to own these senior living communities in the future, or DHC's termination of a significant number of the New Management Agreements, could significantly impact our business. For additional information about our management arrangements with DHC, see "Restructuring Transactions with DHC“ included in Part I, Item I, Properties—Our Leases and Management Agreements with DHC” included in Part I, Item 2, and “—Liquidity and Capital Resources—Related Person Transactions” included in Part II, Item 7, of this Annual Report on Form 10-K and Notes 1 and 10 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Medicare and Medicaid programs provide operating revenues at some of our senior living communities (principally our SNFs) and for our rehabilitation and wellness services clinics. As a result of the completion of the Restructuring Transactions, our revenues from Medicare and Medicaid have declined; however, we earn management fees on Medicare and Medicaid revenue generated at the senior living communities we manage and for rehabilitation and wellness services we provide. From time to time, in the senior living communities we own or lease and operate, we may receive Medicaid revenue.

We cannot currently predict the type or magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on us or our customer, DHC, of the possible failure of these programs to increase rates to match increasing expenses, but they may be adverse and material to our operations and to our future financial results of operations as well as those of DHC. Similarly, we are unable to predict the impact on us of the insurance changes, payment changes and healthcare delivery systems changes contained in and to be developed pursuant to the ACA. If the changes implemented under the ACA result in reduced payments for our services, or the failure of Medicare, Medicaid or insurance payment rates to cover our costs or the costs borne by our client, DHC, of providing required services to residents, our future financial results could be materially and adversely affected. Finally, to the extent the ACA is repealed, replaced or modified, additional regulatory risks may arise. Depending upon what aspects of the ACA are repealed, replaced or modified, our future financial results could be adversely and materially affected.

For more information regarding government regulation and its possible impact on us and our business, revenues and operations, see “Business—Government Regulation and Reimbursement” in Part I, Item 1 of this Annual Report on Form 10-K.

Liquidity and Capital Resources

We require cash to fund our operating expenses, to make capital expenditure and to service our debt obligations. As of December 31, 2020, we had $84.4 million of unrestricted cash and cash equivalents. As of December 31, 2020, our restricted cash and cash equivalents included $21.6 million of bank term deposits in our captive insurance company.

As of December 31, 2020 and 2019, we had current assets of $262.3 million and $143.4 million, respectively, and current liabilities of $177.9 million and $164.3 million, respectively.

On January 1, 2020, in connection with the Restructuring Transactions, we issued 10,268,158 of our common shares to DHC and an aggregate of 16,118,849 of our common shares to DHC’s shareholders of record as of December 13, 2019. As consideration for the Share Issuances, DHC provided to us $75.0 million by assuming certain of our working capital liabilities and through cash payments.

The following table presents selected data on our continuing operations from our condensed consolidated statement of cash flows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2020	2019	$ Change	% Change
Net cash provided by (used in)
Operating activities	$51,381	$(4,109)	$55,490	n/m
Investing activities	2,243	62,981	(60,738)	(96.4)%
Financing activities	(1,006)	(53,146)	52,140	(98.1)%
Increase in cash and cash equivalents and restricted cash and cash equivalents	52,618	5,726	46,892	818.9%
Restricted cash included in held for sale assets	—	(5)	5	(100.0)%
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	56,979	51,258	5,721	11.2%
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$109,597	$56,979	$52,618	92.3%
_______________________________________
n/m - not meaningful

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The increase in cash flows provided by operating activities for the year ended December 31, 2020, compared to the same period in 2019 is primarily due to the Restructuring Transactions, including the receipt of $23.5 million of cash from DHC, and the deferral of payroll taxes of $27.6 million as permitted by the CARES Act, of which $22.2 million will be reimbursed from DHC, as well as a decrease in net loss for the year which included $3.4 million received and recognized under the CARES Act as other operating income, offset by changes in working capital.

Investing Activities

The decrease in cash flows provided by investing activities for the year ended December 31, 2020, compared to the same period in 2019 is primarily due to a decrease in proceeds from the sale of property and equipment to DHC of $107.3 million and the decrease in the distributions in excess of earnings of AIC of $8.7 million, partially offset by a decrease in the acquisition of property and equipment of $52.1 million.

Financing Activities

Financing cash flows consist primarily of issuance and repayment of short-term and long-term debt, and proceeds from the sale of shares of common share grants through our equity compensation plan. The decrease in net cash used in financing activities for the year ended December 31, 2020, compared to the same period in 2019 is primarily due to the net repayment of our outstanding borrowings on the revolving credit facility during the year ended December 31, 2019.

Capital Expenditures

During 2019, we completed an intensive review of our community-level capital expenditure needs with a focus on ensuring that our senior living communities are in appropriate physical condition to support our long-term strategy. During this review, we determined what additional investments are needed to protect the value of our senior living community portfolio and began in 2020 with implementing this long-term strategy. During the year ended December 31, 2019, we invested $5.2 million in our 20 owned and four communities leased from PEAK as well as our rehabilitation and wellness services clinics, and we invested and sold at cost $50.7 million in the communities we then leased and subsequently manage on behalf of DHC. During the year ended December 31, 2020, we invested $4.5 million in our 24 owned and leased senior living communities and rehabilitation and wellness services clinics. DHC funds the capital expenditures at the senior living communities we manage for the account of DHC pursuant to the New Management Agreements.

During 2020, we entered into an equipment finance lease and, as of December 31, 2020, we had a finance right-of-use asset of $4.5 million and a related finance lease liability of $4.7 million. The majority of the equipment leased is for the use of DHC, and we expect to receive reimbursement for a majority of the finance lease liability from DHC over the lease term.

Pandemic Liquidity Impact

Our liquidity and capital funding requirements depend on numerous factors, including our operating results, our capital expenditures to the extent not funded by DHC pursuant to the New Management Agreements, general economic conditions and the cost of capital. Shortfalls in cash flows from operating results or other principal sources of liquidity may have an adverse impact on our ability to execute on our strategy or to maintain capital spending levels. We believe we have adequate financial resources from our existing cash flows from operations, together with unrestricted cash on hand and amounts available under our credit facility to support our business for at least the next twelve months.

We are closely monitoring the effect of the Pandemic on our liquidity. We currently expect to use cash on hand and cash flows from operations as well as our revolving credit facility to fund our future operations and capital expenditures, to the extent not funded or reimbursed by DHC pursuant to the New Management Agreements, and fixed debt obligations, as well as investments in diversifying our service offerings to diversify our revenue streams. DHC funds the operating and capital expenses for the senior living communities we manage for DHC. We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities, but we cannot be certain that we will be able to successfully carry out this intention, particularly because of the uncertainty surrounding the duration and severity of the current economic impact resulting from the Pandemic. A long, protracted and extensive economic recession may cause a decline in financing availability and increased costs for financings. Further, such conditions could also disrupt capital markets and limit our access to financing from public sources.

Insurance

Increases over time in the cost of insurance, especially professional and general liability insurance, workers’ compensation and employee health insurance, have had an adverse impact upon our results of operations. We self-insure a large portion of these costs. We also self-insure for auto insurance. Our costs have increased as a result of the higher costs that we incur to settle claims and to purchase insurance for claims in excess of the self-insured amounts, some of which related to the senior living communities we manage on behalf of DHC and are reimbursed to us by DHC pursuant to the New Management Agreements. Further, our health insurance and workers compensation costs have increased as a result of the Pandemic. These increased costs may continue in the future. We previously participated with other companies to which RMR LLC provides management services in a combined property insurance program through AIC. The policies under that program expired on June 30, 2019, and the other AIC shareholders and we elected not to renew the AIC property insurance program; we instead have purchased property insurance coverage under DHC's policy with unrelated third party insurance providers.

For more information about our existing insurance see “Business—Insurance” in Part I, Item 1 of this Annual Report on Form 10-K and Notes 2 and 15 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. For more information about our purchased property insurance coverage under DHC's policy, see Note 14 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

At December 31, 2020, we had seven irrevocable standby letters of credit outstanding, totaling $29.3 million. One of these letters of credit in the amount of $26.9 million, which secures our workers' compensation insurance program, is collateralized by approximately $21.6 million of cash equivalents and $7.5 million of debt and equity investments. This letter of credit expires in June 2021 and is automatically extended for one-year terms unless notice of nonrenewal is provided prior to the end of the applicable term. At December 31, 2020, the cash equivalents collateralizing this letter of credit were classified as short-term restricted cash and cash equivalents in our consolidated balance sheets, and the debt and equity investments collateralizing this letter of credit are classified as short-term restricted debt and equity investments in our consolidated balance sheets. The remaining six irrevocable standby letters of credit outstanding at December 31, 2020, totaling $2.4 million, which are issued under the credit facility, secure certain of our other obligations. As of February 25, 2021, these letters of credit are scheduled to mature between June 2021 and October 2021 and are required to be renewed annually.

Debt Financings and Covenants

We have a $65.0 million secured revolving credit facility that is available for general business purposes. Our credit facility matures in June 2021, and, subject to our payment of an extension fee and other conditions, we have the option to extend the stated maturity date of our credit facility for a one-year period. We are required to pay interest on borrowings under our credit facility at a rate of LIBOR plus a premium of 250 basis points per annum; or at a base rate, as defined in the credit agreement, plus 150 basis points per annum. The annual interest rate options as of December 31, 2020 were 2.64% and 4.75%, respectively. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused portion of the available capacity under our credit facility. No principal repayment is due until maturity.

Our credit facility is secured by 11 senior living communities with a combined 1,235 living units owned by certain of our subsidiaries that guarantee our obligations under our credit facility. Our credit facility is also secured by these senior living communities’ accounts receivable and related collateral. The amount of available borrowings under our credit facility is subject to our having qualified collateral, which is primarily based on the value and operating performance of the communities securing our obligations under our credit facility. Our credit facility provides for acceleration of payment of all amounts outstanding under our credit facility upon the occurrence and continuation of certain events of default, including a change of control of us, as defined in our credit agreement. Our credit agreement contains financial and other covenants, including those that restrict our ability to pay dividends or make other distributions to our shareholders in certain circumstances.

At December 31, 2020, we had seven irrevocable standby letters of credit outstanding, totaling $29.3 million, as more fully described above under the heading “—Off-Balance Sheet Arrangements.”

We also have a mortgage note as of December 31, 2020, that we assumed in connection with a previous acquisition of a senior living community. Payments of principal and interest are due monthly under this mortgage debt until maturity in September 2032. The annual interest rate on this mortgage debt was 6.20% as of December 31, 2020.

As of December 31, 2020, we had no borrowings outstanding under our credit facility and $2.4 million in letters of credit issued under our credit facility, and $42.1 million available for borrowing under our credit facility, and $7.4 million outstanding on the mortgage note. As of December 31, 2020, we believe we were in compliance with all applicable covenants under our debt agreements.

For more information regarding our debt financings and covenants, see Note 9 to our Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

Related Person Transactions

We have relationships and historical and continuing transactions with DHC, RMR LLC, ABP Trust and others related to them. For further information about these and other such relationships and related person transactions, see Notes 10, 13 and 14 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC, including our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2020. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements”, Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

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

Debt Investments

We routinely evaluate our available for sale debt investments to determine if they have been impaired. If the fair value of a debt investment is less than its book or carrying value, and we expect that situation to continue for more than a temporary period, we will record an “other than temporary impairment” loss in our consolidated statements of operations. We evaluate the fair value of our available for sale debt investments by reviewing each debt investment’s current market price, the ratings of the investment, the financial condition of the issuer, and our intent and ability to retain the investment during temporary market price fluctuations or until maturity. In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the investment is below the investment’s cost basis for an extended period, which we typically define as greater than twelve months. However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the investment is historically volatile. Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not meet the criteria described above, such as if we plan to sell the investment in the near term and the fair value is below our cost basis. When we believe that a change in fair value of a debt investment is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses. When we determine that impairment in the fair value of a debt investment is an “other than temporary impairment”, we record a charge to earnings. We did not record an impairment charge for the years ended December 31, 2020 or 2019 for our debt investments.

Compliance and Litigation Matters

As a result of our routine monitoring protocols that are a part of our compliance program related to our Medicare billing practices, we discovered potentially inadequate documentation at a SNF that we manage on behalf of DHC. This monitoring was not initiated in response to any specific complaint or allegation, but was monitoring of the type that we periodically undertake to test compliance with applicable Medicare billing rules. As a result of this discovery, we, along with DHC, made a voluntary disclosure of deficiencies to the OIG pursuant to the OIG’s Provider Self-Disclosure Protocol. We and DHC entered into a settlement agreement with the OIG effective January 5, 2021 and the settlement was paid by DHC. We and DHC did not admit any liability pursuant to this settlement. We recognized $0.1 million during the year ended December 31, 2020 as a reduction in management fees from DHC for the management fees that were previously paid to us with respect to the historical Medicare payments DHC received that it repaid pursuant to the settlement.

For information regarding other litigation matters, see Note 12 to our consolidated financial statements, entitled "Commitments and Contingencies," to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Critical Accounting Policies

Our critical accounting policies concern revenue recognition, including contractual allowances, the allowance for doubtful accounts, self-insurance reserves and our judgments and estimates concerning our provision for income taxes or valuation allowance related to deferred tax assets.

Revenue Recognition. Our revenue recognition policies involve judgments about Medicare and Medicaid rate calculations. These judgments are based principally upon our experience with these programs and our knowledge of current rules and regulations applicable to these programs. Our principal sources of revenue are senior living revenues, management fees, rehabilitation and wellness services revenue and reimbursed costs incurred pursuant to our management and pooling agreements.

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

Allowance for Doubtful Accounts. Our policies for valuing accounts receivable, including the allowance for doubtful accounts, involve significant judgments based upon our experience, including consideration of the age of the receivables, the terms of the agreements with our residents, their third party payers or other obligors, the residents’ or payers’ stated intent to pay, the residents’ or payers’ financial capacity and other factors which may include litigation or rate and payment appeal proceedings. We periodically review and revise these estimates based on new information and these revisions may be material.

Determining reserves for Medicare repayment obligations and related costs, including penalties, and the casualty, liability, workers’ compensation and healthcare losses and costs that we have incurred as of the end of a reporting period involves significant judgments based upon our experience and our expectations of future events, including projected settlements for pending claims, known incidents which we expect may result in claims, estimates of incurred but not yet reported claims, expected changes in premiums for insurance provided by insurers whose policies provide for retroactive adjustments, estimated litigation costs and other factors. Since these reserves are based on estimates, the actual expenses we incur may differ from the amount reserved. We regularly adjust these estimates to reflect changes in the foregoing factors, our actual claims experience, recommendations from our professional consultants, changes in market conditions and other factors; it is possible that such adjustments may be material.

Taxes. Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits, if any, reflect our assessment of estimated current and future taxes to be paid. We are subject to income taxes in the United States. Significant judgments and estimates are required in determining our income tax expense and the realization of our deferred tax assets and liabilities.

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

We established a valuation allowance against our deferred tax assets that we have determined to be not realizable. The decision to establish the valuation allowance includes our assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. An important aspect of objective negative evidence evaluated includes the losses incurred by us in recent years. This objective negative evidence is difficult to overcome and would require a substantial amount of objectively verifiable positive evidence of future income to support the realization of our deferred tax assets. For these reasons, we have recorded a valuation allowance against the majority of our net deferred tax assets as of December 31, 2020 and 2019.

Judgments and Estimates. Some of our judgments and estimates are based upon published industry statistics and, in some cases, third-party professionals. Any misjudgments or incorrect estimates affecting our critical accounting policies could have a material effect on our financial statements.

In the future, we may need to revise the judgments, estimates and assessments we use to formulate our critical accounting policies to incorporate information which is not now known. We cannot predict the effect changes to the premises underlying our critical accounting policies may have on our future results of operations, although such changes could be material and adverse.

For further information on our critical accounting estimates and policies and a summary of recent accounting pronouncements applicable to our Consolidated Financial Statements, see Note 2, "Summary of Significant Accounting Policies", to the Consolidated Financial Statements in Item 15 of Part IV of this Annual Report on Form 10-K.

Impact of Climate Change

Concerns about climate change have resulted in various treaties, laws, and regulations intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our senior living communities to increase. In the long-term, we believe any such increased costs will be passed through and paid by our residents and other customers in higher charges for our services. However, in the short-term, these increased costs, if material in amount, could materially and adversely affect our financial condition and results of operations.

Some observers believe severe weather in different parts of the world over the last few years is evidence of global climate change. Severe weather has had and may continue to have an adverse effect on certain senior living communities we operate. Flooding caused by rising sea levels and severe weather events, including hurricanes, tornadoes and widespread fires may have an adverse effect on the senior living communities we operate. We mitigate these risks by procuring insurance coverage we believe adequate to protect us from material damages and losses resulting from the consequences of losses caused by climate change. However, we cannot be sure that our mitigation efforts will be sufficient or that future storms, rising sea levels or other changes that may occur due to future climate change could not have a material adverse effect on our financial results. For more information on the impact of climate change, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting is effective.

Item 9B. Other Information
Effective February 23, 2021, Ellen Snow ceased serving as Vice President and Chief Accounting Officer of Five Star Senior Living Inc. (the “Company”).

On February 24, 2021, Jeffrey C. Leer, the Company’s Executive Vice President, Chief Financial Officer and Treasurer, assumed the responsibilities of principal accounting officer, in addition to continuing in his role as principal financial officer.

Mr. Leer, 41, has served as the Company’s Executive Vice President, Chief Financial Officer and Treasurer since June 2019.

There is no other arrangement or understanding between Mr. Leer and any other person pursuant to which Mr. Leer was selected as an officer of the Company, and Mr. Leer has no family relationships with any director or other executive officer. Additionally, there are no related party transactions involving Mr. Leer or any member of his immediate family required to be disclosed pursuant to Item 404(a) of Regulation S-K. Biographical information about Mr. Leer is contained in the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission on April 15, 2020.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of Form 10-K is incorporated by reference to our definitive Proxy Statement.

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K is incorporated by reference to our definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

We may award common shares to our officers and employees and to employees of RMR LLC under our 2014 Equity Compensation Plan, or the 2014 Plan. In addition, each of our Directors receives common shares as part of his or her annual compensation for serving as a Director and such shares are awarded under the 2014 Plan. The terms of awards made under the 2014 Plan are determined by the Compensation Committee of our Board at the time of the awards. The following table is as of December 31, 2020:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted‑Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders—2014 Plan	None	None	2,446,730	(1)
Equity compensation plans not approved by securityholders	None	None	None
Total	None	None	2,446,730	(1)
_______________________________________
(1)     Consists of common shares available for issuance pursuant to the terms of the 2014 Plan. Share awards that are forfeited will be added to the common shares available for issuance under the 2014 Plan.

Payments by us to RMR LLC employees are described in Notes 11 and 14 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 of Form 10-K is incorporated by reference to our definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10-K is incorporated by reference to our definitive Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 of Form 10-K is incorporated by reference to our definitive Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)    Index to Financial Statements

Page
Consolidated Financial Statements of Five Star Senior Living Inc.
Report of Independent Registered Public Accounting Firm	F‑1
Consolidated Balance Sheets at December 31, 2020 and 2019	F‑3
Consolidated Statements of Operations for the years ended December 31, 2020 and 2019	F‑4
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2020 and 2019	F‑5
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020 and 2019	F‑6
Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019	F‑7
Notes to Consolidated Financial Statements	F‑8

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.
(b)    Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	File Number	Filing Date	Filed Herewith

3.1	Composite Copy of Articles of Amendment and Restatement, dated December 5, 2001, as amended to date.	10-Q	3.1	001-16817	11/6/2019
3.2	Amended and Restated Bylaws of the Company, adopted March 3, 2017.	10-K	3.6	001-16817	3/3/2017
4.1	Form of Common Stock Certificate.	10-Q	4.1	001-16817	11/6/2019
4.2	Consent, Standstill, Registration Rights and Lock-Up Agreement, dated October 2, 2016, among the Company, ABP Trust, ABP Acquisition LLC, Barry M. Portnoy and Adam D. Portnoy.	8-K	10.1	001-16817	10/6/2016
4.3	Description of Securities.	10-K	4.3	001-16817	3/2/2020
10.1	Five Star Senior Living Inc. Amended and Restated 2014 Equity Compensation Plan.(+)	8-K	10.1	001-16817	6/9/2020
10.2	Form of Restricted Share Agreement.(+)	10-Q	10.5	001-16817	4/16/2014
10.3	Form of Share Award Agreement.(+) (for share grants under the Company's 2014 Equity Compensation Plan prior to December 14, 2020)	10-K	10.5	001-16817	3/3/2017
10.4	Form of Share Award Agreement.(+) (for share grants under the Company’s 2014 Equity Compensation Plan on and after December 14, 2020)					X
10.5	Five Star Senior Living Inc. Nonqualified Deferred Compensation Plan.(+)	8-K	10.1	001-16817	5/21/2018
10.6	Form of Indemnification Agreement.(+)	10-K	10.5	001-16817	3/2/2020
10.7	Summary of Director Compensation.(+)	8-K	10.2	001-16817	6/9/2020
10.8	Second Amended and Restated Credit Agreement, dated as of June 12, 2019, among the Company, the Guarantors party thereto, Citibank, N.A. and the other parties thereto.	8-K	10.1	001-16817	6/13/2019

10.9	Transaction Agreement, dated December 7, 2001, among Diversified Healthcare Trust (f/k/a Senior Housing Properties Trust), certain subsidiaries of Diversified Healthcare Trust, the Company, certain subsidiaries of the Company, FSQ, Inc., Service Properties Trust (f/k/a Hospitality Properties Trust), Equity Commonwealth (f/k/a HRPT Properties Trust) and The RMR Group LLC (f/k/a Reit Management & Research LLC).	8-K	10.1	001-16817	12/13/2001
10.10	Transaction Agreement, dated as of April 1, 2019, between the Company and Diversified Healthcare Trust.	8-K	10.1	001-16817	4/5/2019
10.11	Omnibus Agreement, dated as of January 1, 2020, among the Company, FVE Managers, Inc. and certain subsidiaries of Diversified Healthcare Trust.	10-K	10.10	001-16817	3/2/2020
10.12	Guaranty Agreement, dated as of January 1, 2020, by the Company for the benefit of certain subsidiaries of Diversified Healthcare Trust.	10-K	10.11	001-16817	3/2/2020
10.13	Registration Rights Agreement, dated as of August 4, 2009, between the Company and Diversified Healthcare Trust.	10-Q	10.3	001-16817	8/10/2009
10.14	Amended and Restated Business Management and Shared Services Agreement, dated as of March 16, 2015, between the Company and The RMR Group LLC.(+)	10-K	10.52	001-16817	3/16/2015
21.1	Subsidiaries of the Company.					X
23.1	Consent of RSM US LLP.					X
31.1	Rule 13a-14(a) Certification.					X
31.2	Rule 13a-14(a) Certification.					X
32.1 (#)	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.					X
99.1	Representative form of Management Agreement, dated as of January 1, 2020.	10-K	99.1	001-16817	3/2/2020
99.2	Lease Agreement, dated as of May 12, 2011, between 400 Centre Street LLC and the Company.	8-K	99.1	001-16817	5/13/2011
99.3	First Amendment to Lease, dated as of December 23, 2014, between 400 Centre Street LLC and the Company.	10-K	99.14	001-16817	3/16/2015
99.4	Second Amendment to Lease, dated as of February 24, 2021, between ABP Borrower Inc. (as successor to 400 Centre Street LLC) and the Company.					X
99.5	Amended and Restated Reimbursement Agreement, dated May 1, 2012, among The RMR Group LLC, TravelCenters of America LLC and the Company.	10-Q	99.1	001-16817	8/1/2012
99.6	Management Agreement, dated as of August 31, 2012, between FVE Managers, Inc., as Manager, and D&R Yonkers LLC, as Licensee.	10-Q	99.2	001-16817	10/30/2012
99.7	First Amendment to Management Agreement, dated as of August 31, 2012, between FVE Managers, Inc., as Manager, and D&R Yonkers LLC, as Licensee.	10-K	99.25	001-16817	3/16/2015
99.8	Amended and Restated Shareholders Agreement, dated May 21, 2012, among Affiliates Insurance Company, the Company, Service Properties Trust, Diversified Healthcare Trust, TravelCenters of America Inc. (f/k/a TravelCenters of America LLC), ABP Trust (as successor to The RMR Group LLC), Office Properties Income Trust (f/k/a Government Properties Income Trust) and Industrial Logistics Properties Trust (as successor to Select Income REIT).	10-Q	10.1	001-16817	8/1/2012
99.9	FedEx Pricing Agreement, dated June 17, 2015, among the Company, TA Operating LLC, Sonesta International Hotels Corporation and The RMR Group LLC.	10-Q	99.1	001-16817	8/10/2015
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Taxonomy Extension Label Linkbase Document.	X
101.PRE	Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X
_______________________________________
(+) Management contract or compensatory plan or arrangement.
(#) This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Five Star Senior Living Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Five Star Senior Living Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for years then ended, and the related notes to the consolidated financial statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Self-Insurance Reserves

As described in Note 2 and Note 15 of the consolidated financial statements, the Company partially self-insures up to certain limits for workers’ compensation, professional and general liability and automobile coverage. Claims in excess of these limits are insured up to contractual limits, over which the Company self-insures. The Company fully self-insures all health-related claims for covered employees. The Company’s self-insurance reserves were $79.0 million as of December 31, 2020 and are included in accrued compensation and benefits and accrued self-insurance obligations in the accompanying consolidated balance sheet. The reserves for the casualty, liability, workers’ compensation and healthcare losses and costs are estimated utilizing a third-party actuary and are based on past experience, expectations of future events, including projected settlements for pending claims, known incidents that may result in claims, estimates of incurred but not reported claims, expected changes in premiums for insurance provided by insurers whose policies provide for retroactive adjustments, estimated litigation costs and other factors.

We identified the Company’s self-insurance reserves as a critical audit matter because of the significant judgments made by management in determining the estimates, as well as the sensitivity of the actuarial assumptions. Auditing management’s judgments regarding the self-insurance reserves involved a high degree of auditor judgment and increased effort was required, including the involvement of actuarial specialists to evaluate the reasonableness of the significant estimates and assumptions utilized in the reserve calculations.

Our audit procedures related to the determination of the self-insurance reserves included the following, among others:

•With the assistance of our actuarial specialists, we evaluated the reasonableness of the actuarial methodologies and assumptions. Our specialists also assessed the appropriateness of management’s estimates by comparing management’s estimates to our independently developed estimate.

•We tested the accuracy and completeness of the underlying data utilized in the actuarial valuation including the actual claims paid during the year.

•We assessed the qualifications and objectivity of management’s third-party actuarial specialists.

•We evaluated the Company’s ability to estimate self-insurance reserves by comparing its historical estimates with actual claims paid.

/s/ RSM US LLP

We have served as the Company's auditor since 2014.

Boston, Massachusetts
February 25, 2021

Five Star Senior Living Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$84,351	$31,740
Restricted cash and cash equivalents	23,877	23,995
Accounts receivable, net of allowance of $3,149 and $4,664, respectively	9,104	34,190
Due from related person	96,357	5,533
Debt and equity investments, of which $11,125 and $12,622 are restricted, respectively	19,961	21,070
Prepaid expenses and other current assets	28,658	17,286
Assets held for sale	—	9,554
Total current assets	262,308	143,368

Property and equipment, net	159,251	167,247
Operating lease right-of-use assets	18,030	20,855
Finance lease right-of-use assets	4,493	—
Restricted cash and cash equivalents	1,369	1,244
Restricted debt and equity investments	4,788	7,105
Equity investment of an investee, net	11	298
Other long-term assets	3,956	5,676
Total assets	$454,206	$345,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,454	$30,440
Accrued expenses and other current liabilities	41,843	55,981
Accrued compensation and benefits	70,543	35,629
Accrued self-insurance obligations	31,355	23,791
Operating lease liabilities	2,567	2,872
Finance lease liabilities	808	—
Due to related persons	6,585	2,247
Mortgage note payable	388	362
Security deposits and current portion of continuing care contracts	365	434
Liabilities held for sale	—	12,544
Total current liabilities	177,908	164,300

Long-term liabilities:
Accrued self-insurance obligations	37,420	33,872
Operating lease liabilities	17,104	19,671
Finance lease liabilities	3,921	—
Mortgage note payable	6,783	7,171
Other long-term liabilities	538	798
Total long-term liabilities	65,766	61,512

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01: 75,000,000 shares authorized, 31,679,207 and 5,154,892 shares issued and outstanding, respectively	317	52
Additional paid-in-capital	460,038	362,450
Accumulated deficit	(251,139)	(245,184)
Accumulated other comprehensive income	1,316	2,663
Total shareholders’ equity	210,532	119,981
Total liabilities and shareholders’ equity	$454,206	$345,793

The accompanying notes are an integral part of these consolidated financial statements.

Five Star Senior Living Inc.
Consolidated Statements of Operations
(amounts in thousands, except per share amounts)

	For the year ended December 31,
	2020	2019
REVENUES
Senior living	$77,015	$1,036,498
Management fees	62,880	16,169
Rehabilitation and wellness services	82,032	48,685
Total management and operating revenues	221,927	1,101,352
Reimbursed community-level costs incurred on behalf of managed communities	916,167	313,792
Other reimbursed expenses	25,648	—
Total revenues	1,163,742	1,415,144

Other operating income	3,435	—

OPERATING EXPENSES
Senior living wages and benefits	41,819	538,931
Other senior living operating expenses	25,470	292,644
Rehabilitation and wellness services expenses	64,496	39,903
Community-level costs incurred on behalf of managed communities	916,167	313,792
General and administrative	87,168	87,884
Rent	5,118	141,486
Depreciation and amortization	10,997	16,640
Loss on sale of senior living communities	—	856
Long-lived asset impairment	—	3,282
Total operating expenses	1,151,235	1,435,418

Operating income (loss)	15,942	(20,274)

Interest, dividend and other income	757	1,364
Interest and other expense	(1,631)	(2,615)
Unrealized gain on equity investments	480	782
Realized gain on sale of debt and equity investments	425	229
Loss on termination of leases	(22,899)	—

Loss before income taxes and equity in earnings of an investee	(6,926)	(20,514)
Provision for income taxes	(663)	(56)
Equity in earnings of an investee	—	575
Net loss	$(7,589)	$(19,995)

Weighted average shares outstanding (basic and diluted)	31,471	5,006

Net loss per share (basic and diluted)	$(0.24)	$(3.99)

The accompanying notes are an integral part of these consolidated financial statements.

Five Star Senior Living Inc.
Consolidated Statements of Comprehensive Loss
(dollars in thousands)

	For the year ended December 31,
	2020	2019
Net loss	$(7,589)	$(19,995)
Other comprehensive income:
Unrealized gain on debt investments, net of tax of $0 and $294, respectively	649	831
Equity in unrealized gain of an investee, net of tax of $0 and $0, respectively	—	90
Realized gain on debt investments reclassified and included in net loss, net of tax of $0 and $0, respectively	(302)	—
Other comprehensive income	347	921
Comprehensive loss	$(7,242)	$(19,074)

The accompanying notes are an integral part of these consolidated financial statements.

Five Star Senior Living Inc.
Consolidated Statements of Shareholders’ Equity
(dollars in thousands)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at December 31, 2018	5,085,345	$51	$362,012	$(292,636)	$1,742	$71,169
Comprehensive income (loss):
Net loss	—	—	—	(19,995)	—	(19,995)
Unrealized gain on investments, net of tax	—	—	—	—	831	831
Equity in unrealized gain of an investee, net of tax	—	—	—	—	90	90
Total comprehensive (loss) income	—	—	—	(19,995)	921	(19,074)
Cumulative effect adjustment to beginning retained earnings in connection with the adoption of FASB ASU No. 2016-02	—	—	—	67,473	—	67,473
Grants under share award plan and share-based compensation	85,800	1	438	—	—	439
Repurchases under share award plan	(16,253)	—	—	(26)	—	(26)
Balance at December 31, 2019	5,154,892	52	362,450	(245,184)	2,663	119,981
Comprehensive income (loss):
Net loss	—	—	—	(7,589)	—	(7,589)
Unrealized gain on debt investments, net of tax	—	—	—	—	649	649
Realized gain on debt investments reclassified and included in net loss, net of tax	—	—	—	—	(302)	(302)
Total comprehensive (loss) income	—	—	—	(7,589)	347	(7,242)
Cumulative effect adjustment to beginning accumulated deficit and accumulated other comprehensive income in connection with a reclassification of equity investments previously classified as debt investments	—	—	—	1,694	(1,694)	—
Issuance of common shares	26,387,007	264	97,076	—	—	97,340
Grants under share award plan and share-based compensation	155,150	1	524	—	—	525
Repurchases under share award plan	(17,842)	—	(12)	(60)	—	(72)
Balance at December 31, 2020	31,679,207	$317	$460,038	$(251,139)	$1,316	$210,532
The accompanying notes are an integral part of these consolidated financial statements.

Five Star Senior Living Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the year ended December 31,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(7,589)	$(19,995)
Adjustments to reconcile net loss to net cash provided (used in) by operating activities:
Depreciation and amortization	10,997	16,640
Loss on sale of senior living communities	—	856
Unrealized gain on equity securities	(480)	(782)
Realized gain on sale of debt and equity securities	(425)	(229)
Loss on termination of leases	22,899	—
Long-lived asset impairment	—	3,282
Equity in earnings of an investee	—	(575)
Share-based compensation	513	439
Provision for losses on accounts receivables	1,450	4,891
Amortization of non-cash rent adjustments	—	(13,840)
Other non-cash expense (income) adjustments, net	633	432
Changes in assets and liabilities:
Accounts receivable	23,636	(1,323)
Due from related person	(70,799)	15,017
Prepaid expenses and other current assets	(10,324)	914
Accounts payable	(6,986)	10,271
Accrued expenses and other current liabilities	37,813	(6,770)
Accrued compensation and benefits	34,914	208
Due to related persons	4,338	(16,636)
Other current and long term liabilities	10,791	3,091
Net cash provided by (used in) operating activities	51,381	(4,109)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(5,427)	(57,494)
Purchases of debt and equity investments	(5,750)	(2,991)
Proceeds from sale of property and equipment	2,725	110,027
Settlement of liabilities from sale of communities	—	(754)
Distributions in excess of earnings from Affiliates Insurance Company	287	9,000
Proceeds from sale of debt and equity investments	10,408	5,193
Net cash provided by investing activities	2,243	62,981

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit facility	—	5,000
Repayments of borrowings on revolving credit facility	—	(56,484)
Costs related to issuance of common stock	(559)	—
Repayments of mortgage notes payable	(387)	(365)
Payment of deferred financing fees	—	(1,271)
Payment of employee tax obligations on withheld shares	(60)	(26)
Net cash used in financing activities	(1,006)	(53,146)

Increase in cash and cash equivalents and restricted cash and cash equivalents	52,618	5,726
Restricted cash included in held for sale assets	—	(5)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	56,979	51,258
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$109,597	$56,979

Reconciliation of cash and cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$84,351	$31,740
Current restricted cash and cash equivalents	23,877	23,995
Other restricted cash and cash equivalents	1,369	1,244
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$109,597	$56,979

Supplemental cash flow information:
Interest paid	$572	$1,819
Income taxes received, net	(40)	(1,947)

Non-cash investing and financing activities:
Liabilities assumed related to issuance of our common stock	$51,547	$—
Right-of-use assets obtained in exchange for finance lease liabilities	4,724	—
Change in accrued capital	2,656	(785)

The accompanying notes are an integral part of these consolidated financial statements.

Five Star Senior Living Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

1. Basis of Presentation and Organization
General. Five Star Senior Living Inc., collectively with its consolidated subsidiaries, the Company, we, us or our, is a corporation formed in 2001 under the laws of the State of Maryland. As of December 31, 2020, we managed or operated 252 senior living communities located in 31 states with 29,271 living units, including 243 primarily independent and assisted living communities with 28,316 living units, which include 37 continuing care retirement communities, or CCRCs, with 8,574 living units, and 9 primarily skilled nursing facilities, or SNF's with 955 living units. As of December 31, 2020, we managed 228 of these senior living communities (26,969 living units), we owned and operated 20 of these senior living communities (2,098 living units) and we leased and operated four of these senior living communities (204 living units). Our 252 senior living communities, as of December 31, 2020, included 10,982 independent living apartments, 15,332 assisted living suites (which includes 3,220 of our Bridge to Rediscovery memory care units) and 2,957 SNF units. The foregoing numbers exclude living units categorized as out of service.

Ageility Physical Therapy Solutions, or Ageility, a division of our rehabilitation and wellness services segment, provides a comprehensive suite of rehabilitation and wellness services at our senior living communities as well as at outpatient clinics located separately from our senior living communities. As of December 31, 2020, we operated 37 inpatient rehabilitation and wellness services clinics in senior living communities owned by Diversified Healthcare Trust, or DHC, which are managed by us. As of December 31, 2020, we operated 207 outpatient rehabilitation and wellness services clinics, of which 149 were located at our managed, leased and owned senior living communities and 58 were located within senior living communities not owned or leased by us or managed on behalf of DHC.

Restructuring of Business Arrangements with DHC. On April 1, 2019, we entered into a transaction agreement, or the Transaction Agreement, with DHC, to restructure our business arrangements with DHC, pursuant to which, effective as of January 1, 2020, or the Conversion Time:

•our five then existing master leases with DHC as well as our then existing management and pooling agreements with DHC were terminated and replaced with new management agreements for all of these senior living communities, together with a related omnibus agreement, or collectively, the New Management Agreements;

•we issued 10,268,158 of our common shares to DHC and an aggregate of 16,118,849 of our common shares to DHC’s shareholders of record as of December 13, 2019, or, together, the Share Issuances; and

•as consideration for the Share Issuances, DHC provided to us $75,000 by assuming certain of our working capital liabilities and through cash payments. Such consideration, the Conversion and the Share Issuances are collectively referred to as the Restructuring Transactions.

As of January 1, 2020, we reorganized our business to better align with the different services we offer older adults. In connection with our reorganization, we changed our reporting structure and the composition of our reporting units. We have reclassified certain prior year amounts to conform to the current year’s presentation. See Notes 2 and 4 for more information regarding our segment reporting.

As of January 1, 2020, we reclassified certain of our investments from debt investments to equity investments to reflect the nature of the investment rather than the nature of the securities held by the investment. As a result, we reclassified the related unrealized gain of $1,694 from accumulated other comprehensive income to accumulated deficit on January 1, 2020. See Note 8 for more information regarding these investments.

Reverse Share Split. On September 30, 2019, we completed a one-for-ten reverse share split of our outstanding common shares, or the Reverse Share Split, pursuant to which every ten of our common shares issued and outstanding as of the effective time of the Reverse Share Split were converted into one share of our common stock, par value $0.10 per share, subject to the receipt of cash in lieu of fractional shares. Following the effective time of the Reverse Share Split on September 30, 2019, we changed the par value of our common stock from $0.10 per share back to $0.01 per share. The Reverse Share Split affected all record holders of our common shares uniformly and did not affect any record shareholder's percentage of ownership interest in us. The Reverse Share Split reduced the number of our then issued and outstanding common shares from 50,823,340 to 5,082,334.

Five Star Senior Living Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
2. Summary of Significant Accounting Policies
Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Five Star Senior Living Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Estimates and Assumptions. The preparation of these financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that may affect the amounts reported in these consolidated financial statements and related notes. Significant estimates in our consolidated financial statements relate to revenue recognition, including contractual allowances, the allowance for doubtful accounts, self-insurance reserves and estimates concerning our provision for income taxes or valuation allowance related to deferred tax assets.

Our actual results could differ from our estimates. We periodically review estimates and assumptions and we reflect the effects of changes, if any, in the consolidated financial statements in the period that they are determined.

Fair Value of Financial Instruments. Our financial instruments are limited to cash and cash equivalents, accounts receivable, debt and equity investments, accounts payable and a mortgage note payable. Except for our mortgage note payable, the fair value of these financial instruments was not materially different from their carrying values at December 31, 2020 and 2019. We estimate the fair values of our mortgage note payable using market quotes when available, discounted cash flow analyses and current prevailing interest rates.

Our assets recorded at fair value have been categorized based on a fair value hierarchy. We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels.

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

Since the reorganization of our business on January 1, 2020, we operate in two reportable segments: (1) senior living and (2) rehabilitation and wellness services. In the senior living reportable segment, we manage for the account of others and operate for our own account, independent living communities, assisted living communities, CCRCs and SNFs that are subject to centralized oversight. In the rehabilitation and wellness services segment, we primarily provide a comprehensive suite of rehabilitation and wellness services, including physical, occupational, speech and other specialized therapy services, in inpatient and outpatient clinics through our Ageility division. Corporate and other amounts excluded from our reportable segments' performance are separately stated and include amounts related to functional areas such as finance, information technology, legal, human resources and our captive insurance company subsidiary, which participates in our workers' compensation, professional and general liability and certain automobile insurance programs. We allocate corporate and other amounts to our senior living and rehabilitation and wellness services segments to assist in determining the allocation of resources and assessing the performance of our segments. Corporate and other allocation amounts are determined by applying an estimated cost rate to the revenues of each division within the reportable segments. Estimated cost rates used to allocate corporate and other amounts vary by division. All of our operations and assets are located in the United States, except for the operations of our captive insurance company subsidiary, which is organized in the Cayman Islands. We do not allocate assets to operating segments and, therefore, no asset information is provided for reportable segments. See Note 4 for more information.

Five Star Senior Living Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)

Net Income (Loss) Per Share. We calculate basic net income (loss) per common share, or EPS, by dividing net income (loss) by the weighted average number of common shares outstanding during the year. We calculate diluted EPS using the more dilutive of the two-class method or the treasury stock method. See Note 7 for more information.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents. Cash and cash equivalents as of December 31, 2020 and 2019, consisting of short-term, highly liquid investments and money market funds with original maturities of three months or less at the date of purchase, are carried at cost, which approximates market. Certain cash account balances exceed Federal Deposit Insurance Corporation insurance limits of $250 per account and, as a result, there is a concentration of credit risk related to amounts in excess of the insurance limits. We regularly monitor the financial stability of the financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

Restricted cash and cash equivalents as of December 31, 2020 and 2019 include cash we deposited as security for obligations arising from our self-insurance programs and other amounts for which we are required to establish escrows, including real estate taxes and capital expenditures, as required by our mortgage and certain resident security deposits. Our restricted cash and cash equivalents consist of the following:

	As of December 31,
	2020		2019
	Current	Long-Term	Current	Long-Term
Workers’ compensation letter of credit collateral	$21,561	$—	$21,655	$—
Insurance reserves and other restricted amounts	644	1,369	679	1,244
Health deposit-imprest cash	1,103	—	1,103	—
Real estate taxes and certain capital expenditures as required by our mortgage	569	—	526	—
Resident security deposits	—	—	32	—
Total	$23,877	$1,369	$23,995	$1,244
Concentrations of Credit Risk. Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. We have investment policies that, among other things, limit investments to investment-grade securities. We hold our cash and cash equivalents and investments with high-quality financial institutions and we monitor the credit ratings of those institutions.

We perform ongoing credit evaluations of our customers, and the risk with respect to accounts receivable is further mitigated by the diversity, both by geography and by industry, of the customer base. As of December 31, 2020, payments due from Medicare and Medicaid represented 32.0% and 1.2%, respectively, of our gross consolidated accounts receivable balance. As of December 31, 2019, payments due from Medicare and Medicaid represented 26.5% and 25.0%, respectively, of our consolidated accounts receivable.

We derive primarily all of our management fee revenue from DHC. As of December 31, 2020 and 2019, we had net $89,911 and $3,363 due from DHC, respectively, which are included in due from related persons and due to related persons on our consolidated balance sheets. See Note 14 for more information. The balance due at December 31, 2020 includes deferred payroll taxes of $22,194 under the CARES Act described more fully in Note 17, as well as liabilities incurred on behalf of DHC of $30,090, which is also included in accrued expenses and other current liabilities on our consolidated balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts. We record accounts receivable at their estimated net realizable value. Included in accounts receivable as of December 31, 2020 and 2019, are amounts due from Medicare of $3,915 and $9,056, respectively, and amounts due from various state Medicaid programs of $152 and $8,532, respectively. The Company does not believe there are significant credit risks associated with the receivables from these governmental programs.

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

Billings for services under third-party payer programs are recorded net of estimated retroactive adjustments, if any. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. Contractual or cost related adjustments from Medicare or Medicaid are accrued

Five Star Senior Living Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
when assessed (without regard to when the assessment is paid or withheld). Subsequent adjustments to these accrued amounts are recorded in net revenues when known.

The allowance for doubtful accounts reflects estimates that we periodically review and revise based on new information, to which revisions may be material. Our allowance for doubtful accounts consists of the following:

Allowance for Doubtful Accounts	Balance at Beginning of Period	Provision for Doubtful Accounts	Recoveries	Write-offs	Balance at End of Period
December 31, 2019	$3,422	$4,891	$1,459	$(5,108)	$4,664
December 31, 2020	$4,664	$1,450	$156	$(3,121)	$3,149

Equity and Debt Investments. Equity investments are carried at fair value with changes in fair value recorded in earnings. At December 31, 2020, these equity investments had a fair value of $12,439 and a net unrealized holding gain of $3,376. At December 31, 2019, these equity investments had a fair value of $6,409 and a net unrealized holding gain of $1,201.

Debt investments, which are classified as available for sale, are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity within accumulated other comprehensive income and “other than temporary impairment” losses recorded through earnings. Realized gains and losses on debt investments are recognized based on specific identification. Restricted debt investments are kept as security for obligations arising from our self-insurance programs. At December 31, 2020, these debt investments had a fair value of $12,310 and a net unrealized holding gain of $756. At December 31, 2019, these debt investments had a fair value of $21,766 and a net unrealized holding gain of $2,104.

In 2020 and 2019, our debt and equity investments generated interest and dividend income of $757 and $1,364, respectively, which is included in interest, dividend and other income in our consolidated statements of operations.

The following table summarizes the fair value and gross unrealized losses related to our debt investments, aggregated by length of time that individual securities have been in a continuous unrealized loss position for the years ended:

	Debt Investments
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2020	$291	$4	$—	$—	$291	$4
December 31, 2019	$292	$10	$—	$—	$292	$10

We routinely evaluate our debt investments to determine if they have been impaired. If the fair value of a debt investment is less than its book or carrying value and we expect that situation to continue for a more than temporary period, we will record an “other than temporary impairment” loss in our consolidated statements of operations. We evaluate the fair value of our debt investments by reviewing each investment’s current market price, the ratings of the investment, the financial condition of the issuer and our intent and ability to retain the investment during temporary market price fluctuations or until maturity. In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the investment is below the investment’s cost basis for an extended period, which we typically define as greater than twelve months. However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the investment is historically volatile. Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not meet the criteria described above, such as if we plan to sell the investment in the near term and the fair value is below our cost basis. When we believe that a change in fair value of a debt investment is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses. When we determine that impairment in the fair value of a debt investment is an “other than temporary impairment”, we record a charge to earnings. We did not record such an impairment charge for the years ended December 31, 2020 and 2019.

Deferred Financing Costs. We capitalize issuance costs related to our secured revolving credit facility, or our credit facility, and amortize the deferred costs over the term of the agreement governing our credit facility, or our credit agreement. In June 2019, we entered into a new credit agreement to replace our prior credit facility with our $65,000 secured revolving credit facility. See Note 9 for more information on our credit facility. Our unamortized balance of deferred finance costs was $288 and $980 at December 31, 2020 and 2019, respectively, of which $288 and $692 was included in prepaid expenses and other current assets on our consolidated balance sheets as of December 31, 2020 and 2019, respectively, and $0 and $288 was included in

Five Star Senior Living Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
other long-term assets on our consolidated balance sheets as of December 31, 2020 and 2019, respectively. At December 31, 2020, the weighted average amortization period remaining, related to our finance costs, is less than 1 year.

Assets and Liabilities Held for Sale. We designate communities as held for sale when it is probable that the communities will be sold within one year. We record these assets on the consolidated balance sheets at the lesser of the carrying value and fair value less estimated selling costs. If the carrying value is greater than the fair value less the estimated selling costs, we record an impairment charge. We evaluate the fair value of the assets held for sale each period to determine if it has changed. At December 31, 2019, we designated all communities under our then master leases with DHC as held for sale, because, pursuant to the Transaction Agreement, effective January 1, 2020, those leases were terminated and we and DHC entered into the New Management Agreements. As of December 31, 2020, we did not have assets or liabilities classified as held for sale.

Property and Equipment. Property and equipment are recorded at cost and depreciated using the straight-line basis over their estimated useful lives, which are typically as follows:

Asset Class	Estimated Useful Life (in years)
Buildings	40
Building and land improvements	3-15
Equipment	7
Computer equipment and software	5
Furniture and fixtures	7

We routinely perform an assessment of long-lived assets to determine if indicators of impairment are present. An indicator that the carrying amount of a long-lived asset, or asset group, is not recoverable exists if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group), or if other events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. If we conclude that an impairment exists, we determine the amount of impairment loss by comparing the historical carrying value of the asset, or group of assets, to their estimated fair value. We determine estimated fair value based on input from market participants, our experience selling similar assets, market conditions and internally developed cash flow models that our assets or asset groups are expected to generate, and we consider these estimates to be a Level 3 fair value measurement.

Equity Method Investments. Until its dissolution on February 13, 2020, six other shareholders and we each owned approximately 14.3% of Affiliates Insurance Company's, or AIC's, outstanding equity. Although we owned less than 20% of AIC, we used the equity method to account for this investment because we believed that we had significant influence over AIC, as all of our then Directors were also directors of AIC. Under the equity method, we recorded our percentage share of net earnings from AIC in our consolidated statements of operations. If we determined there was an “other than temporary impairment” in the fair value of this investment, we would have recorded a charge to earnings. In evaluating the fair value of this investment, we considered, among other things, the assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally. At the time of its dissolution, we had invested $6,034 in AIC.

As of December 31, 2020 and 2019, our investment in AIC had a carrying value of $11 and $298, respectively. These amounts are presented as equity investment of an investee in our consolidated balance sheets. In June 2020, we received $287 in connection with AIC's dissolution. We did not recognize any income related to our investment in AIC for the year ended December 31, 2020, and recognized income of $575 for the year ended December 31, 2019, which amount is presented as equity in earnings of an investee in our consolidated statements of operations. Our other comprehensive income includes our proportionate share of unrealized gains (losses) on securities that are owned by AIC related to our investment in AIC of $90 for the year ended December 31, 2019.

As discussed further in Note 14, AIC was dissolved on February 13, 2020, and in connection with this dissolution, we and each other AIC shareholder received an initial liquidating distribution of $9,000 in December 2019 and a subsequent distribution of $287 in June 2020.

Commitments and Contingencies. We have been, are currently, and expect in the future to be involved in claims, lawsuits, and regulatory and other government audits, investigations and proceedings arising in the ordinary course of our business, some of which may involve material amounts. The defense and resolution of these claims, lawsuits, and regulatory and other government audits, investigations and proceedings may require us to incur significant expense. Loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss or, when a best estimate cannot be made,

Five Star Senior Living Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
at our estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment, and are refined as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore, the estimated minimum loss amount, which could be zero, is recorded; then, as information becomes known, the minimum loss amount is updated, as appropriate. Occasionally, a minimum or best estimate amount may be increased or decreased when events result in a changed expectation.

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

Lease Accounting. At the inception of a contract, we, as lessee, evaluate and determine whether such a contract is or contains a lease based on whether such contract conveys the right to control the use of the identified asset. We apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. We have elected to apply the portfolio approach where possible in assessing our leases and performed an assessment of all our leases. In addition, we have elected the practical expedient, by class of underlying asset, not to separate non-lease components from the associated lease component if certain conditions are met. As lessee, we lease senior living communities and our headquarters, and enter into contracts for the use and maintenance of various equipment that contain a lease. We have determined that an equipment lease has met the criteria to be classified as a finance lease. The remaining leases are operating leases.

We have determined that our leases for the use and maintenance of equipment are short-term leases, except for the lease that is classified as a finance lease. We have made an accounting policy election for our leases, which are determined to be short-term leases, whereby we recognize the lease payments on a straight-line basis over the lease term and variable lease payments in the period in which the obligations for those payments are incurred. Expenses related to these leases are recognized in the consolidated statement of operations in other senior living operating expenses and general and administrative expenses and are not material to our consolidated financial statements.

We have determined that our leases for senior living communities, our headquarters and the equipment finance lease are long-term leases. A lessee is required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Accordingly, we have recorded a right-of-use asset and lease liability for all of our long-term leases. We determined that the discount rate implicit in the leases was not readily available, and therefore, we determined our incremental borrowing rate, or IBR, to calculate the right-of-use assets and lease liabilities, except for the equipment finance lease where we used the discount rate implicit in the lease. For purposes of determining the lease term, we concluded that it is not reasonably certain that our lease extensions will be exercised and, therefore, we included payments required to be made under the committed lease term in calculating the right-of-use assets and lease liabilities. In the consolidated statement of operations, expenses related to the leases for senior living communities are recognized in rent expense, expenses related to our headquarters are recorded in general and administrative and expenses related to our equipment finance lease are recognized in depreciation and amortization and interest and other expense. In 2019, we recognized variable lease payments primarily relating to percentage rent paid under our then leases with DHC and operating costs such as insurance and real estate taxes, in the statement of operations in the period in which the obligations for those payments are incurred. There were no variable lease payments in 2020.

We have capitalized initial direct costs related to our finance lease, which are not material to our consolidated financial statements.

Our leases have remaining lease terms of up to eight years. Our lease terms may include options to extend or terminate the lease. The options are included in the lease term when it is determined that it is reasonably certain the option will be exercised. The Company recorded right-of-use assets and lease liabilities, which are presented on the Consolidated Balance

Five Star Senior Living Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
Sheet. At December 31, 2020 the weighted average remaining lease term was approximately seven years with a weighted average discount rate of 5.2%.

The following table presents supplemental information related to operating and finance leases:

Lease No. (Expiration Date)	Number of Properties	Remaining Renewal Options	Right-of-Use Asset	Future Minimum Rents for the Year Ended December 31,							IBR (2)	Lease Liability
				2021	2022	2023	2024	2025	There after	Total
Healthpeak lease (1) (April 30, 2028)	4	One 10-year renewal option	$17,578	$2,910	$2,959	$3,023	$3,088	$3,150	$7,590	$22,720	4.60%	$19,175
Headquarters lease (June 30, 2021) (3)	1	N/A	452	503	—	—	—	—	—	503	4.60%	496
Equipment lease (December 31, 2025)	N/A	5 year renewal option	4,493	1,140	1,140	1,140	1,140	1,140	—	5,700	7.60%	4,729
Total			$22,523	$4,553	$4,099	$4,163	$4,228	$4,290	$7,590	$28,923	5.20%	$24,400
_______________________________________
(1)    Lease includes assisted living communities.
(2)    For the equipment lease, this represents the discount rate.
(3)    On February 24, 2021, we entered into a second amendment to extend our headquarters lease through December 31, 2031. See Note 18 for more information regarding the lease extension.

Operating lease expenses consist of monthly rent costs, certain utilities and real estate taxes. For the year ended December 31, 2020, we recognized $5,118 in rent expense and $1,760 in general and administrative expenses within our consolidated statements of operations. For the year ended December 31, 2020, we recognized finance lease expenses of $323, consisting of amortization of the right-of-use asset of $230 and interest expense on the lease liability of $93, which are recorded in our consolidated statements of operations in depreciation and amortization and interest and other expenses, respectively.

ASC Topic 842 provides lessors with a practical expedient, by class of underlying asset, not to separate non-lease components from the associated lease component if certain conditions are met. In addition, ASC Topic 842 clarifies which ASC Topic (Topic 842 or FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606) applies for the combined component. Specifically, if the non-lease components associated with the lease component are the predominant component of the combined components, the lessor should account for the combined component in accordance with ASC Topic 606. Otherwise, the lessor should account for the combined component as an operating lease. We have elected this practical expedient and recognized revenue under our resident agreements at our independent living and assisted living communities based upon the predominant component rather than allocating the consideration and separately accounting for it under ASC Topic 842 and ASC Topic 606. We have concluded that the non-lease components of the agreements with respect to our independent and assisted living communities are the predominant component of the leases and, therefore, we recognize revenue for these agreements under ASC Topic 606.

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

Five Star Senior Living Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
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

Revenue Recognition. We recognize revenue from contracts with customers in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606, using the practical expedient that allows for the use of a portfolio approach, because we have determined that the effect of applying the guidance to our portfolios of contracts within the scope of ASC Topic 606 on our consolidated financial statements would not differ materially from applying the guidance to each individual contract within the respective portfolio or our performance obligations within such portfolio. The five-step model defined by ASC Topic 606 requires us to: (i) identify our contracts with customers; (ii) identify our performance obligations under those contracts; (iii) determine the transaction prices of those contracts; (iv) allocate the transaction prices to our performance obligations in those contracts; and (v) recognize revenue when each performance obligation under those contracts is satisfied. Revenue recognition occurs when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.

Senior Living and Rehabilitation and Wellness Services Revenues. A substantial portion of our revenue from our independent living and assisted living communities relates to contracts with residents for housing services that are generally short term in nature and initially are subject to ASC Topic 842, Leases, or ASC Topic 842. As noted earlier, we have concluded that the non-lease components of these agreements are the predominant components of the contracts; therefore, we recognize revenue for these agreements under ASC Topic 606. We also provide our residents and others with rehabilitation and wellness services at our senior living communities as well as at outpatient clinics located separately from our senior living communities. Our contracts with residents and other customers that are within the scope of ASC Topic 606 are generally short term in nature. We have determined that services performed under those contracts are considered one performance obligation as such services are regarded as a series of distinct events with the same timing and pattern of transfer to the resident or customer. Revenue is recognized for those contracts when our performance obligation is satisfied by transferring control of the service provided to the resident or customer, which are generally when the services are provided over time.

Resident fees at our independent living and assisted living communities consist of regular monthly charges for basic housing and support services and fees for additional requested services, such as assisted living services, personalized health services and ancillary services. Fees are specified in our agreements with residents, which are generally short term (30 days to one year), with regular monthly charges billed in advance. Funds received from residents in advance of services provided are not material to our consolidated financial statements. Some of our senior living communities require payment of an upfront entrance fee in advance of a resident moving into the community; substantially all of these community fees are non-refundable and are initially recorded as deferred revenue and included in accrued expenses and other current liabilities in our consolidated balance sheets. These deferred amounts are then amortized on a straight-line basis into revenue over the term of the resident's agreement. When the resident no longer resides within our community, the remaining deferred non-refundable fees are recognized in revenue. Revenue recorded and deferred in connection with community fees is not material to our consolidated financial statements. Revenue for basic housing and support services and additional requested services is recognized in accordance with ASC Topic 606 and measured based on the consideration specified in the resident agreement and is recorded when the services are provided.

In our SNFs and certain of our independent and assisted living communities where we provide SNF services, we are paid fixed daily rates from governmental and contracted third party payers, and we charge a predetermined fixed daily rate for private pay residents. These fixed daily rates and certain other fees are billed monthly in arrears. Although there are complex regulatory compliance rules governing fixed daily rates, we have no episodic payments or capitation arrangements. We currently use the “most likely amount” technique to estimate revenue, although rates are generally known and considered fixed prior to services being performed, whether included in the resident agreement or contracted with governmental or third party payers. Rate adjustments from Medicare or Medicaid are recorded when known (without regard to when the assessment is paid or withheld), and subsequent adjustments to these amounts are recorded in revenues when known. Billings under certain of these programs are subject to audit and possible retroactive adjustment, and related revenue is recorded at the amount we ultimately

Five Star Senior Living Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
expect to receive, which is inclusive of the estimated retroactive adjustments or refunds, if any, under reimbursement programs. Retroactive adjustments are recorded on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. Revenue is recognized when performance obligations are satisfied by transferring control of the service provided to the resident, which is generally when services are provided over the duration of care.

Rehabilitation and wellness services revenues at our Ageility clinics consist of charges for clinically-based rehabilitation services, including physical therapy, speech therapy and occupational therapy, as well as other service-based programs and therapies. Revenue for these services is recognized in accordance with ASC Topic 606 and is recorded when the services are provided.

Management Fee Revenues and Reimbursed Community-Level Costs Incurred on Behalf of Managed Communities. We manage senior living communities for the account of DHC pursuant to long-term management agreements which provide for periodic management fee payments to us and reimbursement for our direct costs and expenses related to support such communities. Although there are various management and operational activities performed by us under the New Management Agreements, we have determined that all community operations and management activities constitute a single performance obligation, which is satisfied over time as the services are rendered. We earn management fees equal to 5% of gross revenues realized and 3% of construction costs for construction projects we manage at the senior living communities we manage. We recognize management fee revenues in the same period that we provide the management services to DHC. Our estimate of the transaction price for management services also includes the amount of reimbursement due from the owners of the communities for services provided and related costs incurred.

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

ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. Where we are the primary obligor and, therefore, control the transfer of the goods and services with respect to any such operating expenses incurred in connection with the management of these communities, we recognize revenue when the goods have been delivered or the service has been rendered and we are due to be reimbursed from DHC pursuant to the New Management Agreements. Such revenue is included in reimbursed community-level costs incurred on behalf of managed communities in our consolidated statements of operations. The related costs are included in community-level costs incurred on behalf of managed communities in our consolidated statements of operations. Amounts due from DHC related to management fees and reimbursed community-level costs incurred on behalf of managed communities are included in due from related person in our consolidated balance sheets.

Other reimbursed expenses. Other reimbursed expenses include reimbursements that arise from certain centralized services we provide pursuant to our management agreements, a significant portion of which are charged or passed through to and are paid by our customers. We have determined that we control the services provided by third parties for our customers and, therefore, we account for the cost of these services and the related reimbursement revenue on a gross basis. We recognized revenue from other reimbursed expenses of $25,648 for the year ended December 31, 2020. We did not recognize revenue from other reimbursed expenses for the year ended December 31, 2019.

Reclassifications. We have made reclassifications to the prior years’ financial statements to conform to the current year’s presentation. These reclassifications had no effect on net loss or shareholders’ equity.

Recently Adopted Accounting Pronouncements. On January 1, 2020, we adopted ASU No. 2018-13, Fair Value Measurement (Topic 820) issued by the Financial Accounting Standards Board, or FASB, which modified certain disclosure

Five Star Senior Living Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
requirements in Topic 820, such as the removal of the need to disclose the amount of and reason for transfers between Level 1 and Level 2 of the fair value hierarchy, and several changes related to Level 3 fair value measurements. The adoption of this ASU did not have a material impact on our consolidated financial statements.

On January 1, 2020, we adopted ASU No. 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40) issued by the FASB, using the prospective transition method, which aligned the requirements for capitalizing implementation costs incurred in a cloud computing hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. The adoption of this ASU did not have a material impact on our consolidated financial statements.

On January 1, 2020, we adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (Topic 740) issued by the FASB, which simplifies certain requirements under Topic 740, including eliminating the exception to intraperiod tax allocation when there is a loss from continuing operations and income from other sources, such as other comprehensive income or discontinued operations. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires a financial asset or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This ASU eliminates the probable initial recognition threshold and instead requires reflection of an entity’s current estimate of all expected credit losses. In addition, this ASU amends the current other-than-temporary impairment model for available for sale debt securities. The length of time that the fair value of an available for sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists and credit losses will now be limited to the difference between a security’s amortized cost basis and its fair value. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amends the transition and effective date for nonpublic entities and smaller reporting companies, such as the Company, and clarifies that receivables arising from operating leases are not in the scope of this ASU. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies guidance around how to report expected recoveries. Entities will apply the provisions of the ASU as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This ASU is effective for smaller reporting companies for reporting periods beginning after December 15, 2022. We are assessing the potential impact that the adoption of this ASU (and the related clarifying guidance issued by the FASB) will have on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions on contract modifications meeting certain criteria to ease the financial reporting burdens of the expected market transition from the London Inter-bank Offered Rate, or LIBOR, and other interbank offered rates to the alternative reference rates. For a contract that meets the criteria, this ASU generally allows an entity to account for and present modifications as an event that does not require remeasurement at the modification date or reassessment of a previous accounting determination. This ASU was effective upon issuance and can be applied through December 31, 2022. We expect this ASU will not have a material impact on our consolidated financial statements.

Five Star Senior Living Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
3. Revenue and Other Operating Income

The following tables present revenue from contracts by segment with customers disaggregated by type of payer, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors:

	December 31, 2020
	Senior Living		Rehabilitation and Wellness Services	Total
Private payer	$75,625		$4,520	$80,145
Medicare and Medicaid programs	1,390		40,519	41,909
Other third-party payer programs	—		36,993	36,993
Management fees	62,880	(1)	—	62,880
Reimbursed community-level costs incurred on behalf of managed communities	916,167	(1)	—	916,167
Other reimbursed expenses	25,648	(1)	—	25,648
Total revenues	$1,081,710		$82,032	$1,163,742
_______________________________________
(1)     Represents separate revenue streams earned from DHC as part of the New Management Agreements.

	December 31, 2019
	Senior Living		Rehabilitation and Wellness Services	Total
Private payer	$802,071		$2,709	$804,780
Medicare and Medicaid programs	204,272		27,222	231,494
Other third-party payer programs	30,155		18,754	48,909
Management fees	16,169	(1)	—	16,169
Reimbursed community-level costs incurred on behalf of managed communities	313,792	(1)	—	313,792
Total revenues	$1,366,459		$48,685	$1,415,144
_______________________________________
(1)     Represents separate revenue streams earned from DHC as part of the then pooling and management agreements in effect through December 31, 2019.

Other operating income. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law. Under the CARES Act, the U.S. Department of Health and Human Services, or HHS, established the Provider Relief Fund. Retention and use of the funds received under the CARES Act are subject to certain terms and conditions, including certain reporting requirements. Other operating income includes income recognized for funds we have received pursuant to the Provider Relief Fund of the CARES Act that we have determined are in compliance with the terms and conditions of the Provider Relief Fund of the CARES Act. We recognize other operating income to the extent we estimate we have incurred losses or COVID-19 related costs that the CARES Act is intended to compensate. The amount of income we recognize for these estimated losses is limited to the amount of funds we received during the period in which the estimated losses have been recognized or, if funds were received subsequently, the period in which the funds were received. We recognized other operating income of $3,435 for the year ended December 31, 2020. See Note 17 for more information.

4. Segment Information

Segment Information. Effective as of January 1, 2020, we changed our reporting segments, see Note 2 for more information. Results of operations and selected financial information by reportable segment and the reconciliation to the consolidated financial statements are as follows:

Five Star Senior Living Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)

	Year ended December 31, 2020
	Senior Living	Rehabilitation and Wellness Services	Corporate and Other	Total
Revenues	$1,081,710	$82,032	$—	$1,163,742
Other operating income	1,715	1,720	—	3,435
Operating expenses	1,018,348	67,321	65,566	1,151,235
Operating income (loss)	65,077	16,431	(65,566)	15,942
Allocated corporate and other costs	(57,023)	(4,109)	61,132	—
Other loss, net	(288)	—	(22,580)	(22,868)
Income (loss) before income taxes and equity in earnings of an investee	7,766	12,322	(27,014)	(6,926)
Provision for income taxes	—	—	(663)	(663)
Net income (loss)	$7,766	$12,322	$(27,677)	$(7,589)

	Year ended December 31, 2019
	Senior Living	Rehabilitation and Wellness Services	Corporate and Other	Total
Revenues	$1,366,459	$48,685	$—	$1,415,144
Operating expenses	1,307,068	41,603	86,747	1,435,418
Operating income (loss)	59,391	7,082	(86,747)	(20,274)
Allocated corporate and other costs	(74,291)	(4,361)	78,652	—
Other income (loss), net	66	—	(306)	(240)
(Loss) income before income taxes and equity in earnings of an investee	(14,834)	2,721	(8,401)	(20,514)
Provision for income taxes	—	—	(56)	(56)
Equity in earnings of an investee	—	—	575	575
Net (loss) income	$(14,834)	$2,721	$(7,882)	$(19,995)

5. Property and Equipment, net

Property and equipment, net consist of the following:

	As of December 31,
	2020	2019
Land	$12,155	$12,155
Buildings, construction in process and improvements	202,679	201,447
Furniture, fixtures and equipment	60,713	59,174
Property and equipment, at cost	275,547	272,776
Less: accumulated depreciation	(116,296)	(105,529)
Property and equipment, net	$159,251	$167,247

We recorded depreciation expense relating to our property and equipment of $10,767 and $16,640 for the years ended December 31, 2020 and 2019, respectively.

As a result of our long-lived assets impairment review, we recorded $3,148 of impairment charges to certain of our long-lived assets for the year ended December 31, 2019. The fair value of the impaired assets were $4,520 as of December 31, 2019. We also recorded long-lived asset impairment charges of $134 for the year ended December 31, 2019, to reduce the carrying value of senior living communities that we and DHC sold to their estimated fair value less costs to sell. See Note 10 for further information regarding the sales of these communities. No impairment charges were recorded for the year ended December 31, 2020.

As of December 31, 2019, we had $4,813 of property and equipment, net classified as held for sale and presented separately on our consolidated balance sheets that we transferred to DHC as of January 1, 2020 pursuant to the Transaction Agreement. As of December 31, 2020, we did not have any property and equipment classified as held for sale.

Five Star Senior Living Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
6. Income Taxes
Significant components of our deferred tax assets and liabilities at December 31, 2020 and 2019, which are included in other long-term assets on our consolidated balance sheets, were as follows:

	As of December 31,
	2020	2019
Non-current deferred tax assets:
Insurance reserves	$2,661	$2,500
Tax credits	1,060	19,394
Tax loss carryforwards	36,838	62,098
Depreciable assets	7,469	5,778
Goodwill	2,536	2,536
Right-of-use lease obligation	6,242	5,886
Other assets	1,469	3,047
Total non-current deferred tax assets before valuation allowance	58,275	101,239
Valuation allowance:	(46,485)	(87,665)
Total non-current deferred tax assets	11,790	13,574

Non-current deferred tax liabilities:
Lease expense	(4,381)	(4,914)
Right-of-use lease asset	(6,180)	(5,886)
Other liabilities	(1,085)	(1,825)
Total non-current deferred tax liabilities	(11,646)	(12,625)
Net deferred tax assets	$144	$949

Our federal net operating losses incurred prior to December 31, 2017 will continue to have a 20-year carryforward limitation applied to them and will need to be evaluated for recoverability in the future. Federal net operating losses incurred after December 31, 2017, if any, will have an indefinite life, but their usage will be limited to 80% of taxable income in any given year. The deduction of business interest is limited for any tax year beginning after 2017 to the sum of the taxpayer’s business interest income and 50% of adjusted taxable income. Any disallowed interest generally may be carried forward indefinitely.

While we have significant net operating losses, due to a “change of ownership” under IRC Sections 382, Limitation on Net Operating Loss Carryforwards and Certain Built-In Losses Following Ownership Change, and 383, Special Limitations on Certain Excess Credits, as a result of the Share Issuances on January 1, 2020, we have an annual limitation of $445 on the amount of pre-2020 combined federal net operating losses and federal tax credit net operating loss equivalents. As a result, a portion of our federal net operating losses and federal tax credits, $88,601 and $18,498, respectively, will lapse before they can be utilized, for which we reduced our deferred tax assets ($18,606 and $18,498, respectively) and corresponding valuation allowance ($37,104). As of December 31, 2020, our federal net operating loss carryforwards, which are scheduled to begin expiring in 2027 if unused, were $87,160, after a reduction of $88,601 for net operating losses that will lapse before they can be utilized, due to the change of ownership discussed above. Our federal tax credit carryforwards, which begin expiring in 2026 if unused, were $332, after a reduction of $18,498 for federal tax credits that will lapse before they can be utilized, also due to the change of ownership. We are subject to U.S. federal income tax, as well as income tax in multiple state and local jurisdictions. As of December 31, 2020, all material state and local income tax matters have been concluded through 2017 and all material federal income tax matters have been concluded through 2014. However, in some jurisdictions (U.S. federal and state), operating losses and tax credits may be subject to adjustment until such time as they are utilized and the year of utilization is closed to adjustment.

Management assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. An important piece of objective negative evidence evaluated were the losses we incurred over the three-year period ending December 31, 2020. That objective negative evidence is difficult to overcome and would require a substantial amount of objectively verifiable positive evidence beyond projections of future income to support the realization of our deferred tax assets. Accordingly, on the basis of that assessment, we have recorded a valuation allowance against the majority of our net deferred tax assets as of December 31, 2020 and 2019. In the future, if we believe that we will more likely than not realize the benefit of these deferred tax assets, we will adjust our valuation allowance and recognize an income tax benefit, which may affect our results of operations.

Five Star Senior Living Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)

The changes in our valuation allowance for deferred tax assets were as follows:

	Balance at Beginning of Period	Amounts Charged to Expense	Amounts Charged Off, Net of Recoveries	Amounts (Credited) Charged to Equity	Balance at End of Period
Year Ended December 31, 2019	$101,300	$—	$(13,341)	$(294)	$87,665
Year Ended December 31, 2020	$87,665	$584	$(41,834)	$70	$46,485

For the year ended December 31, 2020, we recognized a provision for income taxes from operations of $663, attributable to a federal benefit of $229, plus state income taxes of $892 that includes a charge to the state valuation allowance of $527.

The provision for income taxes from operations is as follows:

	Years Ended December 31,
	2020	2019
Current tax provision:
Federal	$(506)	$(561)
State	365	244
Total current tax benefit	(141)	(317)
Deferred tax provision:
Federal	277	277
State	527	96
Total deferred tax provision	804	373
Total tax provision	$663	$56
The principal reasons for the difference between our effective tax rate on operations and the U.S. federal statutory income tax rate are as follows:

	Years Ended December 31,
	2020	2019
Taxes at statutory U.S. federal income tax rate	(21.0)%	(21.0)%
State and local income taxes, net of federal tax benefit	4.5%	17.2%
Tax credits	259.3%	(0.6)%
Change in valuation allowance	(581.2)%	(67.4)%
Deferred taxes	—%	72.4%
Federal net operating losses	268.6%	—%
State net operating losses	50.2%	—%
Return to provision	36.4%	0.2%
Investments	(7.8)%	—%
Other differences, net	0.6%	(0.5)%
Effective tax rate	9.6%	0.3%

We utilize a two-step process for the measurement of uncertain tax positions that have been taken or are expected to be taken on a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position.

As of December 31, 2020 and 2019, there were no uncertain tax positions.

We recognize interest and penalties related to income taxes in income tax expense, and such amounts were not material for the years ended December 31, 2020 and 2019.

In accordance with the CARES Act, we applied an alternative minimum tax, or AMT, of $554 for the tax year 2019 to our 2020 tax return. See Note 17 for more information.

Five Star Senior Living Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
7. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the period. When applicable, net loss per share — diluted reflects the more dilutive earnings per share using the weighted average number of our common shares calculated using the two-class method, or the treasury stock method.

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted net loss per share (in thousands):

	Years Ended December 31,
	2020	2019
Weighted average shares outstanding—basic	31,471	5,006
Effect of dilutive securities: unvested share awards	—	—
Weighted average shares outstanding—diluted(1)	31,471	5,006
_______________________________________
(1)     For the years ended December 31, 2020 and 2019, 110 and 121, respectively, of our unvested common shares were not included in the calculation of net loss per share—diluted because to do so would have been anti-dilutive.

8. Fair Values of Assets and Liabilities

Recurring Fair Value Measures

The tables below present certain of our assets measured at fair value at December 31, 2020 and 2019, categorized by the level of input used in the valuation of each asset.

	As of December 31, 2020
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$26,291	$26,291	$—	$—
Investments:
Equity investments (2)
High yield fund (3)	3,156	—	3,156	—
International bond fund (4)	2,818	—	2,818	—
Financial services industry	1,348	1,348	—	—
Healthcare	477	477	—	—
Technology	765	765	—	—
Other (5)	3,875	3,875	—	—
Total equity investments	12,439	6,465	5,974	—
Debt investments (6)
Industrial bonds	540	—	540	—
Technology bonds	1,471	—	1,471	—
Government bonds	7,301	7,301	—	—
Energy bonds	484	—	484	—
Financial bonds	1,359	—	1,359	—
Other	1,155	—	1,155	—
Total debt investments	12,310	7,301	5,009	—
Total investments	24,749	13,766	10,983	—
Total	$51,040	$40,057	$10,983	$—

Five Star Senior Living Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)

	As of December 31, 2019
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$26,143	$26,143	$—	$—
Investments:
Equity investments (2)
Financial services industry	1,233	1,233	—	—
Healthcare	395	395	—	—
Technology	281	281	—	—
Other	4,500	4,500	—	—
Total equity investments	6,409	6,409	—	—
Debt investments (6)
High yield fund (3)	2,977	—	2,977	—
International bond fund (4)	2,680	—	2,680	—
Industrial bonds	1,180	—	1,180	—
Technology bonds	2,189	—	2,189	—
Government bonds	9,537	9,537	—	—
Energy bonds	625	—	625	—
Financial bonds (5)	1,853	—	1,853	—
Other	725	—	725	—
Total debt investments	21,766	9,537	12,229	—
Total investments	28,175	15,946	12,229	—
Total	$54,318	$42,089	$12,229	$—
_______________________________________
(1)    Cash equivalents consist of short-term, highly liquid investments and money market funds held primarily for obligations arising from our self-insurance programs. Cash equivalents are reported in our consolidated balance sheets as cash and cash equivalents and current and long-term restricted cash and cash equivalents. Cash equivalents include $22,837 and $23,014 of balances that are restricted at December 31, 2020 and 2019, respectively.
(2)    The fair value of our equity investments is readily determinable. During the years ended December 31, 2020 and 2019, we received gross proceeds of $3,845 and $1,963, respectively, in connection with the sales of equity investments and recorded gross realized gains totaling $368 and $289, respectively, and gross realized losses totaling $245 and $60, respectively.
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
(6)    As of December 31, 2020, our debt investments, which are classified as available for sale, had a fair value of $12,310 with an amortized cost of $11,554; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $756, net of unrealized losses of $4. As of December 31, 2019, our debt investments had a fair value of $21,766 with an amortized cost of $19,662; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $2,114, net of unrealized losses of $10. Debt investments include $8,395 and $12,477 of balances that are restricted as of December 31, 2020 and 2019, respectively. At December 31, 2020, one of the debt investments we hold, with a fair value of $291, has been in a loss position for less than 12 months and we did not hold any debt investment with a fair value in a loss position for greater than 12 months. We do not believe this investment is impaired primarily because it has not been in a loss position for an extended period of time, the financial conditions of the issuer of this investment remain strong with solid fundamentals, or we intend to hold the investment until recovery, and other factors that support our conclusion that the loss is temporary. During the years ended December 31, 2020 and 2019, we received gross proceeds of $6,563 and $3,230, respectively, in connection with the sales of debt investments and recorded gross realized gains totaling $302 and $7, respectively, and gross realized losses totaling $0 and $7, respectively. We record gains and losses on the sales of these investments using the specific identification method.

The amortized cost basis and fair value of available for sale debt securities at December 31, 2020, by contractual maturity, are shown below.

Five Star Senior Living Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)

	Amortized Cost	Fair Value
Due in one year or less	$474	$480
Due after one year through five years	6,746	7,076
Due after five years through ten years	4,334	4,754
Total	$11,554	$12,310

Our financial assets (which include cash equivalents and investments) have been valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. During the year ended December 31, 2020, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value.

The carrying value of accounts receivable and accounts payable approximates fair value as of December 31, 2020 and 2019. The carrying value and fair value of our mortgage notes payable were $7,171 and $8,177, respectively, as of December 31, 2020 and $7,533 and $8,861, respectively, as of December 31, 2019, and are categorized in Level 3 of the fair value hierarchy. We estimate the fair value of our mortgage note payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.

Non-Recurring Fair Value Measures

We review the carrying value of our long-lived assets, including our right-of-use assets, property and equipment and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. See Note 5 for more information regarding fair value measurements related to impairments of our long-lived assets.

9. Indebtedness
In June 2019, we entered into a second amended and restated credit agreement with Citibank, N.A., as administrative agent and lender, and a syndicate of other lenders, pursuant to which we obtained a $65,000 secured revolving credit facility, or Credit Facility, scheduled to mature on June 12, 2021. At our option, we may extend the maturity date for a one-year period, which is subject to payment of an extension fee and other conditions.

We paid fees of $1,271 in 2019 in connection with the June 2019 closing of our credit facility, which were deferred and are being amortized over the initial term of our Credit Facility. Our Credit Facility is available for general business purposes, including acquisitions, and provides for the issuance of letters of credit. We are required to pay interest at a rate of LIBOR plus a premium of 250 basis points per annum, or at a base rate, as defined in our credit agreement, plus 150 basis points per annum, on borrowings under our Credit Facility; the effective annual interest rate options, as of December 31, 2020, were 2.64% and 4.75%, respectively. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused portion of the available capacity under our Credit Facility. The weighted average annual interest rate for borrowings under our Credit Facility was 5.00% for the year ended December 31, 2019. As of and for the year ended December 31, 2020, we had no borrowings outstanding under our Credit Facility. As of December 31, 2020, we had letters of credit issued under the credit facility in an aggregate amount of $2,442 and we had $42,053 available for borrowings under our Credit Facility. We incurred aggregate interest expense and other associated costs related to our Credit Facilities of $1,036 and $2,089 for the years ended December 31, 2020 and 2019, respectively.

Our Credit Facility is secured by 11 senior living communities we own with a combined 1,235 living units owned by certain of our subsidiaries that guarantee our obligations under our credit facility. Our Credit Facility is also secured by these senior living communities' accounts receivable and related collateral. The amount of available borrowings under our Credit Facility is subject to our having qualified collateral, which is primarily based on the value and operating performance of the communities securing our obligations under our Credit Facility. Our Credit Facility provides for acceleration of payment of all amounts outstanding under our Credit Facility upon the occurrence and continuation of certain events of default, including a change of control of us, as defined in our credit agreement. Our credit agreement contains financial and other covenants, including those that restrict our ability to pay dividends or make other distributions to our shareholders in certain circumstances.

At December 31, 2020, we had seven irrevocable standby letters of credit outstanding, totaling $29,292. One of these letters of credit in the amount of $26,850, which secures our workers' compensation insurance program, is collateralized by approximately $21,561 of cash equivalents and $7,517 of debt and equity investments. This letter of credit expires in June 2021

Five Star Senior Living Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
and is automatically extended for one-year terms unless notice of nonrenewal is provided prior to the end of the applicable term. At December 31, 2020, the cash equivalents collateralizing this letter of credit were classified as short-term restricted cash and cash equivalents in our consolidated balance sheets, and the debt and equity investments collateralizing this letter of credit are classified as short-term restricted debt and equity investments in our consolidated balance sheets. The remaining six irrevocable standby letters of credit outstanding at December 31, 2020, totaling $2,442, which are issued under the Credit Facility, secure certain of our other obligations. As of February 25, 2021, these letters of credit are scheduled to mature between June 2021 and October 2021 and are required to be renewed annually.

At December 31, 2020, one of our senior living communities was encumbered by a mortgage that secured a note. This mortgage note contains standard mortgage covenants. We recorded a discount in connection with the assumption of this mortgage note as part of our acquisition of the community secured by this mortgage in order to record this mortgage note at its estimated fair value. We amortize this discount as an increase in interest expense until the maturity of this mortgage note. This mortgage note requires payments of principal and interest monthly until maturity. The following table is a summary of this mortgage note as of December 31, 2020:

Balance as of December 31, 2020		Contractual Stated Interest Rate	Effective Interest Rate	Maturity Date	Monthly Payment	Lender Type
$7,399	(1)	6.20%	6.70%	September 2032	$72	Federal Home Loan Mortgage Corporation
_______________________________________
(1)    Contractual principal payments excluding unamortized discount of $228.

    We incurred interest expense, net of discount amortization, of $502 and $526 with respect to the mortgage note for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, the required principal payments due during the next five years and thereafter under the terms of our mortgage note are as follows:

Year	Principal Payment
2021	$413
2022	440
2023	469
2024	498
2025	531
Thereafter	5,048
Total	7,399

Less: Unamortized net discount	(228)
Total mortgage note payable	7,171

Less: Short-term portion of mortgage note payable	(388)
Long-term portion of mortgage note payable	$6,783
We believe we were in compliance with all applicable covenants under our credit facility and mortgage note as of December 31, 2020.

10. Leases with DHC and Healthpeak Properties, Inc and Management Agreements with DHC

As of December 31, 2019, we leased 166 senior living communities from DHC pursuant to five master leases and we managed for DHC's account 78 senior living communities pursuant to management and pooling agreements. Effective as of January 1, 2020, we restructured our business arrangements with DHC as further described below, and after giving effect to the Restructuring Transactions, all 244 of the senior living communities owned by DHC that we then operated are pursuant to the New Management Agreements. As of December 31, 2020, all 228 of the senior living communities owned by DHC that we then operated were pursuant to the New Management Agreements.

Restructuring our Business Arrangements with DHC. Pursuant to the Transaction Agreement as of the Conversion Time:

Five Star Senior Living Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
•our five then existing master leases with DHC as well as our then existing management and pooling agreements with DHC were terminated and replaced with the New Management Agreements;

•we completed the Share Issuances pursuant to which we issued 10,268,158 of our common shares to DHC and an aggregate of 16,118,849 of our common shares to DHC’s shareholders of record as of December 13, 2019; and

•as consideration for the Share Issuances, DHC provided to us $75,000 by assuming certain of our working capital liabilities and through cash payments; we recognized $22,899 in loss on termination of leases, representing the excess of the fair value of the Share Issuances of $97,899 compared to the consideration of $75,000 paid by DHC. As of December 31, 2020, DHC assumed $51,547 of our working capital liabilities as part of the $75,000 it provided to us for the Share Issuances. We received cash of $23,453 from DHC during the year ended December 31, 2020.

The senior living communities under the five then existing master leases with DHC that terminated, as described above, met the conditions to be classified as held for sale in reporting periods subsequent to our entry into the Transaction Agreement. As a result, as of December 31, 2019, we classified these senior living communities as held for sale. The carrying value of these senior living communities was $(2,990), and consisted of restricted cash of $5, prepaid and other current assets of $4,545, net property and equipment of $4,813, other intangible assets of $191, accrued real estate taxes of $10,615, and security deposits and current portion of continuing care contracts of $1,929, all of which were presented on our consolidated balance sheets as assets or liabilities held for sale. These communities, while leased by us, generated income from operations before income taxes of $46,316 for the year ended December 31, 2019.

Also pursuant to the Transaction Agreement: (1) commencing February 1, 2019, the aggregate amount of monthly minimum rent payable to DHC by us under our master leases with DHC was reduced to $11,000 and subsequently reduced in accordance with the Transaction Agreement as a result of DHC’s subsequent sales of certain of the leased senior living communities, and no additional rent was payable to DHC by us from such date through the Conversion Time; and (2) on April 1, 2019, DHC purchased from us $49,155 of unencumbered Qualifying PP&E (as defined in the Transaction Agreement) related to DHC’s senior living communities then leased and operated by us.

The reduction in the monthly minimum rent payable to DHC under our then-existing master leases with DHC pursuant to the Transaction Agreement was determined to be a modification of these master leases, and we reassessed the classification of these master leases based on the modified terms and determined that these master leases continued to be classified as long-term operating leases until certain contingent events were achieved. On April 1, 2019, we recorded a lease inducement of $13,840. During the period from April 1, 2019 through December 31, 2019, we amortized $1,416 of the lease inducements based on the remaining term of the master lease agreements as a reduction of rent expense. As of December 31, 2019, the remaining contingent events were achieved and accordingly, we remeasured the lease liability and right-of-use asset recorded in our consolidated balance sheets to zero and recognized $12,423 of a lease inducement as a reduction of rent expenses.

Pursuant to the New Management Agreements, we receive a management fee equal to 5% of the gross revenues realized at the applicable senior living communities plus reimbursement for our direct costs and expenses related to such communities. We also receive 3% of construction costs for construction projects we manage at the senior living communities we manage. Beginning on January 1, 2021 calendar year, we may receive an annual incentive fee equal to 15% of the amount by which the annual EBITDA, of all communities on a combined basis exceeds the target EBITDA for all communities on a combined basis for such calendar year, provided that in no event shall the incentive fee be greater than 1.5% of the gross revenues realized at all communities on a combined basis for such calendar year. The target EBITDA for those communities on a combined basis is increased annually based on the greater of the annual increase of the CPI or 2%, plus 6% of any capital investments funded at the managed communities on a combined basis in excess of the target capital investment. Unless otherwise agreed, the target capital investment increases annually based on the greater of the annual increase of CPI or 2%.

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

Five Star Senior Living Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
DHC’s applicable subsidiaries, we have guaranteed the payment and performance of each of our applicable subsidiary’s obligations under the applicable New Management Agreements.

We recognized transaction costs of $1,448 and $11,952 related to the Transaction Agreement for the years ended December 31, 2020 and 2019, respectively, which is included in general and administrative expenses in our consolidated statements of operations.

Senior Living Communities Formerly Leased from DHC. Prior to the Conversion Time, we were DHC's largest tenant and DHC was our largest landlord. Under our prior master leases with DHC, we paid DHC annual rent plus percentage rent equal to 4.0% of the increase in gross revenues at the applicable senior living communities over base year gross revenues as specified in the applicable lease. Pursuant to the Transaction Agreement, we were no longer required to pay any additional percentage rent to DHC beginning February 1, 2019.

Our total annual rent payable to DHC was $129,785 as of December 31, 2019, excluding percentage rent. Our total rent expense under all of our leases with DHC was $138,310 for the year ended December 31, 2019, which amount included percentage rent of $1,547. The 2019 percentage rent occurred prior to, and was adjusted by, the Transaction Agreement. Pursuant to the Transaction Agreement, our rent payable to DHC was reduced by a total of $13,840 in aggregate for February and March 2019 and we did not pay such amount to DHC. However, as the Transaction Agreement was not entered into until April 1, 2019, our rent expense for the three months ended March 31, 2019 was not adjusted for the rent reduction for February and March 2019. Instead, the rent reduction for February and March 2019 was determined to be a lease inducement, for which a liability of $13,840 was recorded as a reduction of the right-of-use asset on our consolidated balance sheets as of March 31, 2019, and was amortized as a reduction of rent expense over the remaining terms of our master leases.

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

Prior to the Transaction Agreement, under our previously existing leases with DHC, we could request that DHC purchase certain improvements to the leased communities in return for increases in annual rent in accordance with a formula specified in the applicable lease. Pursuant to the Transaction Agreement, the $110,027 of capital improvements to the leased communities that we sold to DHC during the year ended December 31, 2019, did not result in increased rent.

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

During the year ended December 31, 2019, we and DHC sold to third parties 18 SNFs located in California, Kansas, Iowa and Nebraska that DHC owned and leased to us for an aggregate sales price to DHC of approximately $29,500, excluding closing costs. As a result of these sales, the annual minimum rent payable to DHC by us under our master leases with DHC was reduced in accordance with the terms of the Transaction Agreement. We recorded a loss on sale of senior living communities in our consolidated statements of operations of $856 for the year ended December 31, 2019, primarily as a result of settling certain liabilities associated with the sale of 15 of these 18 SNFs in the amount of $749. We did not receive any proceeds from these sales. These senior living communities, while leased to us, incurred losses from operations before income taxes of $(3,443) for the year ended December 31, 2019, excluding the loss on sale of the communities.

Senior Living Communities Leased from Healthpeak Properties, Inc. As of December 31, 2020, we leased four senior living communities under one lease with Healthpeak Properties, Inc., (formerly known as HCP, Inc.), or PEAK. This lease is a “triple net” lease which requires that we pay all costs incurred in the operation of the communities, including the cost of insurance and real estate taxes, maintaining the communities, and indemnifying the landlord for any liability which may arise from the operations during the lease term. We recognized rent expense for this lease for actual rent paid plus or minus a straight-line adjustment for scheduled minimum rent increases, which were not material to our consolidated financial

Five Star Senior Living Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
statements. The right-of-use asset balance has been decreased for the amount of accrued lease payments, which amounts are not material to our consolidated financial statements.

See Note 2 for more information regarding our leases with PEAK.

Senior Living Communities Managed for the Account of DHC and its Related Entities. As of December 31, 2020 and 2019, we managed 228 and 78 senior living communities, respectively, for the account of DHC. We earned management fees of $59,928 and $15,045 from the senior living communities we managed for the account of DHC for the years ended December 31, 2020 and 2019, respectively. In addition, we earned fees for our management of capital expenditure projects at the communities we managed for the account of DHC of $2,467 and $842 for the years ended December 31, 2020 and 2019, respectively. These amounts are included in management fee revenue in our consolidated statements of operations.

For the year ended December 31, 2019, we had pooling agreements with DHC that combined most of our management agreements with DHC that included assisted living units, or our AL Management Agreements. The pooling agreements combined various calculations of revenues and expenses from the operations of the applicable communities covered by such agreements. Our AL Management Agreements and the pooling agreements generally provided that we received from DHC:

•a management fee equal to either 3.0% or 5.0% of the gross revenues realized at the applicable communities,

•reimbursement for our direct costs and expenses related to such communities,

•an annual incentive fee equal to either 35.0% or 20.0% of the annual net operating income of such communities remaining after DHC realizes an annual minimum return equal to either 8.0% or 7.0% of its invested capital, or, in the case of certain of the communities, a specified amount plus 7.0% of its invested capital since December 31, 2015, and

•a fee for our management of capital expenditure projects equal to 3.0% of amounts funded by DHC.

For AL Management Agreements that became effective from and after May 2015, our pooling agreements provided that our management fee was 5.0% of the gross revenues realized at the applicable community, and our annual incentive fee was 20.0% of the annual net operating income of the applicable community remaining after DHC realized its requisite annual minimum return.

In connection with the completion of the Restructuring Transactions, effective as of January 1, 2020, we and DHC terminated these long-term management and pooling agreements and replaced them with the New Management Agreements, the terms of which are discussed above.

We also provide certain other services to residents at some of the senior living communities we manage for the account of DHC, such as rehabilitation and wellness services. At senior living communities we manage for the account of DHC where we provide rehabilitation and wellness services on an outpatient basis, the residents, third party payers or government programs pay us for those rehabilitation and wellness services. At senior living communities we manage for the account of DHC where we provide inpatient rehabilitation and wellness services, DHC generally pays us for these services and charges for such services are included in amounts charged to residents, third party payers or government programs. We earned revenues of $25,687 and $5,920 for the years ended December 31, 2020 and 2019, respectively, for rehabilitation and wellness services we provided at senior living communities we manage for the account of DHC and that are payable by DHC. These amounts are included in rehabilitation and wellness services in our consolidated statements of operations. Consistent with our historical accounting for these services at our managed communities, the revenues earned at these clinics that were previously located at senior living communities that we leased from DHC but as of the Conversion Time, we now manage, no longer constitute intercompany revenues and thus will not be eliminated in consolidation and will be recognized and reported as rehabilitation and wellness services in our consolidated statements of operations.

We earned management fees of $485 and $282 for the years ended December 31, 2020 and 2019, respectively, for management services at a part of a senior living community DHC subleases to an affiliate, which amounts are included in management fee revenues in our consolidated statements of operations.

During the year ended December 31, 2020, DHC sold 9 senior living communities that we previously managed. Upon completion of these sales, our management agreements with DHC were terminated. In addition, DHC also closed 7 senior

Five Star Senior Living Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
living communities and one building in one community during the year ended December 31, 2020. While these closed communities are no longer being used as senior living communities, we continue to manage their back-office operations and monitor the empty facilities. For the year ended December 31, 2020, we recognized $2,685 of management fees related to these sold and closed communities.

Ageility Clinics Leased from DHC. We lease space from DHC at certain of the senior living communities that we manage for DHC. We use this leased space for outpatient rehabilitation and wellness services clinics. We recognized rent expense of $1,561 and $414 for the years ended December 31, 2020 and 2019, respectively, with respect to these leases.

11. Shareholders’ Equity
We have common shares available for issuance under the terms of our equity compensation plan adopted in 2014, or the 2014 Plan. We awarded 155,150 and 85,800 of our common shares in 2020 and 2019, respectively, to our Directors, officers and others who provide services to us. We valued these shares based upon the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on the dates the awards were made, or $1,073 in 2020, based on a $6.92 weighted average share price and $376 in 2019, based on a $4.57 weighted average share price. Shares awarded to Directors vest immediately; one-fifth of the shares awarded to our officers and others (other than our Directors) vest on the award date and on the four succeeding anniversaries of the award date. Our unvested common shares totaled 149,638 and 96,482 as of December 31, 2020 and 2019, respectively. Share based compensation expense is recognized ratably over the vesting period and is included in general and administrative expenses in our consolidated statements of operations. We recorded share based compensation expense of $513 and $438 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the estimated future stock compensation expense for unvested shares was $1,007 based on the award date closing share price for awards to our officers and others and non-employees. The weighted average period over which stock compensation expense will be recorded is greater than 2 years. As of December 31, 2020, 2,446,730 of our common shares remain available for issuance under the 2014 Plan.

In 2020 and 2019, employees and officers of us or RMR LLC who were recipients of our share awards were permitted to elect to have us withhold the number of their then vesting common shares with a fair market value sufficient to fund the minimum required tax withholding obligations with respect to their vesting share awards in satisfaction of those tax withholding obligations. During 2020 and 2019, we acquired through this share withholding process 7,912 and 5,724, respectively, common shares with an aggregate value of approximately $60 and $26, respectively, which is reflected as an increase to accumulated deficit in our consolidated balance sheets.

On January 1, 2020, in connection with the Restructuring Transactions, we effected the Share Issuances pursuant to which we issued 10,268,158 of our common shares to DHC and an aggregate of 16,118,849 of our common shares to DHC’s shareholders of record as of December 13, 2019. As consideration for the Share Issuances, DHC provided to us $75,000 of additional consideration by assuming certain of our working capital liabilities and through cash payments.

12. Commitments and Contingencies
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

Five Star Senior Living Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
expenses. Both plaintiffs asserted causes of action on behalf of themselves and on behalf of other similarly situated employees, including causes of action pursuant to the California Labor Code Private Attorney General Act, or PAGA.

On July 10, 2020, the parties of Lefevre v. Five Star Quality Care, Inc., agreed, without admitting fault, to settle their individual and PAGA claims. The settlement was approved by the court, and we are awaiting the court's entry of a final judgment on record. Payment on the claims is expected to be made in the first half of 2021. The settlement effectively extinguished the Mandviwala v. Five Star Quality Care, Inc. d/b/a Five Star Quality Care - CA, Inc. and FVE Managers, Inc. lawsuit. We recognized $2,473 in other senior living operating expenses on our consolidated statements of operations related to the settlement of these claims during the year ended December 31, 2020.

As a result of routine monitoring protocols that are a part of our compliance program activities related to Medicare billing, we discovered potentially inadequate documentation at a SNF that we manage on behalf of DHC. This monitoring was not initiated in response to any specific complaint or allegation, but was monitoring of the type that we periodically undertake to test compliance with applicable Medicare billing rules. As a result of this discovery, we, along with DHC made a voluntary disclosure to HHS, Office of the Inspector General, or the OIG, pursuant to the OIG's Provider Self-Disclosure Protocol. We and DHC entered into a settlement agreement with the OIG effective January 5, 2021 and the settlement amount was paid by DHC. We recognized $115 during the year ended December 31, 2020 as a reduction in management fees from DHC for the management fees that were previously paid to us with respect to the historical Medicare payments DHC received and which we repaid DHC.

13. Business Management Agreement with RMR LLC

RMR LLC provides business management services to us pursuant to our business management and shared services agreement. These business management services may include, but are not limited to, services related to compliance with various laws and rules applicable to our status as a publicly traded company, maintenance of our senior living communities, evaluation of business opportunities, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of our daily business activities, including legal matters, human resources, insurance programs and the like.

Fees. We pay RMR LLC an annual business management fee equal to 0.6% of our revenues. Revenues are defined as our total revenues from all sources reportable under GAAP, less any revenues reportable by us with respect to communities for which we provide management services plus the gross revenues at those communities determined in accordance with GAAP. Pursuant to our business management agreement with RMR LLC, we recognized business management fees of $8,230 and $9,090 for the years ended December 31, 2020 and 2019, respectively. These amounts are included in general and administrative expenses in our consolidated statements of operations for these periods.

Term and Termination. The current term of our business management agreement ends on December 31, 2021 and automatically renews for successive one-year terms unless we or RMR LLC give notice of nonrenewal before the end of an applicable term. RMR LLC may terminate our business management agreement upon 120 days’ written notice, and we may terminate upon 60 days’ written notice, subject to approval by a majority vote of our Independent Directors. If we terminate or elect not to renew our business management agreement other than for cause, as defined, we are obligated to pay RMR LLC a termination fee equal to 2.875 times the sum of the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of nonrenewal or termination.

Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. Under our business management agreement, we reimburse RMR LLC for our allocable costs for our internal audit function. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. The amounts recognized as expense for internal audit costs were $281 and $284 for the years ended December 31, 2020 and 2019, respectively. These amounts are included in general and administrative expenses in our consolidated statements of operations for these periods.

Transition Services. RMR LLC has agreed to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR LLC.

Vendors. Pursuant to our management agreement with RMR LLC, RMR LLC may from time to time negotiate on our behalf with certain third-party vendors and suppliers for the procurement of goods and services to us. As part of this

Five Star Senior Living Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
arrangement, we may enter agreements with RMR LLC and other companies to which RMR LLC provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

14. Related Person Transactions
We have relationships and historical and continuing transactions with DHC, RMR LLC and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors and officers who are also our Directors or officers. The RMR Group Inc., or RMR Inc., is the managing member of RMR LLC. The Chair of our Board and one of our Managing Directors, Adam D. Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. Jennifer B. Clark, our other Managing Director and our Secretary, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR LLC and an officer of ABP Trust. Certain of our officers, and DHC's officers, are also officers and employees of RMR LLC. Some of our Independent Directors also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as the chair of the boards of trustees or boards of directors of several of these public companies and as a managing director or managing trustee of these companies. Other officers of RMR LLC, including Ms. Clark, serve as managing trustees or managing directors of certain of these companies.

DHC. DHC is currently our largest shareholder, owning, as of December 31, 2020, 10,691,658 of our common shares, or 33.7% of our outstanding common shares. We manage for the account of DHC a substantial majority of the senior living communities we operate. RMR LLC provides management services to both us and DHC and Adam Portnoy is the chair of the board of trustees and a managing trustee of DHC. Jennifer Clark is a managing trustee and the secretary of DHC. Effective as of January 1, 2020, we completed the Restructuring Transactions, pursuant to which we restructured our existing business arrangements with DHC. We participate in a DHC property insurance program for the senior living communities we own and lease. The premiums we pay for this coverage are allocated pursuant to a formula based on the profiles of the properties included in the program. Our program cost for the policy year ended June 30, 2021 is $500. Included in Accrued expenses and other current liabilities at December 31, 2020 and 2019 are $30,090 and $10,771, respectively, that will be reimbursed by DHC and are included in Due from related person. See Notes 1 and 10 for more information regarding our relationships, agreements and transactions with DHC and certain parties related to it and us.

In order to affect DHC’s distribution of our common shares to its shareholders in 2001 and to govern our relationship with DHC thereafter, we entered into agreements with DHC and others, including RMR LLC. Since then, we have entered into various leases, management agreements and other agreements with DHC that include provisions that confirm and modify these undertakings. Among other things, these agreements provide that:

•so long as DHC remains a real estate investment trust, or a REIT, we may not waive the share ownership restrictions in our charter that prohibit any person or group from acquiring more than 9.8% (in value or number of shares, whichever is more restrictive) of the outstanding shares of any class of our stock without DHC’s consent;

•so long as we are a tenant of, or manager for, DHC, we will not permit nor take any action that, in the reasonable judgment of DHC, might jeopardize DHC’s qualification for taxation as a REIT;

•DHC has the right to terminate our management agreements upon the acquisition by a person or group of more than 9.8% of our voting stock or other change in control events affecting us, as defined therein, including the adoption of any shareholder proposal (other than a precatory proposal) or the election to our Board of any individual, if such proposal or individual was not approved, nominated or appointed, as the case may be, by a majority of our Directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual; and

•so long as we are a tenant of, or manager for, DHC or so long as we have a business management agreement with RMR LLC, we will not acquire or finance any real estate of a type then owned or financed by DHC or any other company managed by RMR LLC without first giving DHC or such company managed by RMR LLC, as applicable, the opportunity to acquire or finance that real estate.

RMR LLC. We have an agreement with RMR LLC to provide business management services to us. See Note 13 for more information regarding our management agreement with RMR LLC.

Five Star Senior Living Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)

Share Awards to RMR LLC Employees. We have historically made share awards to certain RMR LLC employees who are not also Directors, officers or employees of us under our equity compensation plans. During the years ended December 31, 2020 and 2019, we awarded to such persons annual share awards of 21,150 and 17,150 common shares, respectively, valued at $166 and $77, in aggregate, respectively, based upon the closing price of our common shares on Nasdaq on the dates the awards were made. Generally, one-fifth of these awards vest on the award date and one-fifth vests on each of the next four anniversaries of the award date. In certain instances, we may accelerate the vesting of an award, such as in connection with the award holder’s retirement as an officer of us or an officer or employee of RMR LLC. These awards to RMR LLC employees are in addition to the share awards to our Managing Directors, as Director compensation, and the fees we paid to RMR LLC. During the years ended December 31, 2020 and 2019, we purchased 7,912 and 5,724 common shares, at the closing price of the common shares on Nasdaq on the date of purchase, from certain of our officers and other employees of ours and RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. See Note 11 for further information regarding these purchases.

Retirement and Separation Arrangements. In connection with their respective retirements or separations, we entered into retirement or separation agreements in 2018 and 2019 with our former officers, Bruce J. Mackey Jr., Richard A. Doyle and R. Scott Herzig. Pursuant to these agreements, we made cash payments of $600 and $510 to Mr. Mackey and Mr. Herzig, respectively, in January 2019 and made cash payments of $260 to Mr. Doyle in each of June 2019 and January 2020. In addition, we made release and transition payments to Mr. Mackey, in cash, totaling $110 and $426 for the years ended December 31, 2020 and 2019, respectively, and transition payments to Mr. Doyle, in cash, totaling $56 for the year ended December 31, 2019. The full severance costs for Messrs. Mackey and Herzig were recorded during 2018. The full severance cost for Mr. Doyle of $581 was recorded during 2019 and was included in general and administrative expenses in our consolidated statements of operations.

Adam Portnoy and ABP Trust. ABP Trust and its subsidiaries owned approximately 1,972,783 of our common shares, representing 6.2% of our outstanding common shares as of December 31, 2020.

We are party to a Consent, Standstill, Registration Rights and Lock-Up Agreement, dated October 2, 2016, with Adam Portnoy, ABP Trust and certain other related persons, or the ABP Parties, under which, among other things, the ABP Parties have each agreed not to transfer, except for certain permitted transfers as provided for therein, any of our shares of common stock acquired after October 2, 2016, but not including shares issued under our equity compensation plans, for a lock-up period that ends on the earlier of (i) the 10 year anniversary of such agreement, (ii) January 1st of the fourth calendar year after our first taxable year to which no then existing net operating loss or certain other tax benefits may be carried forward by us, but no earlier than January 1, 2022, (iii) the date that we enter into a definitive binding agreement for a transaction that, if consummated, would result in a change of control of us, (iv) the date that our Board otherwise approves and recommends that our shareholders accept a transaction that, if consummated, would result in a change of control of us and (v) the consummation of a change of control of us.

Under the Consent, Standstill, Registration Rights and Lock-Up Agreement, the ABP Parties also each agreed, for a period of 10 years, not to engage in certain activities involving us without the approval of our Board, including not to effect or seek to effect any tender or exchange offer, merger, business combination, recapitalization, restructuring, liquidation or other extraordinary transaction involving us, or solicit any proxies to vote any of our voting securities. These provisions do not restrict activities taken by an individual in her or his capacity as a Director, officer or employee of us.

We lease our headquarters from a subsidiary of ABP Trust, the controlling shareholder of RMR Inc. Our rent expense for our headquarters, including utilities and real estate taxes that we pay as additional rent, was $1,760 and $1,874 for the years ended December 31, 2020 and 2019, respectively. We recognize a lease liability and right-of-use asset, which amounts were $496 and $1,446 for the lease liability and $452 and $1,325 for the right-of-use asset as of December 31, 2020 and 2019, respectively, with respect to our headquarters lease, using an IBR of 4.6%. The right-of-use asset has been reduced by the amount of accrued lease payments, which amounts are not material to our consolidated financial statements. On February 24, 2021, we entered into a Second Amendment to extend our headquarters lease through December 31, 2031. See Note 18 for more information regarding the lease extension.

AIC. Until its dissolution on February 13, 2020, we, ABP Trust, DHC and four other companies to which RMR LLC provides management services owned AIC in equal portions. The other AIC shareholders and we historically participated in a combined property insurance program arranged and insured or reinsured in part by AIC until June 30, 2019.

Five Star Senior Living Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
We paid aggregate annual premiums, including taxes and fees, of $3,144 in connection with this insurance program for the policy year ending June 30, 2019.

On February 13, 2020, AIC was dissolved and in connection with this dissolution, each other AIC shareholder and we received an initial liquidating distribution of $9,000 from AIC in December 2019 and a subsequent distribution of $287 in June 2020.

See Note 2 for further information regarding AIC.

15. Self-Insurance Reserves

The following table represents activity in our self-insurance reserves as of and for the years ended December 31, 2020 and 2019:

	General and Professional Liability and Auto	Workers' Compensation	Health Related	Total
Balance January 1, 2019	$31,899	$27,302	$8,333	$67,534
Current year provisions	29,263	40,711	6,125	76,099
Claims paid and direct expenses	(31,303)	(41,051)	(6,213)	(78,567)
Change in long-term insurance losses recoverable	1,674	(832)	—	842
Balance December 31, 2019	31,533	26,130	8,245	65,908
Current year provisions	33,835	43,726	6,820	84,381
Claims paid and direct expenses	(28,997)	(41,000)	(4,848)	(74,845)
Change in long-term insurance losses recoverable	2,240	1,308	—	3,548
Balance December 31, 2020	$38,611	$30,164	$10,217	$78,992

Our total self-insurance reserves of $78,992 and $65,908 as of December 31, 2020 and 2019, respectively, are included in accrued compensation and benefits and accrued self-insurance obligations in our consolidated balance sheets.

16. Employee Benefit Plans
Employee 401(k) Plan. We have an employee savings plan, or our 401(k) Plan, under the provisions of Section 401(k) of the IRC. All of our employees are eligible to participate in our 401(k) Plan and are entitled upon termination or retirement to receive their vested portion of our 401(k) Plan assets. We match a certain amount of employee contributions. We also pay certain expenses related to our 401(k) Plan. Our contributions and related expenses for our 401(k) Plan were $257 and $1,155 for the years ended December 31, 2020 and 2019, respectively, of which $61 and $1,016, respectively, was recorded to senior living wages and benefits in our consolidated statements of operations and $196 and $139, respectively, was recorded to general and administrative expenses in our consolidated statements of operations.

Non-Qualified Deferred Compensation Plan. In May 2018, our Board adopted a non-qualified deferred compensation plan, or our Deferred Compensation Plan, which we began offering to certain of our employees, including our executive officers, in August 2018. Participation in our Deferred Compensation Plan is limited to a group of highly compensated employees holding the position of administrator or director or a position above such levels, which group includes our named executive officers. Our Deferred Compensation Plan is an unfunded and unsecured deferred compensation arrangement. A participant may, on a pre-tax basis, elect to defer base salary and bonus up to the maximum percentages for such deferrals as described in our Deferred Compensation Plan. We may also, at our discretion, match deferrals made under our Deferred Compensation Plan, subject to a vesting schedule. Compensation deferred under our Deferred Compensation Plan was recorded in accrued compensation and benefits in our consolidated balance sheets as of December 31, 2020 and 2019. Expenses related to such deferred compensation were recorded in senior living wages and benefits and general and administrative expenses in our consolidated statements of operations. Compensation deferred under our Deferred Compensation Plan was not material to our consolidated balance sheets and consolidated statements of operations as of and for the years ended December 31, 2020 and 2019.

Five Star Senior Living Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
17. COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the disease caused by the novel coronavirus SARS-CoV-2, or COVID-19, pandemic, or the Pandemic. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption worldwide. Governments in affected regions have implemented and may continue to implement, safety precautions, including quarantines, travel restrictions, business closures and other public safety measures. On March 13, 2020, the Pandemic was declared a national emergency by the President of the United States effective as of March 1, 2020, or the National Emergency, and it has significantly disrupted, and likely will continue to significantly disrupt, the United States economy, our business and the senior living industry as a whole.

In response to the Pandemic, the CARES Act was enacted on March 27, 2020. The CARES Act, among other things, provides billions of dollars of relief to certain individuals and businesses suffering from the impact of the Pandemic.

Under the CARES Act, a Provider Relief Fund was established for allocation by HHS. On April 10, 2020, HHS began to distribute these funds, or the Phase 1 General Distribution, to healthcare providers who received Medicare fee-for-service reimbursement in 2018 and 2019. Each healthcare provider's allocation of the Phase 1 General Distribution was determined based on 2% of a provider's 2018 (or most recent complete tax year) gross receipts, regardless of the provider's payer mix. We received $1,720 in Phase 1 General Distribution funds primarily for our rehabilitation clinics and home health operations that participate in Medicare as of December 31, 2020. We recognized $1,720 as other operating income for the year ended December 31, 2020 for Phase 1 General Distribution funds for which we believe we met the required terms and conditions. On September 19, 2020, HHS released reporting requirements that differed materially from the original terms and conditions of the Provider Relief Fund. On October 22, 2020, HHS provided clarification and updated guidance related to the original terms and conditions and the reporting requirements provided on September 19, 2020. As of December 31, 2020, we believe we met the required terms and conditions to retain the funds recognized as other operating income and will continue to assess our compliance with the terms and conditions as necessary.

On June 9, 2020, HHS announced additional distributions from the Provider Relief Fund, or Phase 2 General Distributions, including the Medicaid and Children's Health Insurance Program, or the Medicaid and CHIP Targeted Distribution. HHS stated that it would disburse a payment that, at a minimum, is equal to 2% of reported total revenue from patient care to eligible providers serving Medicaid and CHIP beneficiaries. Providers who had not yet received a disbursement from the Phase 1 General Distribution are eligible for the Medicaid and CHIP Targeted Distribution. We received $1,562 in Phase 2 General Distribution funds for which we believe we met the required terms and conditions. We recognized $1,562 as other operating income for the year ended December 31, 2020 for Phase 2 General Distribution funds for which we believe we met the required terms and conditions. As of December 31, 2020, we believe we met the required terms and conditions to retain the funds recognized as other operating income and will continue to assess our compliance with the terms and conditions as necessary.

In July 2020, HHS distributed rapid point-of-care diagnostic testing devices and COVID-19 test kits. These devices have been recorded at fair market value and we recognized $65 as other operating income for the year ended December 31, 2020. The offsetting expense of $65 is included in other senior living operating expenses for the year ended December 31, 2020. In addition to the federal funds, we have also been eligible for funding from various other government and state programs. We recognized $88 as other operating income for the year ended December 31, 2020 related to state and other government funding for which we believe we have met the required terms and conditions.

In addition, the Consolidated Appropriations Act, 2021 was signed into law on December 27, 2020. Among other things, this Act further supplemented the Provider Relief Fund with billions of additional funds. Information on future allocations of the Provider Relief Fund are not yet known, though the statute requires that no less than 85% of unobligated balances of the fund and funds recovered from providers after the enactment date be allocated based on financial losses and changes in operating expenses occurring in the third or fourth quarter of calendar year 2020.

The terms and conditions of the Provider Relief Fund require that the funds are utilized to compensate for lost revenues that are attributable to the Pandemic and for eligible costs to prevent, prepare for and respond to the Pandemic that are not covered by other sources. In addition, Provider Relief Funds recipients are subject to other terms and conditions, including certain reporting requirements. Any funds not used in accordance with the terms and conditions, must be returned to HHS.

The CARES Act also delays the payment of required federal tax deposits for certain payroll taxes, including the employer's share of Old-Age, Survivors, and Disability Insurance Tax, or Social Security, employment taxes, incurred between

Five Star Senior Living Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
March 27, 2020 and December 31, 2020. Amounts will be considered timely paid if 50% of the deferred amount is paid by December 31, 2021, and the remainder by December 31, 2022. As of December 31, 2020, we have deferred $27,593 of employer payroll taxes (which are included in accrued compensation and benefits in our consolidated balance sheets) of which $22,194 are required to be funded by us and will be reimbursed by DHC pursuant to the New Management Agreements (which are included in due from related person in our consolidated balance sheets).

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

In connection with the Pandemic, we have experienced occupancy declines, increased labor costs and increased costs related to COVID-19 testing, medical and sanitation supplies and certain other costs. Additionally, we have purchased personal protective equipment, or PPE, to be used at our senior living communities and rehabilitation and wellness clinics. At December 31, 2020, $9,701 of PPE for future use was included in prepaid expenses and other current assets in the consolidated balance sheets. PPE that is deployed to senior living communities that we manage on behalf of DHC is reimbursable to us by DHC.

We cannot predict the extent and duration of the Pandemic or the severity and duration of its economic impact, but we expect it will be substantial. We also cannot predict the extent the relief provided by the CARES Act will offset the financial losses caused by the Pandemic, or if we receive additional funds under the other Provider Relief Fund or other programs, but we expect it will not make us whole.

18. Subsequent Events
On February 24, 2021, we and ABP Trust agreed to renew the lease for our corporate headquarters building through December 31, 2031. The annual lease payment will range from $1,026 to $1,395 over the period of the lease. The lease also provides us with improvements from ABP Trust not to exceed $2,667 on the leased property.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR SENIOR LIVING INC.
By:	/s/ Katherine E. Potter
Katherine E. Potter President and Chief Executive Officer

Dated: February 25, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Katherine E. Potter	President and Chief Executive Officer (Principal Executive Officer)	February 25, 2021
Katherine E. Potter
/s/ Jeffrey C. Leer	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2021
Jeffrey C. Leer
/s/ Jennifer B. Clark	Managing Director	February 25, 2021
Jennifer B. Clark
/s/ Donna D. Fraiche	Independent Director	February 25, 2021
Donna D. Fraiche
/s/ Bruce M. Gans	Independent Director	February 25, 2021
Bruce M. Gans
/s/ Barbara D. Gilmore	Independent Director	February 25, 2021
Barbara D. Gilmore
/s/ Gerard M. Martin	Independent Director	February 25, 2021
Gerard M. Martin
/s/ Adam D. Portnoy	Managing Director	February 25, 2021
Adam D. Portnoy
/s/ Michael E. Wagner, M.D.	Independent Director	February 25, 2021
Michael E. Wagner, M.D.