Form 10-Q
period 2021-03-31
FIVE STAR SENIOR LIVING INC.
filed 2021-05-05
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
or
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

Number of registrant’s shares of common stock, $0.01 par value, outstanding as of May 1, 2021: 31,675,843.

FIVE STAR SENIOR LIVING INC.
FORM 10-Q
March 31, 2021

References in this Quarterly Report on Form 10-Q to the Company, Five Star, we, us or our include Five Star Senior Living Inc. and its consolidated subsidiaries, unless otherwise expressly stated or the context indicates otherwise.

This Quarterly Report on Form 10-Q includes our trademarks, such as “Five Star Senior Living”, “Bridge to Rediscovery” and “Ageility Physical Therapy Solutions” which are our property and are protected under applicable intellectual property laws. Solely for convenience, these trademarks referred to in this Quarterly Report on Form 10-Q may appear without the TM symbol, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks.

PART I. Financial Information
Item 1. Financial Statements
Five Star Senior Living Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$109,485	$84,351
Restricted cash and cash equivalents	23,717	23,877
Accounts receivable, net of allowance of $3,248 and $3,149, respectively	9,558	9,104
Due from related person	86,204	96,357
Debt and equity investments, of which $10,965 and $11,125 are restricted, respectively	19,528	19,961
Prepaid expenses and other current assets	22,376	28,658
Total current assets	270,868	262,308

Property and equipment, net	158,716	159,251
Operating lease right-of-use assets	27,040	18,030
Finance lease right-of-use assets	4,160	4,493
Restricted cash and cash equivalents	1,189	1,369
Restricted debt and equity investments	4,945	4,788
Equity investment of an investee, net	11	11
Other long-term assets	4,201	3,956
Total assets	$471,130	$454,206

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,401	$23,454
Accrued expenses and other current liabilities	45,190	41,843
Accrued compensation and benefits	73,675	70,543
Accrued self-insurance obligations	28,155	31,355
Operating lease liabilities	2,230	2,567
Finance lease liabilities	824	808
Due to related persons	3,859	6,585
Mortgage note payable	394	388
Security deposits and current portion of continuing care contracts	338	365
Total current liabilities	179,066	177,908

Long-term liabilities:
Accrued self-insurance obligations	41,098	37,420
Operating lease liabilities	26,472	17,104
Finance lease liabilities	3,710	3,921
Mortgage note payable	6,682	6,783
Other long-term liabilities	474	538
Total long-term liabilities	78,436	65,766

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01: 75,000,000 shares authorized, 31,676,429 and 31,679,207 shares issued and outstanding, respectively	317	317
Additional paid-in-capital	460,113	460,038
Accumulated deficit	(247,824)	(251,139)
Accumulated other comprehensive income	1,022	1,316
Total shareholders’ equity	213,628	210,532
Total liabilities and shareholders' equity	$471,130	$454,206
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Five Star Senior Living Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUES
Rehabilitation and wellness services	$19,553	$21,384
Senior living	17,057	20,997
Management fees	13,850	17,051
Total management and operating revenues	50,460	59,432
Reimbursed community-level costs incurred on behalf of managed communities	213,160	232,016
Other reimbursed expenses	5,480	5,997
Total revenues	269,100	297,445

Other operating income	7,793	—

OPERATING EXPENSES
Rehabilitation and wellness services expenses	16,210	17,501
Senior living wages and benefits	12,013	9,800
Other senior living operating expenses	6,266	3,938
Community-level costs incurred on behalf of managed communities	213,160	232,016
General and administrative	22,641	22,865
Depreciation and amortization	2,940	2,701
Total operating expenses	273,230	288,821

Operating income	3,663	8,624

Interest, dividend and other income	84	339
Interest and other expense	(463)	(382)
Unrealized gain (loss) on equity investments	135	(1,462)
Realized gain (loss) on sale of debt and equity investments	96	(21)
Loss on termination of leases	—	(22,899)
Income (loss) before income taxes	3,515	(15,801)
Provision for income taxes	(200)	(1,408)
Net income (loss)	$3,315	$(17,209)

Weighted average shares outstanding—basic	31,530	31,448
Weighted average shares outstanding—diluted	31,662	31,448

Net income (loss) per share—basic	$0.11	$(0.55)
Net income (loss) per share—diluted	$0.10	$(0.55)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Five Star Senior Living Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020

Net income (loss)	$3,315	$(17,209)
Other comprehensive income (loss):
Unrealized (loss) gain on debt investments, net of tax of $0	(294)	427
Realized loss on debt investments reclassified and included in net income (loss), net of tax of $0	—	(10)
Other comprehensive (loss) income	(294)	417
Comprehensive income (loss)	$3,021	$(16,792)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Five Star Senior Living Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Three Months Ended March 31, 2021
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at January 1, 2021	31,679,207	$317	$460,038	$(251,139)	$1,316	$210,532
Comprehensive income (loss):
Net income	—	—	—	3,315	—	3,315
Unrealized loss on debt investments, net of tax	—	—	—	—	(294)	(294)
Total comprehensive income (loss)	—	—	—	3,315	(294)	3,021
Grants under share award plan and share-based compensation	—	—	76	—	—	76
Repurchases under share award plan	(2,778)	—	(1)	—	—	(1)
Balance at March 31, 2021	31,676,429	$317	$460,113	$(247,824)	$1,022	$213,628

	Three Months Ended March 31, 2020
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at January 1, 2020	5,154,892	$52	$362,450	$(245,184)	$2,663	$119,981
Comprehensive income (loss):
Net loss	—	—	—	(17,209)	—	(17,209)
Unrealized gain on debt investments, net of tax	—	—	—	—	427	427
Realized gain on debt investments reclassified and included in net loss, net of tax	—	—	—	—	(10)	(10)
Total comprehensive (loss) income	—	—	—	(17,209)	417	(16,792)
Cumulative effect adjustment to beginning accumulated deficit and accumulated other comprehensive income in connection with a reclassification of equity investments previously classified as debt investments	—	—	—	1,694	(1,694)	—
Issuance of common shares	26,387,007	264	97,076	—	—	97,340
Grants under share award plan and share-based compensation	4,000	—	81	—	—	81
Repurchases under share award plan	(3,564)	—	(1)	—	—	(1)
Balance at March 31, 2020	31,542,335	$316	$459,606	$(260,699)	$1,386	$200,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Five Star Senior Living Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$3,315	$(17,209)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,940	2,701
Unrealized (gain) loss on equity securities	(135)	1,462
Realized (gain) loss on sale of debt and equity securities	(96)	21
Loss on termination of leases	—	22,899
Share-based compensation	75	80
Provision for losses on accounts receivables	260	510
Other non-cash expense adjustments, net	157	69
Changes in assets and liabilities:
Accounts receivable	(714)	22,739
Due from related person	10,153	(15,391)
Prepaid expenses and other current assets	5,870	2,276
Accounts payable	947	(10,342)
Accrued expenses and other current liabilities	3,332	13,078
Accrued compensation and benefits	3,132	(16,180)
Due to related persons	(2,726)	(1,102)
Other current and long-term liabilities	316	(144)
Net cash provided by operating activities	26,826	5,467

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,136)	(2,013)
Purchases of debt and equity investments	(130)	(1,588)
Proceeds from sale of property and equipment	—	2,725
Proceeds from sale of debt and equity investments	337	1,453
Net cash (used in) provided by investing activities	(1,929)	577

CASH FLOW FROM FINANCING ACTIVITIES:
Costs related to issuance of common stock	—	(559)
Repayments of mortgage notes payable	(103)	(95)
Net cash used in financing activities	(103)	(654)

Increase in cash and cash equivalents and restricted cash and cash equivalents	24,794	5,390
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	109,597	56,979
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$134,391	$62,369

Reconciliation of cash and cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$109,485	$36,641
Current restricted cash and cash equivalents	23,717	24,290
Other restricted cash and cash equivalents	1,189	1,438
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$134,391	$62,369

Supplemental cash flow information:
Interest paid	$203	$122
Income taxes paid (refunded), net	1	(117)

Non-cash investing and financing activities:
Liabilities assumed related to issuance of our common stock	$—	$51,547
Change in accrued capital	(20)	4,326

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

As of March 31, 2021, we managed or operated 252 senior living communities located in 31 states with 29,265 living units, including 243 primarily independent and assisted living communities with 28,310 living units, which include 37 continuing care retirement communities, or CCRCs, with 8,573 living units, and 9 primarily skilled nursing facilities, or SNFs, with 955 living units. As of March 31, 2021, we managed 228 of these senior living communities (26,963 living units), we owned and operated 20 of these senior living communities (2,099 living units) and we leased and operated four of these senior living communities (203 living units). Our 252 senior living communities, as of March 31, 2021, included 10,979 independent living apartments, 15,329 assisted living suites (which includes 3,220 of our Bridge to Rediscovery memory care units) and 2,957 SNF units. The foregoing numbers exclude living units categorized as out of service.

Our rehabilitation and wellness services segment, which is primarily comprised of Ageility Physical Therapy Solutions, or Ageility, provides a comprehensive suite of rehabilitation and wellness services at our senior living communities as well as at outpatient clinics located at unaffiliated senior living communities. As of March 31, 2021, we operated 37 inpatient rehabilitation and wellness services clinics in senior living communities owned by Diversified Healthcare Trust, or DHC, which are managed by us. As of March 31, 2021, we operated 215 outpatient rehabilitation and wellness services clinics, of which 151 were located at our managed, leased and owned senior living communities and 64 were located within senior living communities not owned or leased by us or managed on behalf of DHC.

Strategic Plan. On April 9, 2021, we announced a new strategic plan, or the Strategic Plan, to reposition the Company's senior living management business to focus on larger independent living, assisted living and memory care communities as well as stand-alone independent living and active adult communities.

Pursuant to our Strategic Plan, we intend to, among other things, (i) amend our management arrangements with DHC to transition 108 senior living communities, with approximately 7,500 living units, that we currently manage for DHC, to new operators, (ii) close and reposition 27 skilled nursing units, with approximately 1,500 living units, in CCRCs that we will continue to manage for DHC and (iii) close 37 Ageility inpatient rehabilitation clinics in certain transitioning communities.

As part of our Strategic Plan, we have agreed to amend our management agreements with DHC. See Notes 11 and 16 for more information on our Strategic Plan and our business arrangements with DHC.

Reclassifications. We have made reclassifications to the financial statements of prior periods to conform to the current period presentation. These reclassifications had no effect on net income (loss) or shareholders’ equity.

The accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2020, or our Annual Report. In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
2. Summary of Significant Accounting Policies

Estimates and Assumptions. The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that may affect the amounts reported in these condensed consolidated financial statements and related notes. Significant estimates in our condensed consolidated financial statements relate to revenue recognition, including contractual allowances, the allowance for doubtful accounts, self-insurance reserves and estimates concerning our provision for income taxes or valuation allowance related to deferred tax assets.

Our actual results could differ from our estimates. We periodically review estimates and assumptions and we reflect the effects of changes, if any, in the condensed consolidated financial statements in the period that they are determined.

Recently Issued Accounting Pronouncements Not Yet Adopted. In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires a financial asset or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This ASU eliminates the probable initial recognition threshold and instead requires reflection of an entity’s current estimate of all expected credit losses. In addition, this ASU amends the current other-than-temporary impairment model for available for sale debt securities. The length of time that the fair value of an available for sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists and credit losses will now be limited to the difference between a security’s amortized cost basis and its fair value. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amends the transition and effective date for nonpublic entities and smaller reporting companies, such as us, and clarifies that receivables arising from operating leases are not in the scope of this ASU. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies guidance around how to report expected recoveries. Entities will apply the provisions of the ASU as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This ASU is effective for smaller reporting companies for reporting periods beginning after December 15, 2022. We are assessing the potential impact that the adoption of this ASU (and the related clarifying guidance issued by the FASB) will have on our condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions on contract modifications meeting certain criteria to ease the financial reporting burdens of the expected market transition from the London Inter-bank Offered Rate, or LIBOR, and other interbank offered rates to the alternative reference rates. For a contract that meets the criteria, this ASU generally allows an entity to account for and present modifications as an event that does not require remeasurement at the modification date or reassessment of a previous accounting determination. This ASU was effective upon issuance and can be applied through December 31, 2022. We expect this ASU will not have a material impact on our condensed consolidated financial statements.

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
3. Revenue and Other Operating Income

The following tables present revenue from contracts by segment with customers disaggregated by type of payer, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors:

	Three Months Ended March 31, 2021
	Senior Living		Rehabilitation and Wellness Services(3)	Total
Private payer	$16,787		$1,014	$17,801
Medicare and Medicaid programs	270		11,549	11,819
Other third-party payer programs	—		6,990	6,990
Management fees	13,850	(1) (2)	—	13,850
Reimbursed community-level costs incurred on behalf of managed communities	213,160	(1)	—	213,160
Other reimbursed expenses	5,480	(1)	—	5,480
Total revenues	$249,547		$19,553	$269,100
_______________________________________
(1)    Represents separate revenue streams earned from DHC.
(2)     As noted previously, in 2021 we intend to (i) transition 108 senior living communities managed on behalf of DHC with approximately 7,500 living units to new operators and (ii) close and reposition approximately 1,500 skilled nursing facility units in 27 CCRCs that we will continue to manage for DHC. The management fees we recognized related to these communities and units for the three months ended March 31, 2021 was $5,255. See Notes 11 and 16 for more information.
(3)    As noted previously we expect to close 37 Ageility inpatient rehabilitation clinics during 2021. Revenue related to these clinics for the three months ended March 31, 2021 was $5,441. See Note 16 for more information.

	Three Months Ended March 31, 2020
	Senior Living		Rehabilitation and Wellness Services	Total
Private payer	$20,281		$897	$21,178
Medicare and Medicaid programs	716		9,570	10,286
Other third-party payer programs	—		10,917	10,917
Management fees	17,051	(1)	—	17,051
Reimbursed community-level costs incurred on behalf of managed communities	232,016	(1)	—	232,016
Other reimbursed expenses	5,997	(1)	—	5,997
Total revenues	$276,061		$21,384	$297,445
_______________________________________
(1)    Represents separate revenue streams earned from DHC.

Other operating income. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law. Under the CARES Act, the U.S. Department of Health and Human Services, or HHS, established the Provider Relief Fund. The Provider Relief Fund was further supplemented on December 27, 2020 by the Consolidated Appropriations Act, 2021. Retention and use of the funds received under the CARES Act are subject to certain terms and conditions, including certain reporting requirements. Other operating income includes income recognized for funds we have received pursuant to the Provider Relief Fund of the CARES Act for which we have determined that we were in compliance with the terms and conditions of the Provider Relief Fund of the CARES Act. We recognize other operating income in our condensed consolidated statements of operations to the extent we estimate we have COVID-19 incurred losses or related costs for which provisions of the CARES Act is intended to compensate. The amount of income we recognize for these estimated losses and costs is limited to the amount of funds we received during the period in which the estimated losses and costs were recognized or incurred or, if funds were received subsequently, the period in which the funds were received. We recognized other operating income of $7,793 for the three months ended March 31, 2021. See Note 15 for more information.

4. Segment Information

We do not allocate assets to operating segments and, therefore, no asset information is provided for reportable segments. Certain of our general and administrative expenses incurred at our corporate office are deemed centralized services and allocated amongst operating segments. Centralized services are largely determined by job function and allocated by

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
percentage of total revenue. Results of operations and selected financial information by reportable segment and the reconciliation to the condensed consolidated financial statements are as follows:

	Three Months Ended March 31, 2021
	Senior Living(1)	Rehabilitation and Wellness Services(2)	Corporate and Other	Total
Revenues	$249,547	$19,553	$—	$269,100
Other operating income	7,774	19	—	7,793
Operating expenses	237,957	16,338	18,935	273,230
Operating income	19,364	3,234	(18,935)	3,663
Allocated corporate and other costs	(12,657)	(978)	13,635	—
Other (loss), net	(122)	—	(26)	(148)
Income (loss) before income taxes	6,585	2,256	(5,326)	3,515
Provision for income taxes	—	—	(200)	(200)
Net income (loss)	$6,585	$2,256	$(5,526)	$3,315
_______________________________________
(1)    As noted previously, in 2021 we intend to (i) transition 108 senior living communities managed on behalf of DHC with approximately 7,500 living units to new operators and (ii) close and reposition approximately 1,500 skilled nursing facility units in 27 CCRCs that we will continue to manage for DHC. See Notes 11 and 16 for more information.
(2)    As noted previously, we expect to close 37 Ageility inpatient rehabilitation clinics during 2021. See Note 16 for more information.

	Three Months Ended March 31, 2020
	Senior Living	Rehabilitation and Wellness Services	Corporate and Other	Total
Revenues	$276,061	$21,384	$—	$297,445
Operating expenses	255,619	17,616	15,586	288,821
Operating income (loss)	20,442	3,768	(15,586)	8,624
Allocated corporate and other costs	(15,618)	(1,068)	16,686	—
Other income (loss), net	41	—	(24,466)	(24,425)
Income (loss) before income taxes	4,865	2,700	(23,366)	(15,801)
Provision for income taxes	—	—	(1,408)	(1,408)
Net income (loss)	$4,865	$2,700	$(24,774)	$(17,209)

5. Property and Equipment, net

Property and equipment, net consist of the following:

	March 31, 2021	December 31, 2020
Land	$12,155	$12,155
Buildings, construction in process and improvements	203,646	202,679
Furniture, fixtures and equipment	61,902	60,713
Property and equipment, at cost	277,703	275,547
Less: accumulated depreciation	(118,987)	(116,296)
Property and equipment, net	$158,716	$159,251

We recorded depreciation expense relating to our property and equipment of $2,691 and $2,701 for the three months ended March 31, 2021 and 2020, respectively.

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
6. Accumulated Other Comprehensive Income

The following tables detail the changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Equity Investment of an Investee	Investments	Accumulated Other Comprehensive Income
Balance at January 1, 2021	$(175)	$1,491	$1,316
Unrealized loss on debt investments, net of tax	—	(294)	(294)
Balance at March 31, 2021	$(175)	$1,197	$1,022

	Three Months Ended March 31, 2020
	Equity Investment of an Investee	Investments	Accumulated Other Comprehensive Income
Balance at January 1, 2020	$(175)	$2,838	$2,663
Cumulative effect adjustment to beginning accumulated deficit and accumulated other comprehensive income in connection with a reclassification of equity investments previously classified as debt investments	—	(1,694)	(1,694)
Unrealized gain on debt investments, net of tax	—	427	427
Realized gain on debt investments reclassified and included in net loss, net of tax	—	(10)	(10)
Balance at March 31, 2020	$(175)	$1,561	$1,386

Accumulated other comprehensive income represents the unrealized gains and losses of our debt investments, net of tax, and our share of other comprehensive income (loss) relating to our former investment in Affiliates Insurance Company, or AIC, which dissolved on February 13, 2020. The cost of debt investments sold and for which realized gains and losses are reclassified and included in net income are determined on a specific identification basis.

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

7. Income Taxes

We recognized a provision for income taxes of $200 and $1,408 for the three months ended March 31, 2021 and 2020, respectively. The provision for income taxes for the three months ended March 31, 2021 is related to state income taxes. The provision for income taxes for the three months ended March 31, 2020 is related to federal income taxes, partially offset by a federal alternative minimum tax, or AMT, credit refund benefit and a federal benefit related to lease termination expense, plus state income taxes, including a state valuation allowance. See Note 15 for more information regarding the impact of certain provisions of the CARES Act relating to income and other taxes.

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

8. Net Income (Loss) Per Share

Basic net income per share is calculated by dividing net income (loss) by the weighted average number of outstanding common shares outstanding during the period. When applicable, net income (loss) per share—diluted reflects the more dilutive

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
earnings per share using the weighted average number of our common shares calculated using the two-class method, or the treasury stock method.

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted net income (loss) per share (in thousands):

	Three Months Ended March 31,
	2021	2020
Weighted average shares outstanding—basic	31,530	31,448
Effect of dilutive securities: unvested share awards	132	—
Weighted average shares outstanding—diluted (1)	31,662	31,448
_______________________________________
(1)    For the three months ended March 31, 2020, 124 of our unvested common shares were not included in the calculation of net loss per share—diluted because to do so would have been anti-dilutive.

9. Fair Values of Assets and Liabilities

Recurring Fair Value Measures

The tables below present certain of our assets measured at fair value at March 31, 2021 and December 31, 2020, categorized by the level of input used in the valuation of each asset.

	As of March 31, 2021
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$26,231	$26,231	$—	$—
Investments:
Equity investments (2)
High yield fund (3)	3,162	—	3,162	—
International bond fund (4)	2,781	—	2,781	—
Financial services industry	1,376	1,376	—	—
Healthcare	492	492	—	—
Technology	801	801	—	—
Other	3,851	3,851	—	—
Total equity investments	12,463	6,520	5,943	—
Debt investments (5)
Industrial bonds	529	—	529	—
Technology bonds	1,443	—	1,443	—
Government bonds	7,123	7,123	—	—
Energy bonds	478	—	478	—
Financial bonds	1,330	—	1,330	—
Other	1,107	—	1,107	—
Total debt investments	12,010	7,123	4,887	—
Total investments	24,473	13,643	10,830	—
Total	$50,704	$39,874	$10,830	$—

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

	As of December 31, 2020
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$26,291	$26,291	$—	$—
Investments:
Equity investments (2)
High yield fund (3)	3,156	—	3,156	—
International bond fund (4)	2,818	—	2,818	—
Financial services industry	1,348	1,348	—	—
Healthcare	477	477	—	—
Technology	765	765	—	—
Other	3,875	3,875	—	—
Total equity investments	12,439	6,465	5,974	—
Debt investments (5)
Industrial bonds	540	—	540	—
Technology bonds	1,471	—	1,471	—
Government bonds	7,301	7,301	—	—
Energy bonds	484	—	484	—
Financial bonds	1,359	—	1,359	—
Other	1,155	—	1,155	—
Total debt investments	12,310	7,301	5,009	—
Total investments	24,749	13,766	10,983	—
Total	$51,040	$40,057	$10,983	$—
_______________________________________
(1)    Cash equivalents consist of short-term, highly liquid investments and money market funds held primarily for obligations arising from our self-insurance programs. Cash equivalents are reported in our condensed consolidated balance sheets as cash and cash equivalents and current and long-term restricted cash and cash equivalents. Cash equivalents include $22,531 and $22,837 of balances that were restricted at March 31, 2021 and December 31, 2020, respectively. In addition to the cash equivalents of $26,231 and $26,291 at March 31, 2021 and December 31, 2020, respectively, reflected above, there were cash balances of $105,785 and $80,897 and restricted cash balances of $2,375 and $2,409 at March 31, 2021 and December 31, 2020, respectively.
(2)    The fair value of our equity investments is readily determinable. During the three months ended March 31, 2021 and March 31, 2020, we received gross proceeds of $337 and $45, respectively, in connection with the sales of equity investments and recorded gross realized gains totaling $96 and $0, respectively, and gross realized losses totaling $0 and $30, respectively.
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
(5)    As of March 31, 2021, our debt investments, which are classified as available for sale, had a fair value of $12,010 with an amortized cost of $11,548; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $462, net of unrealized losses of $36. As of December 31, 2020, our debt investments had a fair value of $12,310 with an amortized cost of $11,554; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $756, net of unrealized losses of $4. Debt investments include $8,187 and $8,395 of balances that were restricted as of March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, four debt investments we held, with a fair value of $778, had been in a loss position for less than 12 months and we did not hold any debt investments with a fair value in a loss position for greater than 12 months. We do not believe these investments are impaired primarily because they have not been in a loss position for an extended period of time, the financial conditions of the issuers of these investments remain strong with solid fundamentals as of March 31, 2021, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery, and other factors that support our conclusion that the loss is temporary. During the three months ended March 31, 2021 and 2020, we received gross proceeds of $0 and $1,409, respectively, in connection with the sales of debt investments and recorded gross realized gains totaling $0 and $10, respectively. There were no gross realized losses for the three months ended March 31, 2021 and 2020, respectively. We record gains and losses on the sales of these investments using the specific identification method.

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
The amortized cost basis and fair value of available for sale debt securities at March 31, 2021, by contractual maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$1,796	$1,826
Due after one year through five years	5,522	5,773
Due after five years through ten years	4,230	4,411
Total	$11,548	$12,010

Our financial assets (which include cash equivalents and investments) have been valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. During the three months ended March 31, 2021, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value.

The carrying value of accounts receivable and accounts payable approximates fair value as of March 31, 2021 and December 31, 2020. The carrying value and fair value of our mortgage notes payable were $7,076 and $7,818, respectively, as of March 31, 2021 and $7,171 and $8,177, respectively, as of December 31, 2020, and are categorized in Level 3 of the fair value hierarchy. We estimate the fair value of our mortgage note payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.

Non-Recurring Fair Value Measures

We review the carrying value of our long-lived assets, including our right-of-use assets, property and equipment and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable.

10. Indebtedness

Our $65,000 secured revolving credit facility, or Credit Facility, is governed by a credit agreement with a syndicate of lenders. The current maturity date of our Credit Facility is June 12, 2021. On March 16, 2021, we exercised our option to extend the Credit Facility for one-year, until June 12, 2022, subject to payment of the extension fee and satisfaction of other conditions.

Our Credit Facility is available for general business purposes, including acquisitions, and provides for the issuance of letters of credit. We are required to pay interest at a rate of LIBOR plus a premium of 250 basis points per annum, or at a base rate, as defined in our Credit Agreement, plus 150 basis points per annum, on borrowings under our Credit Facility; the effective annual interest rate options, as of March 31, 2021, were 2.61% and 4.75%, respectively. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused portion of the available capacity under our Credit Facility. As of March 31, 2021 and 2020, we had no borrowings outstanding under our Credit Facility. As of March 31, 2021, we had letters of credit issued under the Credit Facility in an aggregate amount of $2,442 and we had $14,935 available for borrowings under our Credit Facility. We incurred aggregate interest expense related to our Credit Facility of $253 and $254 for the three months ended March 31, 2021 and 2020, respectively.

Our Credit Facility is secured by 11 senior living communities we own with a combined 1,236 living units owned by certain of our subsidiaries that guarantee our obligations under our Credit Facility. Our Credit Facility is also secured by these senior living communities' accounts receivable and related collateral. The amount of available borrowings under our Credit Facility is subject to our having sufficient qualified collateral, which is primarily based on the value and operating performance of the communities securing our obligations under our Credit Facility. Our Credit Facility provides for the acceleration of payment of all amounts outstanding under our Credit Facility upon the occurrence and continuation of certain events of default, including a change of control of us, as defined in our Credit Agreement. Our Credit Agreement contains financial and other covenants, including those that restrict our ability to pay dividends or make other distributions to our shareholders in certain circumstances.

At March 31, 2021, we had seven irrevocable standby letters of credit outstanding, totaling $29,292. One of these letters of credit in the amount of $26,850, which secures our workers' compensation insurance program, is collateralized by approximately $21,566 of cash equivalents and $7,723 of debt and equity investments. This letter of credit expires in June 2021

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
and is automatically extended for one-year terms unless notice of nonrenewal is provided prior to the end of the applicable term. As of May 5, 2021, we have not received a notice of nonrenewal. We expect that our worker's compensation insurance program will require an increase in the amount of this letter of credit in June 2021. At March 31, 2021, the cash equivalents collateralizing this letter of credit are classified as short-term restricted cash and cash equivalents in our condensed consolidated balance sheets, and the debt and equity investments collateralizing this letter of credit are classified as short-term restricted debt and equity investments in our condensed consolidated balance sheets. The remaining six irrevocable standby letters of credit outstanding at March 31, 2021, totaling $2,442, which are issued under the Credit Facility, secure certain of our other obligations. As of May 5, 2021, these letters of credit were scheduled to mature between June 2021 and September 2021 and are required to be renewed annually.

At March 31, 2021, one of our senior living communities was encumbered by a mortgage note. This mortgage note contains standard mortgage covenants. We recorded a discount in connection with the assumption of this mortgage note as part of our acquisition of the senior living community secured by this mortgage in order to record this mortgage note at its then estimated fair value. We amortize this discount as an increase in interest expense until the maturity of this mortgage note. This mortgage note requires payments of principal and interest monthly until maturity. The following table is a summary of this mortgage note as of March 31, 2021:

Balance as of March 31, 2021		Contractual Stated Interest Rate	Effective Interest Rate	Maturity Date	Monthly Payment	Lender
$7,297	(1)	6.20%	6.70%	September 2032	$72	Federal Home Loan Mortgage Corporation
_______________________________________
(1)    Contractual principal payments excluding unamortized discount $221.

We incurred interest expense, net of discount amortization, of $122 and $128 with respect to the mortgage note for the three months ended March 31, 2021 and 2020, respectively.
We believe we were in compliance with all applicable covenants under our Credit Facility and mortgage note as of March 31, 2021.

11. Leases with DHC and Healthpeak Properties Inc. and Management Agreements with DHC

2020 Restructuring of our Business Arrangements with DHC. Effective as of January 1, 2020:

•our five then existing master leases with DHC as well as our then existing management and pooling agreements with DHC were terminated and replaced with new management agreements for all those senior living communities, together with a related omnibus agreement, or collectively, the New Management Agreements;
•we issued 10,268,158 of our common shares to DHC and an aggregate of 16,118,849 of our common shares to DHC’s shareholders of record as of December 13, 2019;
•as consideration for the share issuances, DHC provided to us $75,000 by assuming certain of our working capital liabilities and through cash payments; we recognized $22,899 in loss on termination of leases, representing the excess of the fair value of the share issuances of $97,899 compared to the consideration of $75,000 paid by DHC. As of March 31, 2020, DHC assumed $51,547 of our working capital liabilities. We received cash of $23,453 from DHC during 2020, subsequent to March 31, 2020; and
•pursuant to a guaranty agreement dated as of January 1, 2020, made by us in favor of DHC’s applicable subsidiaries, we have guaranteed the payment and performance of each of our applicable subsidiary’s obligations under the applicable New Management Agreements.

We recognized transaction costs of $1,095 related to the Transaction Agreement for the three months ended March 31, 2020.

2021 Amendments to our Management Arrangements with DHC. As part of our Strategic Plan, we have agreed to amend our management arrangements with DHC. See Note 16 for additional information on our Strategic Plan. The principal changes to the management arrangements will include:

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

•we will cooperate with DHC in transitioning the management of 108 senior living communities with approximately 7,500 living units, to other third party managers without payment of any termination fee to us;
•DHC will no longer have the right to sell up to an additional $682,000 of senior living communities managed by us and terminate our management of those communities without payment of a termination fee to us upon sale;
•DHC's ability to terminate the management agreement is (i) extended 2 years to 2025, (ii) the maximum amount of communities that may be terminated will be reduced to 10% (from 20%) of the total managed portfolio by revenue per year and (iii) achieving less than 80% (from 90%) of budgeted earnings before interest, taxes, depreciation and taxes, or EBITDA, will be required to qualify as a “Non Performing Asset”,
•we will continue to manage 120 senior living communities for DHC;
•we will close and reposition the 27 skilled nursing units in CCRC communities that we will continue to manage with approximately 1,500 living units;
•the incentive fee calculation included in our existing management agreements with DHC will be amended for the senior living communities that we will continue to manage for DHC such that there will no longer be a cap placed on any incentive fee we earn in any calendar year and that any senior living communities that are undergoing a major renovation or repositioning will be excluded from the calculation and reset pursuant to the terms of the management agreements as a result of expected capital projects DHC is planning in the next five years;
•DHC will assume control of major community renovation or repositioning activities at the senior living communities that we will continue to manage for DHC; and
•the term of our existing management agreements with DHC will be extended by two years to December 31, 2036.
We expect that the transition of management of the 108 senior living communities and the closure of 27 skilled nursing units will be completed before year end 2021. For the three months ended March 31, 2021, we recognized $5,255 of management fees related to the management of these communities and units.

Senior Living Communities Leased from Healthpeak Properties, Inc. As of March 31, 2021, we leased four senior living communities under one lease with Healthpeak Properties, Inc., or PEAK. This lease is a “triple net” lease which requires that we pay all costs incurred in the operation of the communities, including the cost of insurance and real estate taxes, maintaining the communities, and indemnifying the landlord for any liability which may arise from the operations during the lease term. We recognized rent expense for this lease for actual rent paid plus or minus a straight-line adjustment for scheduled minimum rent increases, which were not material to our condensed consolidated financial statements. The right-of-use asset balance has been decreased for the amount of accrued lease payments, which amounts are not material to our condensed consolidated financial statements.

On March 8, 2021, we entered into a second amendment to our master lease with PEAK, pursuant to which we agreed to pay a lease termination fee upon the sale by PEAK of any of the four communities we lease in an amount equal to the difference between: (i) the net present value of the allocated minimum rate payments that would otherwise have been payable with respect to that community for the period beginning on the sale date and ending on April 30, 2023 (discounted at 9%) and (ii) the net present value of the reinvestment returns of the net proceeds from the sale of the community (discounted at 9%), and assuming such net proceeds are reinvested for the period commencing on the sale date and ending on April 30, 2023 at a rate of 5.5%. The aggregate maximum termination fee payable by us with respect to the termination of the four communities is capped at $3,100. On April 4, 2021, one of the communities that we lease from PEAK had a fire which has caused extensive damage and the residents of the community to be relocated. We believe our liability with respect to this event is limited to a $1,000 insurance deductible which we expect to recognize in the three months ended June 30, 2021.

Senior Living Communities Managed for the Account of DHC and its Related Entities. As of March 31, 2021 and 2020, we managed 228 and 244 senior living communities, respectively, for DHC. We earned management fees of $12,910 and $16,462 from the senior living communities we managed for the account of DHC for the three months ended March 31, 2021 and 2020, respectively. In addition, we earned fees for our management of capital expenditure projects at the communities we

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
managed for the account of DHC of $834 and $462 for the three months ended March 31, 2021 and 2020, respectively. These amounts are included in management fee revenue in our condensed consolidated statements of operations.

We also provide ancillary services to residents at some of the senior living communities we manage for the account of DHC, such as rehabilitation and wellness services. At senior living communities we manage for the account of DHC where we provide rehabilitation and wellness services on an outpatient basis, the residents, third party payers or government programs pay us for those rehabilitation and wellness services. At senior living communities we manage for the account of DHC where we provide inpatient rehabilitation and wellness services, DHC generally pays us for these services and charges for such services are included in amounts charged to residents, third party payers or government programs. We earned revenues of $5,441 and $8,057 for the three months ended March 31, 2021 and 2020, respectively, for rehabilitation and wellness services we provided at senior living communities we manage for the account of DHC and that are payable by DHC. These amounts are included in rehabilitation and wellness services in our condensed consolidated statements of operations.

We earned management fees of $106 and $127 for the three months ended March 31, 2021 and 2020, respectively, for management services at a part of a senior living community DHC subleases to an affiliate, which amounts are included in management fee revenues in our condensed consolidated statements of operations.

In 2020, DHC sold 9 senior living communities that we previously managed. Upon completion of these sales, our management agreements with DHC with respect to those communities were terminated. In addition, in 2020, DHC also closed 7 additional senior living communities and one building in one community. While those closed communities and building are no longer being operated as senior living communities, we continue to manage the related back-office operations and empty communities. For the three months ended March 31, 2020, we recognized $1,052 of management fees related to these sold and closed communities.

Ageility Clinics Leased from DHC. We lease space from DHC at certain of the senior living communities that we manage for DHC. We use this leased space for outpatient rehabilitation and wellness services clinics. We recognized rent expense of $397 and $294 for the three months ended March 31, 2021 and 2020, respectively, with respect to these leases.

12. Business Management Agreement with RMR LLC

RMR LLC provides business management services to us pursuant to our business management and shared services agreement. We incurred aggregate fees and certain cost reimbursements payable to RMR LLC of $1,804 and $2,351 for the three months ended March 31, 2021 and 2020, respectively. These amounts are included in general and administrative expenses in our condensed consolidated statements of operations. For further information about our relationship with RMR LLC, see our Annual Report.

13. Related Person Transactions

We have relationships and historical and continuing transactions with DHC, RMR LLC and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors and officers who are also our Directors or officers. The RMR Group Inc., or RMR Inc., is the managing member of RMR LLC. The Chair of our Board and one of our Managing Directors, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc. Mr. Portnoy is also a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. Jennifer B. Clark, our other Managing Director and our Secretary, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR LLC and an officer of ABP Trust. Certain of our officers, and DHC’s officers, are also officers and employees of RMR LLC. Some of our Independent Directors also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as the chair of the boards of trustees or boards of directors of several of these public companies and as a managing director or managing trustee of these companies. Other officers of RMR LLC, including Ms. Clark, serve as managing trustees or managing directors of certain of these companies.

DHC. DHC is currently our largest shareholder, owning, as of March 31, 2021, 10,691,658 of our common shares, or 33.8% of our outstanding common shares. We manage for the account of DHC a substantial majority of the senior living communities we operate. Adam Portnoy is chair of the board of trustees and a managing trustee of DHC. Jennifer Clark is a managing trustee and the secretary of DHC. Included in accrued expenses and other current liabilities on our condensed

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
consolidated balance sheets at March 31, 2021 and December 31, 2020 are $31,771 and $30,090, respectively, which will be reimbursed by DHC and are included in due from related person. See Note 11 for more information regarding our relationships, agreements and transactions with DHC and certain parties related to it and us.

RMR LLC. We have an agreement with RMR LLC to provide business management services to us. See Note 12 for more information regarding our relationship with RMR LLC. RMR also provides management services to DHC.

ABP Trust. ABP Trust and its subsidiaries, owned 1,972,783 of our common shares, representing 6.2% of our outstanding common shares as of March 31, 2021.

We lease our headquarters from a subsidiary of ABP Trust. On February 24, 2021, we and the ABP Trust subsidiary renewed the lease through December 31, 2031. The annual lease payment will range from $1,026 to $1,395 over the period of the lease. The lease also provides us with an improvements allowance from ABP Trust not to exceed $2,667. Our rent expense for our headquarters, including utilities and real estate taxes that we pay as additional rent, was $477 and $435 for the three months ended March 31, 2021 and 2020, respectively, which is included in general and administrative expenses. As a result of renewing this lease, we increased each of our right-of-use asset and lease liability noted below on our condensed consolidated balance sheets by $9,746 to reflect the terms of the amendment. We recognized a right-of-use asset and lease liability, which amounts were $10,027 and $496 for the lease liability and $9,964 and $452 for the right-of-use asset as of March 31, 2021 and December 31, 2020, respectively, with respect to our headquarters lease, using an incremental borrowing rate of 3.9%. The right-of-use asset has been reduced by the amount of accrued lease payments, which amounts are not material to our condensed consolidated financial statements.

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

We were defendants in two lawsuits filed by former employees in California. The first lawsuit, Lefevre v. Five Star Quality Care, Inc. was filed in San Bernardino County Superior Court in May 2015 and the second lawsuit, Mandviwala v. Five Star Quality Care, Inc. d/b/a Five Star Quality Care - CA, Inc. and FVE Managers, Inc., our wholly owned subsidiary, was filed in Orange County Superior Court in July 2015. The claims asserted against us in the similar, though not identical, complaints include: (i) failure to pay all wages due, (ii) failure to pay overtime, (iii) failure to provide meal and rest breaks, (iv) failure to provide itemized, printed wage statements, (v) failure to keep accurate payroll records and (vi) failure to reimburse business expenses. Both plaintiffs asserted causes of action on behalf of themselves and on behalf of other similarly situated employees, including causes of action pursuant to the California Labor Code Private Attorney General Act, or PAGA.

On July 10, 2020, the parties of Lefevre v. Five Star Quality Care, Inc., agreed, without admitting fault, to settle their individual and PAGA claims. The settlement was approved by the court and final judgement on the settlement has been entered. Payment on the claims is expected to be made before the end of the second quarter of 2021. The settlement effectively extinguished the Mandviwala v. Five Star Quality Care, Inc. d/b/a Five Star Quality Care - CA, Inc. and FVE Managers, Inc. lawsuit. Our share of the settlement amount of $2,473 was recognized on our condensed consolidated statements of operations during the third quarter of 2020.

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

15. COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the disease caused by the novel coronavirus SARS-CoV-2, or COVID-19, a pandemic, or the Pandemic. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption worldwide. Governments in affected regions have implemented and may continue to implement, safety precautions, including quarantines, travel restrictions, business closures and other public safety measures. On March 13, 2020, the President of the United States declared the Pandemic a national emergency, effective as of March 1, 2020, or the National Emergency. The Pandemic has significantly disrupted, and will likely continue to disrupt, our business and the senior living industry as a whole. We cannot predict whether the relief provided by the CARES Act together with any additional funds under the other Provider Relief Fund or other programs that we may receive will be sufficient to offset the financial losses caused by the Pandemic, but we expect they will not be.

In connection with the Pandemic, we have experienced occupancy declines, increased labor costs and increased costs related to COVID-19 testing, medical and sanitation supplies and certain other costs. Additionally, we have purchased personal protective equipment, or PPE, to be used at our senior living communities and rehabilitation and wellness clinics. At March 31, 2021, $8,773 of PPE for future use was included in prepaid expenses and other current assets in our condensed consolidated balance sheets. PPE that is deployed to senior living communities that we manage on behalf of DHC is reimbursable to us by DHC. In the first quarter of 2021, we deployed $852 of PPE to senior living communities that we manage on behalf of DHC.

In response to the Pandemic, the CARES Act was enacted on March 27, 2020. The CARES Act, among other things, provides billions of dollars of relief to certain individuals and businesses suffering from the impact of the Pandemic.

Under the CARES Act, a Provider Relief Fund was established for allocation by HHS and was further supplemented by the Consolidated Appropriations Act, 2021 on December 27, 2020. The terms and conditions of the Provider Relief Fund require that the funds are utilized to compensate for lost revenues that are attributable to the Pandemic and for eligible costs to prevent, prepare for and respond to the Pandemic that are not covered by other sources. In addition Provider Relief Funds recipients are subject to other terms and conditions, including certain reporting requirements. Any funds not used in accordance with the terms and conditions must be returned to HHS.

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

On June 9, 2020, HHS announced additional distributions from the Provider Relief Fund, or Phase 2 General Distributions, including the Medicaid and Children's Health Insurance Program, or the Medicaid and CHIP Targeted Distribution. HHS stated that it would disburse a payment that, at a minimum, is equal to 2% of reported total revenue from patient care to eligible providers serving Medicaid and CHIP beneficiaries. Providers who had not yet received a disbursement from the Phase 1 General Distribution were eligible for the Medicaid and CHIP Targeted Distribution.

Information on future allocations of the Provider Relief Fund are not yet known, though the statute requires that no less than 85% of unobligated balances of the fund and funds recovered from providers after the enactment date be allocated based on financial losses and changes in operating expenses occurring in the third or fourth quarter of calendar year 2020. We recognized $7,793 as other operating income for the three months ended March 31, 2021 related to General Distribution Funds primarily for our senior living communities for which we believe we have met the required terms and conditions.

The CARES Act delays the payment of required federal tax deposits for certain payroll taxes, including the employer's share of Old-Age, Survivors, and Disability Insurance Tax, or Social Security, employment taxes, incurred between March 27, 2020 and December 31, 2020. Amounts will be considered timely paid if 50% of the deferred amount is paid by December 31, 2021, and the remainder by December 31, 2022. As of March 31, 2021 and December 31, 2020, we deferred $27,593 of employer payroll taxes, which are included in accrued compensation and benefits in our condensed consolidated balance sheets,

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
of which $22,194 are required to be funded by us and will be reimbursed by DHC pursuant to the New Management Agreements and are included in due from related persons in our condensed consolidated balance sheets.

The Sequestration Transparency Act of 2012 subjected all Medicare fee-for-service payments to a 2% sequestration reduction, or the 2% Medicare Sequestration. The CARES Act temporarily suspended the 2% Medicare Sequestration for the period from May 1, 2020 to March 31, 2021 which benefited our rehabilitation and wellness services segment and the senior living communities we manage in the form of increased rates for services provided and the management fees we earn from these communities as a result. Increases in rates are recognized in revenue in the period services are provided.

The Tax Cuts and Jobs Act of 2017 repealed the AMT and allowed corporations to fully offset regular tax liability with AMT credits. Any remaining AMT credit amount became refundable incrementally from tax years 2018 through 2021. The CARES Act accelerates the refund schedule, permitting corporate taxpayers to claim the refund in full in either tax year 2018 or 2019. We expect to apply an AMT credit refund of $554 for tax year 2019 to our 2021 tax return, as we do not have a federal tax liability to utilize the refund against our the 2020 tax return.

16. Subsequent Events

On April 9, 2021, we announced the Strategic Plan to reposition our senior living management business to focus on larger independent living, assisted living and memory care communities as well as stand-alone independent living and active adult communities.

Pursuant to the Strategic Plan, we intend to, among other things, (i) amend our management arrangements with DHC to transition 108 senior living communities, with approximately 7,500 living units, that we currently manage for DHC, to new operators, (ii) close and reposition 27 skilled nursing units, with approximately 1,500 living units, in CCRCs we will continue to manage for DHC, (iii) close 37 Ageility inpatient rehabilitation clinics in certain transitioning communities and (iv) eliminate certain positions in our corporate, regional and divisional teams as well as impacted units and clinics. We expect to complete the transitions and closures by the end of 2021. See Note 11 for more information regarding our agreement to amend our management agreements with DHC.

In connection with implementing the Strategic Plan, we expect to incur non-recurring cash expenses of up to $20,500, approximately $15,000 of which we expect DHC will reimburse. These expenses are expected to include up to $7,500 of retention bonus payments, up to $10,200 of severance, benefits and transition expenses, and up to $2,800 of restructuring expenses, of which we expect DHC to reimburse approximately $5,900, $7,500 and $1,600, respectively. We recognized transaction costs of $250 related to the Strategic Plan for the three months ended March 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report.

Strategic Plan. On April 9, 2021, we announced a new strategic plan, or the Strategic Plan, to reposition our senior living management business to focus on larger independent living, assisted living and memory care communities as well as stand-alone independent living and active adult communities.

Pursuant to the Strategic Plan, we intend to, among other things, (i) amend our management arrangements with DHC to transition 108 senior living communities, with approximately 7,500 living units, that we currently manage for DHC, to new operators, (ii) close and reposition 27 skilled nursing units, with approximately 1,500 living units, in community care retirement communities, or CCRCs, we will continue to manage for DHC, (iii) close 37 Ageility inpatient rehabilitation clinics in certain transitioning communities and (iv) eliminate certain positions in our corporate, regional and divisional teams as well as impacted units and clinics.

In connection with implementing the Strategic Plan, we expect to incur non-recurring cash expenses of up to $20.5 million, approximately $15.0 million of which we expect DHC will reimburse. These expenses are expected to include up to $7.5 million of retention bonus payments, up to $10.2 million of severance, benefits and transition expenses, and up to $2.8 million of restructuring expenses, of which we expect DHC to reimburse approximately $5.9 million, $7.5 million and $1.6 million, respectively.

We expect to complete the transitions and closures contemplated by the Strategic Plan, or the Transition, by the end of 2021. See Notes 1, 11 and 16 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the Strategic Plan.

Presented below is a summary of the units we operated (owned, leased and managed) as of March 31, 2021 and the projected number of units to be operated after the Transition, as if it had been completed as of January 1, 2021:

	As of March 31, 2021	After Transition
	Units (1)	Units (2)
Independent living	10,979	10,421
Assisted living	12,109	7,940
Alzheimer’s living	3,220	1,847
Skilled nursing	2,957	—
Total	29,265	20,208
_______________________________________
(1)    The units operated as of March 31, 2021 include 2,099 owned, 203 leased, and 26,963 managed.
(2)    As if the Transition had been completed on January 1, 2021, the units operated as of March 31, 2021 include 2,099 owned, 203 leased, and 17,906 managed.

Presented below is a summary of the communities, units, average occupancy, spot occupancy, revenues and management fees for the communities we managed for DHC as of March 31, 2021 and for the communities to be managed for DHC after the Transition as if it had been completed as of January 1, 2021 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	As of March 31, 2021
	Communities	Units	Average Occupancy	Spot Occupancy	Community Revenues (1)	Management Fees
Independent and assisted living communities	182	17,435	69.6%	70.0%	$149,385	$8,104
Continuing care retirement communities	37	8,573	70.1%	71.0%	94,740	4,948
Skilled nursing facilities	9	955	62.8%	65.4%	15,841	798
Total	228	26,963	69.5%	70.2%	$259,966	$13,850

	After Transition
	Communities	Units	Average Occupancy	Spot Occupancy	Community Revenues (1)	Management Fees (2)
Independent and assisted living communities	91	12,012	70.7%	71.3%	$104,221	$5,689
Continuing care retirement communities	29	5,894	76.8%	76.9%	54,057	2,891
Skilled nursing facilities	—	—	—%	—%	—	—
Total	120	17,906	72.7%	73.2%	$158,278	$8,580
_______________________________________
(1)    Represents the revenues of the senior living communities we manage on behalf of DHC. Managed senior living communities' revenues do not represent our revenues, and are included to provide supplemental information regarding the operating results and financial condition of the communities from which we earn management fees.
(2)    Excludes management fee revenue of $5.3 million in the quarter ended March 31, 2021 related to (i) 108 senior living communities managed on behalf of DHC, with approximately 7,500 living units, that are expected to be transitioned to new operators and (ii) approximately 1,500 skilled nursing facility units that are expected to be closed and repositioned in 27 CCRCs that we will continue to manage for DHC.

Following the Transition, we will continue to manage 120 senior living communities for DHC, representing 17,906 living units and approximately 60% of our management fee revenues as of March 31, 2021, and to operate our existing owned portfolio of 20 communities with approximately 2,100 living units. We expect to partially offset the resulting revenue loss from fees we earn from the 108 transitioning senior living communities with expense reductions to right-size operations.

The 120 senior living communities that we will continue to manage for DHC after the Transition outperformed the total DHC managed portfolio (exclusive of the pending closing and repositioning of approximately 1,500 skilled nursing facility units in 27 of the CCRCs) for the quarter ended March 31, 2021 with approximately 400 basis points higher operating margin and earnings before interest, taxes, depreciation and amortization, or EBITDA, margin.

In addition to the Transition of 108 managed communities owned by DHC, the landlord of our four leased senior living communities with 203 living units is currently marketing these properties for sale and we are unlikely to operate these four communities long-term.

Presented below is a summary of our Ageility rehabilitation clinics as of March 31, 2021 and the number of clinics to be operated after the Transition as if it had been completed as of January 1, 2021 (dollars in thousands):

	As of March 31, 2021				After Transition
	Number of Clinics	Total Revenue (3)	Average Revenue per Clinic	Adjusted EBITDA Margin	Number of Clinics	Total Revenue (1)(3)	Average Revenue per Clinic	Adjusted EBITDA Margin
Inpatient Clinics in DHC Communities	37	$5,441	$147	26.1%	—	$—	$—	—%
Outpatient Clinics in DHC Communities	91	7,734	85	15.3%	91	7,734	85	15.3%
Outpatient Clinics in Transition Communities(2)	44	1,863	42	18.5%	44	1,863	42	18.5%
Total Clinics at DHC Communities	172	15,038	87	19.6%	135	9,597	71	15.9%
Outpatient Clinics at Other Communities (4)	80	4,234	53	11.8%	80	4,234	53	11.8%
Total Clinics	252	$19,272	$76	17.9%	215	$13,831	$64	14.6%
_______________________________________
(1)    Excludes revenue of $5.4 million in the quarter ended March 31, 2021 for inpatient clinics, which are expected to be closed as part of the Transition.
(2)    As part of the Transition, the Company expects 108 senior living communities managed on behalf of DHC to be transitioned to new operators. These communities have 44 Ageility outpatient rehabilitation clinics, which, due to the transfer to a new operator, may be subject to closure by the new operator.
(3)    Total Ageility revenue excludes home health care services, which are part of the rehabilitation and wellness services segment.
(4)    Other communities includes 16 outpatient clinics at owned communities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Industry Trends

We believe that, in the United States, the current primary market for senior living services is focused on individuals age 80 and older. As a result of medical advances, adults are living longer and expanding their options as to where they choose to reside as they age. Due to these demographic trends, in the last ten years the senior living industry evolved to serve the growing number of older adults and we expect the demand for senior living services to increase in future years regardless of where the older adults may reside. More recently, the senior living industry has been materially adversely impacted by the disease caused by the novel coronavirus SARS-CoV-2, or COVID-19, and the resulting pandemic, or the Pandemic, and economic recession. As we continuously evaluate market opportunities related to older adults, we are cognizant of the demographic trends and projections that indicate that the age 65 and older demographic will represent the largest growth population in the United States over the next decade and beyond. We believe that increased longevity, coupled with evolving consumer preferences, will heighten demand for physical and recreational activities, as well as lifestyle-enhancing services, as older adults seek quality of life, ongoing engagement, and sustained independence.

COVID-19 Pandemic

The Pandemic has significantly disrupted and likely will continue to significantly disrupt the United States economy, our business and the senior living industry as a whole. The World Health Organization declared COVID-19 a pandemic in March 2020. From March 2020 through May 1, 2021, there have been approximately 32.5 million reported cases of COVID-19 in the United States and approximately 0.6 million related deaths, which have disproportionately impacted older adults like our residents and clients.

The U.S. economy has been growing as COVID-19 vaccinations are increasingly administered and commercial activities are increasingly returning to pre-pandemic practices and operations because of recent and expected future government spending on relief from the Pandemic, infrastructure and other matters. However, there remains uncertainty as to the ultimate duration and severity of the Pandemic on commercial activities, including risks that may arise from (i) mutations or related strains of the virus, (ii) the ability to successfully administer vaccinations to a sufficient number of persons or attain immunity to the virus by natural or other means to achieve herd immunity, and (iii) the impact on the U.S. economy that may result from the inability of other countries to administer vaccinations to their citizens or their citizens' ability to otherwise achieve immunity to the virus. For further information and risks relating to the Pandemic on us and our business, see Part I, Item 1, "Business--COVID Pandemic" and Part I, Item 1A, "Risk Factors", of our Annual Report.

Vaccinations. Throughout the first quarter of 2021, we coordinated multiple vaccination clinics for our residents and team members in all service lines of business at no cost to those individuals. As of May 1, 2021, we had completed all vaccination clinics scheduled at communities and over 85% of our residents at our senior living communities had received a COVID-19 vaccine.

Protective Measures for Residents and Team Members. Our residents and clients are part of a population that has been disproportionately affected by the Pandemic. Our team members who work in our communities may be at a higher risk of contracting or spreading COVID-19 due to the nature of their work environment when caring for our residents and clients. Our highest priority is maintaining the health and well-being of our residents, clients and team members. As a result, we continue to monitor, evaluate and adjust our plans to address the impact to our business. For further information regarding the protective measures we have taken for our residents, clients and team members over the last year, see the section captioned Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Industry Trends” in Part II, Item 7 of our Annual Report.

We continue to monitor regulations and guidance from federal, state and local governments and agencies and will adapt and update our policies and procedures to continue to prioritize the health and safety of our residents, clients and team members.

Occupancy. As a result of the Pandemic, we experienced declines in average occupancy at our owned and leased senior living communities from 81.3% for the three months ended March 31, 2020 to 68.3% for the three months ended March 31, 2021. Consistent with occupancy declines experienced within our owned and leased portfolio, the senior living communities we manage on behalf of DHC also experienced average occupancy declines from 82.6% for the three months ended March 31, 2020 to 69.5% for the three months ended March 31, 2021. At May 1, 2021, all of our senior living communities were accepting new residents in at least one service line of business (independent living, assisted living, skilled nursing or memory care). We expect that the impact of the administration of the widespread vaccination for COVID-19 among our residents and team members will decrease the incidence of COVID-19 in our senior living communities. With the reduction of confirmed cases, we expect to eventually cease restrictions at our senior living communities, and enable us to shift our efforts to new admissions and resident programs. Despite the continued distribution of the COVID-19 vaccine, as a result of the ongoing

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

effects of the Pandemic, there is a possibility of continued occupancy declines in the near term, due to current residents leaving our senior living communities, restrictions on new residents moving into and/or touring our senior living communities and the possibility that older adults will forego or delay moving into senior living communities because of perceived safety issues associated with the Pandemic. Our revenues are largely dependent on occupancy at our senior living communities and any decline in occupancy adversely impacts our revenues, unless we are able to offset those lost revenues with increased rates we charge our residents and clients or other sources of increased revenues.

Expenses. We have also incurred and will continue to incur significant costs to address the Pandemic, which principally include costs associated with PPE, testing supplies, professional services costs, agreements with laboratories to provide COVID-19 testing to our residents and team members that were not otherwise covered by government payer or third-party insurance sources and disposable food supplies as well as increased sanitation and janitorial supplies and increased labor costs. Our labor costs have also increased as a result of rising health insurance costs caused by the Pandemic. Although COVID-19 vaccinations have been made available to residents and team members at our senior living communities, we expect the increased costs associated with the Pandemic to continue throughout the first half of 2021 and for the reasonably foreseeable future thereafter. We incur these costs for our owned and leased senior living communities, rehabilitation and wellness services clinics and corporate and regional operations. Although DHC is responsible for these costs at the senior living communities we manage for DHC, increases in these costs would reduce EBITDA realized at these communities and, hence, negatively impact our ability to earn, and the amount of, any incentive fees, as well as possibly impact other aspects of our management arrangements.

Results of Operations. We have experienced negative impacts on our operating results and on the operating results for those communities we manage for DHC as a result of the Pandemic, and we expect those negative impacts to continue at least through the first half of 2021. We expect that widespread vaccination at our senior living communities will decrease the incidence of COVID-19 at those communities and will eventually decrease our costs and the negative impacts of the Pandemic on our operating results and the operating results for those communities we manage for DHC. Despite the approval and increasing availability of several COVID-19 vaccines, going forward, the amounts and type of revenue, expense and cash flow impacts resulting from the Pandemic will be dependent on a number of additional factors, including: the speed, depth, geographic reach and duration of the spread of the disease; the distribution, availability and effectiveness of therapeutic treatments and testing for COVID-19 to our residents, clients and team members; the legal, regulatory and administrative developments that occur, including the availability of governmental financial and regulatory relief to businesses; our infectious disease control and prevention efforts; the duration and severity of the economic downturn in response to the Pandemic; consumer confidence and the demand for our communities and services.

Senior Living Development. For the past few years prior to the Pandemic, increased access to capital and continued low interest rates appear to have encouraged increased senior living development, particularly in areas where existing senior living communities have historically experienced high occupancy. This has resulted in a significant increase in new senior living community inventory entering the market in recent years, increasing competitive pressures on us, particularly in certain of our geographic markets. Although new development had been slowing prior to the onset of the Pandemic, and the impact of the Pandemic may further impact new development, we expect that new inventory will enter the market in the near term due to the increased development of senior living communities in the past several years. That increase will continue to have a competitive effect on our business for at least the next few years; these challenges may be intensified as a result of the Pandemic and the associated economic downturn.

Labor Market. As noted above, in connection with the Pandemic, we incurred increased labor costs as a result of increased overtime pay for team members, increased costs associated with team member engagement and retention programs, such as meals for certain of our team members and bonuses to team members at our senior living communities and rehabilitation and wellness clinics, and increased health insurance and workers' compensation costs. We also increased staffing needs, for which we have entered into temporary staffing agreements with staffing agencies to accommodate staffing shortages due to quarantine protocols of our current staff that may have contracted or been potentially exposed to COVID-19.

Transaction Agreement with DHC

On April 1, 2019, we entered into the Transaction Agreement with DHC to restructure our business arrangements with DHC, pursuant to which, effective as of January 1, 2020:

•our five then existing master leases with DHC as well as our then existing management and pooling agreements with DHC were terminated and replaced with new management agreements for all those senior living communities, together with a related omnibus agreement, or collectively, the New Management Agreements;

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

As part of our Strategic Plan, we have agreed to amend our management arrangements with DHC. For more information on the expected impact of the Strategic Plan on our management arrangements, and regarding our management agreements and other transactions, with DHC, see Notes 1, 11 and 16 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Credit Facility

We have a $65.0 million secured revolving credit facility with a syndicate of lenders that is available for us to use for general business purposes, of which $14.9 million was available for borrowing as of March 31, 2021.

For more information regarding our credit facility and our irrevocable standby letters of credit, see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our Revenues

Our revenues are derived from the services we provide to residents at our senior living communities and to older adults through our rehabilitation and wellness services clinics, and these revenues are our primary source of cash to fund our operating expenses, including capital expenditures at the senior living communities we own or lease and principal and interest payments on our debt.

At some of our senior living communities and our rehabilitation and wellness services clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation and wellness services. We derived approximately 4.3% and 3.6% of our consolidated revenues from these government-funded programs during the three months ended March 31, 2021 and 2020, respectively. Revenues from Medicare programs totaled $11.5 million and $10.1 million during the three months ended March 31, 2021 and 2020. Revenues from Medicaid programs totaled $0.3 million and $0.6 million during the three months ended March 31, 2021 and 2020, respectively. Medicare and Medicaid revenues for skilled nursing, and rehabilitation and wellness services provide operating revenue at our rehabilitation clinics, and also at some of our senior living communities (principally our SNF's), we earn management fees based on these revenues.

In connection with the Strategic Plan, we intend to transition 108 senior living communities managed on behalf of DHC, with approximately 7,500 living units, that we currently manage for DHC to new operators. If and when these transitions are completed, our management agreements with DHC for those communities will terminate. In addition, we and DHC intend to close and reposition approximately 1,500 skilled nursing facility units, in 27 CCRCs that we will continue to manage for DHC. For the three months ended March 31, 2021, we recognized $5.3 million of management fees related to these senior living communities and units. In addition, in connection with the Strategic Plan, we intend to close 37 Ageility inpatient rehabilitation clinics. For the three months ended March 31, 2021, we recognized $5.4 million of revenue related to these clinics.

For more information regarding the terms and conditions of the Strategic Plan, please see Notes 1, 11 and 16 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Federal and state governments have taken a number of actions to respond to the Pandemic. Certain of these actions may increase our operational costs or reduce our revenue, while others are designed to alleviate the adverse operational and financial consequences related to the Pandemic on operators of long-term care and senior living communities like us. Federal actions in response to the Pandemic that may impact our operations and financial performance include, but are not limited to, the following:

•On March 11, 2021, the American Rescue Plan Act of 2021, or ARPA, was signed into law. In addition to broad-based public and private financial relief, ARPA included a number of measures intended to assist the health care industry, including funding to support COVID-19 research, testing, and vaccination efforts. In addition, ARPA provided $450 million to support SNFs in protecting against COVID-19; $200 million for the development and dissemination of COVID-19 prevention protocols in conjunction with quality improvement organizations; and $250 million to states and territories to deploy strike teams that can assist SNFs experiencing COVID-19 outbreaks. The ARPA temporarily

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

increased the Federal Medical Assistance Percentage specifically for the provision of home- and community -based services, or HCBS, which include home health care services and rehabilitative services, by ten points from April 1, 2021 through March 31, 2022, provided states maintain state spending levels as of April 1, 2021. ARPA further specified that states must use the enhanced funds to “implement, or supplement the implementation of, one or more activities to enhance, expand, or strengthen” Medicaid HCBS.

•The Federal government, in coordination with the states, has continued its COVID-19 vaccination efforts. According to the CDC’s COVID Data Tracker, as of April 29, 2021, approximately 82.1% of the U.S. population 65 years or older has received at least one dose of a COVID-19 vaccine, and 68.4% is fully vaccinated. As of April 29, 2021, more than 143 million people in the U.S., or 43.3% of the population, have received at least one dose of a COVID-19 vaccine, and over 99 million people, or 30.0% of the population, is fully vaccinated. Further, on April 6, 2021, President Biden directed all states to open up COVID-19 vaccinations to all U.S. residents 18 years and older by April 19, 2021.

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

In addition to the responses to the Pandemic discussed above, shifting policy priorities, the current and projected federal budget deficit, other federal spending priorities and challenging fiscal conditions in some states, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates, state Medicaid rates and federal payments to states for Medicaid programs.

For further information regarding federal actions in response to the Pandemic, government healthcare funding and regulation and their possible impact on us and our business, revenues and operations, see Note 15 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Reporting on Form 10-Q and the sections captioned “Business—Government Regulation and Reimbursement” in Part I, Item I and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues” in Part II, Item 7 of our Annual Report.

Results of Operations

We operate in two reportable segments: (1) senior living and (2) rehabilitation and wellness services. In the senior living segment, we manage for the account of others and operate for our own account, respectively, independent living communities, assisted living communities, CCRCs, SNFs and an active adult community that are subject to centralized oversight and provide housing and services to older adults. Included in the results of the assisted living communities and CCRCs are memory care living units specializing in the care of those with Alzheimer's. In the rehabilitation and wellness services reporting segment, we provide a comprehensive suite of rehabilitation and wellness services, including physical, occupational, speech and other specialized therapy services, in inpatient and outpatient clinics as well as home health and fitness services.

All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation, professional and general liability and certain automobile insurance programs.

As previously noted, pursuant to the Strategic Plan, we intend to, among other things, (i) amend our management arrangements with DHC to transition 108 senior living communities, with approximately 7,500 living units, that we currently manage for DHC to new operators, (ii) close and reposition 27 skilled nursing units, with approximately 1,500 living units, in CCRCs that we will continue to manage for DHC and (iii) close 37 Ageility inpatient rehabilitation clinics operating in certain transitioning communities. For the three months ended March 31, 2021, we recognized $5.3 million of management fees related to these senior living communities and units. For the three months ended March 31, 2021, we recognized rehabilitation and wellness services revenue of $5.4 million related to the Ageility inpatient rehabilitation clinics which will be closed. The information in the Key Statistical Data table below includes those communities, units and clinics in the results reported.

Key Statistical Data For the Three Months Ended March 31, 2021 and 2020:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables present a summary of our operations for the three months ended March 31, 2021 and 2020 (dollars in thousands, except RevPAR):

	Three Months Ended March 31,		Increase/(Decrease)
	2021	2020	Amount	Percent
REVENUES
Rehabilitation and wellness services	$19,553	$21,384	$(1,831)	(8.6)%
Senior living	17,057	20,997	(3,940)	(18.8)%
Management fees	13,850	17,051	(3,201)	(18.8)%
Total management and operating revenues	50,460	59,432	(8,972)	(15.1)%
Reimbursed community-level costs incurred on behalf of managed communities	213,160	232,016	(18,856)	(8.1)%
Other reimbursed expenses	5,480	5,997	(517)	(8.6)%
Total revenues	269,100	297,445	(28,345)	(9.5)%

Other operating income	7,793	—	7,793	n/m

OPERATING EXPENSES
Rehabilitation and wellness services expenses	16,210	17,501	(1,291)	(7.4)%
Senior living wages and benefits	12,013	9,800	2,213	22.6%
Other senior living operating expenses	6,266	3,938	2,328	59.1%
Community-level costs incurred on behalf of managed communities	213,160	232,016	(18,856)	(8.1)%
General and administrative	22,641	22,865	(224)	(1.0)%
Depreciation and amortization	2,940	2,701	239	8.8%
Total operating expenses	273,230	288,821	(15,591)	(5.4)%

Operating income	3,663	8,624	(4,961)	(57.5)%

Interest, dividend and other income	84	339	(255)	(75.2)%
Interest and other expense	(463)	(382)	(81)	21.2%
Unrealized gain (loss) on equity investments	135	(1,462)	1,597	(109.2)%
Realized gain (loss) on sale of debt and equity investments	96	(21)	117	n/m
Loss on termination of leases	—	(22,899)	22,899	(100.0)%
Income (loss) before income taxes	3,515	(15,801)	19,316	(122.2)%
Provision for income taxes	(200)	(1,408)	1,208	(85.8)%
Net income (loss)	$3,315	$(17,209)	$20,524	119.3%

Owned and leased communities:
Number of communities (end of period)	24	24	—	—%
Number of living units (end of period) (1)	2,302	2,312	(10)	(0.4)%
Spot occupancy at March 31,	68.2%	80.3%	(12.1)%	n/m
Average occupancy	68.3%	81.3%	(13.0)%	n/m
RevPAR (2)	$2,479	$2,930	$(451)	(15.4)%

Managed communities:
Number of communities (end of period)	228	244	(16)	(6.6)%
Number of living units (end of period) (1)	26,963	28,960	(1,997)	(6.9)%
Spot occupancy at March 31,	70.2%	81.5%	(11.3)%	n/m
Average occupancy	69.5%	82.6%	(13.1)%	n/m
RevPAR (2)	$3,213	$3,820	$(607)	(15.9)%

Rehabilitation and wellness services:
Number of inpatient clinics (end of period) (1)	37	41	(4)	(9.8)%
Number of outpatient clinics (end of period)	215	203	12	5.9%
Total clinics	252	244	8	3.3%
_______________________________________
n/m - not meaningful

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)    The summary of operations includes (i) 108 senior living communities managed on behalf of DHC, with approximately 7,500 living units, that are expected to be transitioned to new operators, (ii) approximately 1,500 skilled nursing facility units that are expected to be closed and repositioned in 27 CCRCs that we will continue to manage for DHC and (iii) 37 Ageility inpatient rehabilitation clinics operating in certain transitioning communities that are expected to be closed. In addition, the landlord of the four leased communities included in the 24 owned and leased senior living communities data above is currently marketing these properties for sale and it is unlikely that we will operate these four communities long-term.
(2)    RevPAR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of available units for the period, divided by the number of months in the period. Amounts for the three months ended March 31, 2021 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act.

Comparable Communities and Clinics

Comparable communities (senior living communities and rehabilitation and wellness services clinics that we have continually owned, continuously leased or continuously managed since January 1, 2020, excluding those communities, units and clinics to be transitioned or closed in 2021 per the Strategic Plan):

	Three Months Ended March 31,		Increase/(Decrease)
	2021(3)	2020(3)	Amount	Percent
REVENUES
Rehabilitation and wellness services	$12,813	$12,788	$25	0.2%
Senior living	17,057	20,330	(3,273)	(16.1)%
Management fees	8,580	9,629	(1,049)	(10.9)%
Other operating income	7,793	—	7,793	n/m

OPERATING EXPENSES
Rehabilitation and wellness services expenses	11,093	11,649	(556)	(4.8)%
Senior living wages and benefits	12,013	9,509	2,504	26.3%
Other senior living operating expenses	6,266	1,542	4,724	306.4%

Owned and leased communities:
Number of communities (end of period)	24	24	—	—%
Number of living units (end of period) (1)	2,302	2,312	(10)	(0.4)%
Spot occupancy at March 31,	68.2%	80.3%	(12.1)%	n/m
Average occupancy	68.3%	81.3%	(13.0)%	n/m
RevPAR (2)	$2,479	$2,930	(451)	(15.4)%

Managed communities:
Number of communities (end of period)	120	120	—	—%
Number of living units (end of period) (1)	17,906	17,932	(26)	(0.1)%
Spot occupancy at March 31,	73.2%	85.6%	(12.4)%	n/m
Average occupancy	72.7%	86.0%	(13.3)%	n/m
RevPAR (2)	$2,946	$3,471	(525)	(15.1)%

Rehabilitation and wellness services:
Number of inpatient clinics (end of period)	—	—	—	—%
Number of outpatient clinics (end of period)	184	184	—	—%
Total clinics	184	184	—	—%
_______________________________________
n/m - not meaningful
(1)    Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(2)    RevPAR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of available units for the period, divided by the number of months in the period. Amounts for the three months ended March 31, 2021 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act.
(3)    The three months ended March 31, 2021 and 2020 include data for 24 owned and leased senior living communities, 120 managed senior living communities and 184 rehabilitation clinics that we have continuously owned, continuously leased or continuously managed since January 1, 2020. Per the Strategic Plan the summary of operations for comparable communities and clinics excludes (i) 108 senior living communities managed on behalf of DHC, with approximately 7,500 living units, that are expected to be transitioned to new operators, (ii) approximately 1,500 skilled nursing facility units, that are expected to be closed and repositioned in 27 CCRCs that we will continue to manage for DHC and (iii) 37 Ageility inpatient rehabilitation clinics operating in certain transitioning communities, that are expected to be closed. In addition, the landlord of the four leased communities included in the 24 owned and leased senior living communities data above is currently marketing these properties for sale and it is unlikely that we will operate these four communities long-term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020

The following is a discussion of our operating results for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Rehabilitation and wellness services. The decrease in rehabilitation and wellness services revenues is primarily due to a significant reduction of inpatient clinic visits as a result of the Pandemic, partially offset by the growth of our business, including realizing the full quarter impact of 17 net new outpatient rehabilitation clinics opened during the year ended December 31, 2020, as well as opening 8 net new outpatient rehabilitation clinics during the three months ended March 31, 2021. There was a slight increase in rehabilitation and wellness services revenues at our comparable clinics.

Senior living revenues. The decrease in senior living revenues and the decrease in senior living revenues at our comparable communities are primarily due to the decline in average occupancy from 81.3% to 68.3% caused by the Pandemic as move-out rates exceeded move-in rates, resulting from the decline in demand due to the increased scrutiny of COVID-19 spread amongst residents and staff within senior living communities and marketplace reluctance to relocate to other senior living communities during the Pandemic.

Management fees. The decrease in management fees is due to declines in gross revenues at the senior living communities we manage, primarily caused by the impact of the Pandemic, which resulted in a decline in average occupancy in our managed communities from 82.6% to 69.5% as well as due to $1.1 million of management fees recognized for the three months ended March 31, 2020 related to 9 senior living communities sold and 7 senior living communities closed by DHC in 2020 that we previously managed, partially offset by an increase in construction management fees we earn on construction projects we manage. The decrease in management fees at our comparable senior living communities was primarily due to the decline in gross revenues at the senior living communities we manage caused by Pandemic related declines in average occupancy in the 2021 period, partially offset by an increase in construction management fees we earn on construction projects we manage.

Reimbursed community-level costs incurred on behalf of managed communities. The decrease in reimbursed community-level costs incurred on behalf of managed communities was primarily due to the 9 senior living communities sold and 7 senior living communities closed in 2020. Additionally, there was an overall reduction in community-level costs incurred at the senior living communities we continue to manage, as other operating expenses such as travel and entertainment, professional service fees and other costs that were impacted by continued occupancy declines due to the Pandemic, including wages, dietary costs and repairs and maintenance, which offset increases in costs related to our enhanced infectious disease and prevention protocols related to the Pandemic.

Other reimbursed expenses. Other reimbursed expenses represent reimbursements that arise from certain centralized services we provide pursuant to the New Management Agreements. The decrease in other reimbursed expenses was due to a reduction in the centralized services provided as a result of reduced headcount support, to meet the needs as a result of continued occupancy declines at our managed communities.

Other operating income. Other operating income represents funds received and recognized under the Provider Relief Fund of the CARES Act General Fund Distribution.

Rehabilitation and wellness services expenses. The decrease in rehabilitation and wellness services expenses is primarily due to a reduction of labor costs due to reduced visits at our inpatient clinics as a result of the Pandemic, partially offset by growth of our business, including realizing the full quarter impact of 17 net new outpatient rehabilitation clinics opened during the year ended December 31, 2020 as well as opening 8 net new outpatient rehabilitation clinics during the three months ended March 31, 2021. The decrease in rehabilitation and wellness services expenses at our comparable communities was due to a reduction of labor costs due to reduced visits as a result of the Pandemic.

Senior living wages and benefits. The increase in senior living wages and benefits is primarily due to increased medical insurance and workers compensation costs related to the Pandemic. The increase in senior living wages and benefits at our comparable communities is primarily due to increased medical insurance costs related to the Pandemic.

Other senior living operating expenses. Other senior living operating expenses are comprised of utilities, housekeeping, dietary, repairs and maintenance, insurance and other community-level costs. The increase in other senior living operating expenses is primarily due to increased self-insurance obligations and increased costs related to COVID-19 testing supplies, disposable food supplies, infectious disease prevention cleaning, sanitation and labor as a result of the Pandemic. The increase in other senior living operating expenses at our comparable communities is primarily due to costs associated with our

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

self-insurance obligations as well as increases in costs related to COVID-19 testing supplies, disposable food supplies, infectious disease prevention cleaning, sanitation and labor as a result of Pandemic.

General and administrative. The decrease in general and administrative expenses was not meaningful.

Depreciation and amortization. The increase in depreciation and amortization is primarily due to amortization expense incurred on our equipment finance lease, which was entered into during the fourth quarter of 2020.

Interest, dividend and other income. The decrease in interest, dividend and other income is primarily due to decreased amounts of interest earned on our cash and cash equivalents due to declines in interest rates during 2021.

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

Loss on termination of leases. Loss on termination of leases in the first quarter of 2020 represents the excess of the fair value of the Share Issuances of $97.9 million compared to the consideration of $75.0 million paid by DHC.

Provision for income taxes. For the three months ended March 31, 2021 and 2020, we recognized a provision for income taxes of $0.2 million and $1.4 million, respectively. The provision for income taxes for the three months ended March 31, 2021 is related to state income taxes. The provision for income taxes for the three months ended March 31, 2020 is related to federal income taxes, partially offset by a federal AMT credit refund benefit and a federal benefit related to lease termination expense, plus state income taxes, including a state valuation allowance.

Liquidity and Capital Resources

We require cash to fund our operating expenses, to make capital expenditures and to service our debt obligations. As of March 31, 2021, we had $109.5 million of unrestricted cash and cash equivalents. As of March 31, 2021, our restricted cash and cash equivalents included $21.6 million of bank term deposits in our captive insurance company.

As of March 31, 2021 and December 31, 2020, we had current assets of $270.9 million and $262.3 million, respectively, and current liabilities of $179.1 million and $177.9 million, respectively.

On January 1, 2020, in connection with the Transaction Agreement, we issued 10,268,158 of our common shares to DHC and an aggregate of 16,118,849 of our common shares to DHC’s shareholders of record as of December 13, 2019. DHC provided to us $75.0 million by assuming certain of our working capital liabilities and through cash payments as consideration for the Share Issuances.

The following table presents selected data on our continuing operations from our condensed consolidated statements of cash flows for the periods presented (dollars in thousands):

	Three Months Ended March 31,
Net cash provided by (used in)	2021	2020	$ Change	% Change
Operating Activities	$26,826	$5,467	$21,359	390.7%
Investing Activities	(1,929)	577	(2,506)	(434.3)%
Financing Activities	(103)	(654)	551	(84.3)%
Increase in cash and cash equivalents and restricted cash and cash equivalents	24,794	5,390	19,404	360.0%
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	109,597	56,979	52,618	92.3%
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$134,391	$62,369	$72,022	115.5%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Activities

The increase in cash flows provided by operating activities for the three months ended March 31, 2021 compared to the same period in 2020 is primarily due to an increase in net income for the period, which included $7.8 million received and recognized under the CARES Act as other operating income, and reduction of amounts due from related person of $25.5 million, partially offset by reduction in change in accounts receivable of $23.5 million.

Investing Activities

The increase in cash flows used in investing activities for the three months ended March 31, 2021, compared to the same period in 2020 is primarily due to a decrease in proceeds from the sale of property and equipment to DHC of $2.7 million.

Financing Activities

The decrease in net cash used in financing activities for the three months ended March 31, 2021, compared to the same period in 2020 is primarily due to $0.6 million in fees paid in 2020 period in connection with the Share Issuances.

Capital Expenditures

During the three months ended March 31, 2021, we invested $2.0 million in our 24 owned and leased senior living communities and rehabilitation and wellness services clinics. During the three months ended March 31, 2020, we invested $1.8 million in our 24 owned and leased senior living communities and rehabilitation and wellness services clinics. DHC funds the capital expenditures at the senior living communities we manage for the account of DHC pursuant to the New Management Agreements.

Pandemic Liquidity Impact

Our liquidity and capital funding requirements depend on numerous factors, including our operating results, our capital expenditures to the extent not funded by DHC pursuant to the New Management Agreements, general economic conditions and the cost of capital. Shortfalls in cash flows from operating results or other principal sources of liquidity may have an adverse impact on our ability to execute our strategy or to maintain appropriate capital spending levels. We believe we have adequate financial resources from our existing cash flows from operations, together with unrestricted cash on hand and amounts available under our credit facility (which we notified the lender that we intended to exercise our option to extend the maturity to June 2022), to support our business for at least the next twelve months.

We are closely monitoring the effect of the Pandemic on our liquidity. We currently expect to use cash on hand and cash flows from operations as well as our revolving credit facility to fund our future operations and capital expenditures, to the extent not funded or reimbursed by DHC pursuant to the New Management Agreements, and fixed debt obligations, as well as investments in diversifying our service offerings to diversify our revenue streams. DHC funds the operating and capital expenses for the senior living communities we manage for DHC. We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities, but we cannot be certain that we will be able to successfully carry out this intention, particularly because of the uncertainty surrounding the duration and severity of the current economic impact resulting from the Pandemic. A long, protracted and extensive economic recession or adverse market conditions in the senior living industry may cause a decline in financing availability and increased costs for financings.

Insurance

Increases over time in the cost of insurance, especially professional and general liability insurance, workers’ compensation and employee health insurance, have had an adverse impact upon our results of operations. We self-insure a large portion of these costs. We also self-insure for auto insurance. Our costs have increased as a result of the higher costs that we incur to settle claims and to purchase insurance for claims in excess of the self-insured amounts, some of which related to the senior living communities we manage on behalf of DHC and are reimbursed to us by DHC pursuant to the New Management Agreements. Further, our health insurance and workers compensation costs have increased as a result of the Pandemic. These increased costs may continue in the future. We also have purchased property insurance coverage under DHC's policy with unrelated third party insurance providers. On April 4, 2021, one of the communities that we lease had a fire which has caused extensive damage and the residents of the community to be relocated. The Company has insurance on this community with a deductible of $1 million, which is expected to be incurred related to this community.

For more information about our existing insurance see “Business—Insurance” in Part I, Item I of our Annual Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Debt Financings and Covenants

We have a $65.0 million secured revolving credit facility, or our Credit Facility, that is available for general business purposes. Our Credit Facility currently matures in June 2021, however on March 16, 2021, we exercised our option to extend the Credit Facility for one-year, until June 12, 2022, subject to payment of the extension fee and satisfaction of other conditions. We are required to pay interest on borrowings under our Credit Facility at a rate of LIBOR plus a premium of 250 basis points per annum; or at a base rate, as defined in the credit agreement, plus 150 basis points per annum. The annual interest rate options as of March 31, 2021 were 2.61% and 4.75%, respectively. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused portion of the available capacity under our Credit Facility. No principal repayment is due until maturity.

Our Credit Facility is secured by 11 senior living communities with a combined 1,236 living units owned by certain of our subsidiaries that guarantee our obligations under our Credit Facility. Our Credit Facility is also secured by these senior living communities' accounts receivable and related collateral. The amount of available borrowings under our Credit Facility is subject to our having qualified collateral, which is primarily based on the value and operating performance of the communities securing our obligations under our Credit Facility. Our Credit Facility provides for acceleration of payment of all amounts outstanding under our Credit Facility upon the occurrence and continuation of certain events of default, including a change of control of us, as defined in our credit agreement. Our credit agreement contains financial and other covenants, including those that restrict our ability to pay dividends or make other distributions to our shareholders in certain circumstances.

At March 31, 2021, we had seven irrevocable standby letters of credit outstanding, totaling $29.3 million. One of these letters of credit in the amount of $26.9 million, which secures our workers' compensation insurance program, is collateralized by approximately $21.6 million of cash equivalents and $7.7 million of debt and equity investments. This letter of credit expires in June 2021 and is automatically extended for one-year terms unless notice of nonrenewal is provided prior to the end of the applicable term. As of May 5, 2021, we have not received a notice of nonrenewal. We expect that our worker's compensation insurance program will require an increase in the amount of this letter of credit in June 2021. At March 31, 2021, the cash equivalents collateralizing this letter of credit are classified as short-term restricted cash and cash equivalents in our condensed consolidated balance sheets, and the debt and equity investments collateralizing this letter of credit are classified as short-term restricted debt and equity investments in our condensed consolidated balance sheets. The remaining six irrevocable standby letters of credit outstanding at March 31, 2021, totaling $2.4 million, which are issued under the credit facility, secure certain of our other obligations. As of May 5, 2021, these letters of credit are scheduled to mature between June 2021 and September 2021 and are required to be renewed annually.

We also have a mortgage note as of March 31, 2021, that we assumed in connection with a previous acquisition of a senior living community. Payments of principal and interest are due monthly under this mortgage debt until maturity in September 2032. The annual interest rate on this mortgage debt was 6.20% as of March 31, 2021.

As of March 31, 2021, we had no borrowings outstanding under our Credit Facility and $2.4 million in letters of credit issued under our Credit Facility, and $14.9 million available for borrowing under our Credit Facility, and $7.1 million outstanding on the mortgage note. As of March 31, 2021, we believe we were in compliance with all applicable covenants under our debt agreements.

For more information regarding our debt financings and covenants, see Note 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Related Person Transactions

We have relationships and historical and continuing transactions with DHC, RMR LLC, ABP Trust and others related to them. For further information about these and other such relationships and related person transactions, see Notes 11, 12 and 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders and our other filings with the SEC. In addition, see the section captioned "Risk Factors" in our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:

•The duration, severity and geographic reach of the Pandemic, and its impact on our and DHC's business, results, operations and liquidity, and the impact of the Pandemic on the senior living industry in general,

•The development, availability, effectiveness and impact of COVID-19 vaccines and therapeutic treatments on public health and safety, economic conditions, the senior living industry and our business,

•Our expectations regarding pent-up demand, impacts of information technology and our competitive advantages in the senior living industry,

•Our ability to attract and retain qualified and skilled employees, particularly at our senior living communities,

•Our ability to operate our senior living communities profitably,

•Our ability to grow revenues at the senior living communities we manage and to increase the fees we earn from managing senior living communities,

•Our expectation to focus our expansion activities on internal growth from our existing senior living communities and the clinics we operate and other ancillary services we may provide,

•Our ability to increase the number of senior living communities we operate, excluding the loss of the communities pursuant to the Transition, and residents we serve, and to grow our other sources of revenues, including rehabilitation and wellness services and other services we may provide,

•Whether the aging U.S. population and increasing life spans of older adults will increase the demand for senior living communities and health and wellness centers,

•Our expectations of the types of services seniors will demand and our ability to satisfy those demands,

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

•Our expectations that we will be able to pass through to our residents and clients costs we may incur from the impact of climate change,

•Our ability to sell communities we may offer for sale,

•Our ability to access or raise debt or equity capital,

•The steps expected to be taken in connection with our Strategic Plan and the timing, costs, savings and benefits related to such steps, and

•Our expectations for the operation and performance of the business following implementation of our Strategic Plan.

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

•Acts of terrorism, outbreaks of so-called pandemics or other human-made or natural disasters beyond our control, and

•The effects of the implementation of our Strategic Plan on our business and operations.

For example:

•Challenging conditions in the senior living industry continue to exist and our business and operations remain subject to substantial risks, many of which are beyond our control. As a result, our operations may not be profitable in the future and we may realize losses,

•We may not successfully execute our strategic growth and cost rationalization initiatives,

•Our ability to operate senior living communities or rehabilitation and wellness services clinics profitably and increase the revenues generated by us depends upon many factors, including our ability to integrate new communities and clinics into our existing operations, as well as some factors that are beyond our control, such as the demand for our services arising from economic conditions generally and competition from other providers of services to older adults. We may not be able to successfully integrate, operate, compete and profitably manage our senior living communities and rehabilitation and wellness services clinics,

•We expect to enter into additional management arrangements with DHC for additional senior living communities that DHC owns or may acquire in the future. However, we cannot be sure that we will enter any additional management arrangements with DHC,

•Our belief that the aging of the U.S. population and increasing life spans of older adults will increase demand for senior living communities and services may not be realized or may not result in increased demand for our services,

•Our investments in our workforce and continued focus on reducing team member turnover by enhancing our competitiveness in the marketplace with respect to cash compensation and other benefits, as well as our innovative efforts to attract talent, may not be successful and may not result in the benefits we expect to achieve through such investments,

•We may not be able to implement each aspect of our Strategic Plan by the end of 2021 or at all, for example:

◦We and DHC may not be able to identify and agree to terms with new operators or otherwise transition the 108 senior living communities that we currently manage for DHC to new operators, or the timing of such transitions may be delayed or may change,

◦We may not be able to close and reposition the 27 skilled nursing units in our CCRCs that we will continue to manage for DHC, or the timing of such closures and repositions may be delayed or may change,

•The costs of implementing the Strategic Plan may be more than we expect,

•We may not realize the benefits we anticipate from the Strategic Plan,

•We may not be able to achieve our objectives following implementation of the Strategic Plan, including partially offsetting the revenue loss from the senior living communities we intend to transition with expense reductions to right-size operations, on the anticipated timeline, or at all,

•Although our Board of Directors and DHC’s Board of Trustees, including our Independent Directors and DHC’s Independent Trustees, have agreed in principal to the terms of the changes to the management arrangements described in this Quarterly Report on Form 10-Q, definitive documentation related to these changes has not been entered into; therefore, the timing and terms of the management agreements may be delayed or may change,

•Our marketing initiatives may not succeed in increasing our occupancy and revenues, and they may cost more than any increased revenues they may generate,

•Our strategic investments to enhance efficiencies in, and benefits from, our purchasing of services may not be successful or generate the returns we expect,

•Circumstances that adversely affect the ability of older adults or their families to pay for our services, such as economic downturns, weakening housing market conditions, higher levels of unemployment among our customers or their family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics generally could affect the revenues and profitability of our business,

•Customers who pay for our services with their private resources may become unable to afford our services, resulting in decreased revenues at our senior living communities and rehabilitation and wellness services clinics and other ancillary services we provide,

•The various federal and state government agencies that pay us for the services we provide to some of our customers are still experiencing budgetary constraints and may lower the Medicare, Medicaid and other rates they pay us. On December 27, 2020, Medicare payments related to outpatient therapy were reduced by 3.5% as a result of the Consolidated Appropriations Act,

•Our efforts to mitigate the continued effects of the Pandemic may not be sufficient,
•We expect that the Pandemic will continue to adversely affect our business, operating results and financial condition, due to continual deterioration of occupancy at our senior living communities, staffing pressures and potential medical and food supply shortages as well as increased COVID-19 testing costs that may have an adverse effect on the operating costs of our senior living communities,

•We believe that our insurance costs may continue to rise as a result of claims or litigation associated with the Pandemic, coupled with general market conditions prior to the Pandemic,

•We may be unable to repay or refinance our debt obligations when they become due,
•At March 31, 2021, we had $109.5 million of unrestricted cash and cash equivalents. As of March 31, 2021, we had no borrowings under our Credit Facility, letters of credit issued under the Credit Facility in an aggregate amount of $2.4 million and $14.9 million available for borrowing under our Credit Facility. In addition, we believe that we have adequate financial resources to fund our business for at least the next 12 months. However, we have incurred in prior periods and may continue to incur in future periods operating losses and we have a large accumulated deficit. Moreover, certain aspects of our operations and future growth opportunities that we may pursue in our business may require significant amounts of working cash and require us to make significant capital expenditures. Further, the impact of the Pandemic and resulting economic conditions has adversely impacted us and will likely continue to do so. As a result, we may not have sufficient cash liquidity,
•Actual costs under our credit facility will be higher than LIBOR plus a premium because of other fees and expenses associated with our Credit Facility,
•The amount of available borrowings under our Credit Facility is subject to our having qualified collateral, which is primarily based on the value of the assets securing our obligations under our Credit Facility. Accordingly, the available borrowings under our Credit Facility at any time may be less than $65.0 million. Also, the availability of borrowings under our Credit Facility is subject to our satisfying certain financial covenants and other conditions that we may be unable to satisfy,
•We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not be able to successfully carry out this intention. Further, market disruptions, such as may be caused and continued by the Pandemic and the current economic conditions, may significantly limit our access to capital,

•Our actions and approach to managing our insurance costs, including our operating an offshore captive insurance company and self-insuring with respect to certain liability matters, may not be successful and could result in our incurring significant costs and liabilities that we will be responsible for funding,

•We may be unable to meet collateral requirements related to our workers’ compensation insurance program for future policy years, which may result in increased costs for such insurance program,

•We believe that our relationships with our related parties, including DHC, RMR LLC, ABP Trust and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and

•Our senior living communities and rehabilitation and wellness services clinics are subject to extensive government regulation, licensure and oversight. We sometimes have regulatory issues in the operation of our senior living communities and rehabilitation and wellness services clinics and, as a result, some of our communities may periodically be prohibited from admitting new residents, or our license to continue operations at a community or clinic may be suspended or revoked. Also, operating deficiencies or a license revocation at one or more of our senior living communities or rehabilitation and wellness services clinics may have an adverse impact on our ability to operate, obtain licenses for, or attract residents or clients to, our other communities and clinics.

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

Item 1A. Risk Factors

Our business faces many risks, a number of which are described under the caption “Risk Factors” in our Annual Report, as supplemented by the risk factors described below. The risks described in our Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report, and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

We intend to pursue the Strategic Plan, but we may be unable to implement it in a timely manner or at all, and it may not result in the benefits we expect.

On April 9, 2021, we announced the Strategic Plan to reposition our senior living management business to focus on larger independent living, assisted living and memory care communities as well as stand-alone independent living and active adult communities. Pursuant to the Strategic Plan, we intend to, among other things, (i) amend our management arrangements with DHC to transition 108 senior living communities that we currently manage for DHC to new operators, (ii) close and reposition 27 skilled nursing units in the CCRCs that we will continue to manage for DHC, (iii) close 37 Ageility inpatient rehabilitation clinics in certain transitioning communities and (iv) eliminate certain positions in our corporate, regional and divisional teams as well as impacted units and clinics.

Our Board of Directors and DHC’s Board of Trustees, including our Independent Directors and DHC's Independent Trustees, have agreed in principal to certain changes to the New Management Agreements necessary to implement the Strategic Plan. However, definitive documentation related to these changes has not been entered into; therefore, the timing and terms of these changes may be delayed or may change. We also may not be able to transition management to other operators or to reposition or close skilled nursing units before the year end 2021, as anticipated, or at all.

We believe the Strategic Plan will enable us to build on our operational strengths at larger senior living communities and stand-alone independent living and active adult communities while continuing to evolve our choice-based, financially flexible rehabilitation and wellness services. However, our business remains subject to various risks, including, among others, the highly competitive nature of the senior living industry; medical advances and health and wellness services that allow some potential residents to defer the time when they require the services available at our senior living communities; significant regulatory requirements imposed on our business; and other factors. Many of these factors are beyond our control. In addition, the costs of implementing the Strategic Plan may be greater than we expect and we may be unable to offset such costs, as well as the revenue loss from the communities we intend to transition, through expense reductions to right-size operations. As a result, we may not achieve the benefits we expect, even if we implement the Strategic Plan.

In connection with the Strategic Plan, we intend to eliminate positions in our corporate, regional and divisional teams and impacted units and clinics, which may have an adverse impact on our business and financial results.

In connection with the Strategic Plan, we intend to eliminate approximately 150, or 38.5% of the positions in our corporate, regional and divisional teams and approximately 1,180, or 8.3%, of the positions in our communities and clinics. This reduction in force may result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, which could adversely affect our operations and increase the risk that we may not comply with accounting, legal and regulatory requirements and may not be able to pursue certain business opportunities. Our management may also need to divert attention away from our strategic and operational activities to manage these organizational changes. In addition, we may not achieve anticipated benefits from the reduction in force, including the expected cost savings and operational efficiencies.

The substantial majority of the senior living communities that we operate are owned by DHC and our business is substantially dependent on our relationship with DHC.

Our business is substantially dependent upon our continued relationship with DHC. Of the 252 senior living communities we currently operate, 228 are owned by DHC, and we manage all of those senior living communities pursuant to the New Management Agreements. In connection with the Strategic Plan, we intend to, among other things, amend the New Management Agreements to transition 108 senior living communities that we currently manage for DHC to new operators and close and reposition 27 skilled nursing units in the CCRCs that we will continue to manage for DHC. The transition of management of 108 senior living communities that we currently manage for DHC to other operators as well as the closing and repositioning of the skilled nursing units will result in lower operating revenues and may have an adverse impact on our relationship with DHC, each of which could harm our financial condition and ability to achieve our long-term growth initiatives. In addition, the 108 senior living communities that we expect to transition to new operators, have 44 Ageility outpatient rehabilitation clinics, which due to the transfer to a new operator may be subject to closure.

DHC may terminate the New Management Agreements in certain circumstances, including if the EBITDA we generate at our managed senior living communities does not exceed target levels or for our uncured material breach. The loss of the New Management Agreements with DHC, or a material change to their terms, could have a material adverse effect on our business, financial condition or results of operations. We expect to enter into amended management arrangements with DHC in connection with the Strategic Plan; however, we cannot be sure that we will enter into the these amendments, or that we will realize the benefits we expect from these amendments if we do enter into them.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2021:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2021	10	$8.15	—	$—
Total	10	$8.15	—	$—
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

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	File Number	Filing Date	Filed Herewith
3.1	Composite Copy of Articles of Amendment and Restatement, dated December 5, 2001, as amended to date. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)	10-Q	3.1	001-16817	11/6/2019
3.2	Amended and Restated Bylaws of the Company, adopted March 3, 2017. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)	10-K	3.6	001-16817	3/3/2017
4.1	Form of Common Stock Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)	10-Q	4.1	001-16817	11/6/2019
4.2	Consent, Standstill, Registration Rights and Lock-Up Agreement, dated October 2, 2016, among the Company, ABP Trust, ABP Acquisition LLC, Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 2016.)	8-K	10.1	001-16817	10/6/2016
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)	10-Q	31.1			X

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	File Number	Filing Date	Filed Herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)	10-Q	31.2			X
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)	10-Q	32.1			X
99.1	Second Amendment to Lease, dated as of February 24, 2021, between ABP Borrower Inc. (as successor to 400 Centre Street LLC) and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2020).	10-K	99.4	001-16817	2/25/2021
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE STAR SENIOR LIVING INC.

/s/ Katherine E. Potter
Katherine E. Potter
President and Chief Executive Officer
(Principal Executive Officer)
Dated: May 5, 2021

/s/ Jeffrey C. Leer
Jeffrey C. Leer
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Dated: May 5, 2021