Form 10-Q
period 2021-06-30
FIVE STAR SENIOR LIVING INC.
filed 2021-08-04
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
or
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

Number of registrant’s shares of common stock, $0.01 par value, outstanding as of August 2, 2021: 31,759,454.

FIVE STAR SENIOR LIVING INC.
FORM 10-Q
June 30, 2021

References in this Quarterly Report on Form 10-Q to the Company, Five Star, we, us or our include Five Star Senior Living Inc. and its consolidated subsidiaries, unless otherwise expressly stated or the context indicates otherwise.

This Quarterly Report on Form 10-Q includes our trademarks, such as “Five Star Senior Living”, “Bridge to Rediscovery”, "Ageility Physical Therapy Solutions” and "Ageility" which are our property and are protected under applicable intellectual property laws. Solely for convenience, these trademarks referred to in this Quarterly Report on Form 10-Q may appear without the TM symbol, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks.

PART I. Financial Information
Item 1. Financial Statements
Five Star Senior Living Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$99,270	$84,351
Restricted cash and cash equivalents	23,707	23,877
Accounts receivable, net of allowance of $3,496 and $3,149, respectively	9,036	9,104
Due from related person	80,369	96,357
Debt and equity investments, of which $8,614 and $11,125 are restricted, respectively	19,444	19,961
Prepaid expenses and other current assets	20,716	28,658
Total current assets	252,542	262,308

Property and equipment, net	157,636	159,251
Operating lease right-of-use assets	26,277	18,030
Finance lease right-of-use assets	3,929	4,493
Restricted cash and cash equivalents	1,234	1,369
Restricted debt and equity investments	3,945	4,788
Equity investment of an investee, net	11	11
Other long-term assets	6,103	3,956
Total assets	$451,677	$454,206

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,833	$23,454
Accrued expenses and other current liabilities	32,231	41,843
Accrued compensation and benefits	80,720	70,543
Accrued self-insurance obligations	30,921	31,355
Operating lease liabilities	2,201	2,567
Finance lease liabilities	840	808
Due to related persons	4,637	6,585
Mortgage note payable	401	388
Security deposits and current portion of continuing care contracts	318	365
Total current liabilities	174,102	177,908

Long-term liabilities:
Accrued self-insurance obligations	39,286	37,420
Operating lease liabilities	25,832	17,104
Finance lease liabilities	3,494	3,921
Mortgage note payable	6,579	6,783
Other long-term liabilities	410	538
Total long-term liabilities	75,601	65,766

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01: 75,000,000 shares authorized, 31,761,128 and 31,679,207 shares issued and outstanding, respectively	318	317
Additional paid-in-capital	460,737	460,038
Accumulated deficit	(260,129)	(251,139)
Accumulated other comprehensive income	1,048	1,316
Total shareholders’ equity	201,974	210,532
Total liabilities and shareholders' equity	$451,677	$454,206
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Five Star Senior Living Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES
Rehabilitation and wellness services	$17,453	$19,268	$37,006	$40,652
Senior living	16,378	19,590	33,435	40,587
Management fees	12,927	15,705	26,777	32,756
Total management and operating revenues	46,758	54,563	97,218	113,995
Reimbursed community-level costs incurred on behalf of managed communities	195,271	224,104	408,431	456,120
Other reimbursed expenses	16,592	6,417	22,072	12,414
Total revenues	258,621	285,084	527,721	582,529

Other operating income	2	1,499	7,795	1,499

OPERATING EXPENSES
Rehabilitation and wellness services expenses	15,668	16,144	31,878	33,645
Senior living wages and benefits	9,896	9,705	21,909	19,505
Other senior living operating expenses	8,968	9,016	15,234	12,954
Community-level costs incurred on behalf of managed communities	195,271	224,104	408,431	456,120
General and administrative	22,748	23,392	45,139	45,162
Restructuring expenses	15,389	175	15,639	1,270
Depreciation and amortization	2,989	2,703	5,929	5,404
Total operating expenses	270,929	285,239	544,159	574,060

Operating (loss) income	(12,306)	1,344	(8,643)	9,968

Interest, dividend and other income	76	182	160	521
Interest and other expense	(409)	(409)	(872)	(791)
Unrealized gain (loss) on equity investments	398	867	533	(595)
Realized gain on sale of debt and equity investments	97	116	193	95
Loss on termination of leases	—	—	—	(22,899)
Income (loss) before income taxes	(12,144)	2,100	(8,629)	(13,701)
(Provision) benefit for income taxes	(158)	902	(358)	(506)
Net (loss) income	$(12,302)	$3,002	$(8,987)	$(14,207)

Weighted average shares outstanding—basic	31,552	31,460	31,541	31,454
Weighted average shares outstanding—diluted	31,552	31,582	31,541	31,454

Net (loss) income per share—basic	$(0.39)	$0.10	$(0.28)	$(0.45)
Net (loss) income per share—diluted	$(0.39)	$0.10	$(0.28)	$(0.45)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Five Star Senior Living Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(12,302)	$3,002	$(8,987)	$(14,207)
Other comprehensive income (loss):
Unrealized gain (loss) on debt investments, net of tax of $0	44	303	(250)	730
Realized gain on debt investments reclassified and included in net income (loss), net of tax of $0	(18)	(3)	(18)	(13)
Other comprehensive income (loss)	26	300	(268)	717
Comprehensive (loss) income	$(12,276)	$3,302	$(9,255)	$(13,490)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Five Star Senior Living Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Three and Six Months Ended June 30, 2021
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at January 1, 2021	31,679,207	$317	$460,038	$(251,139)	$1,316	$210,532
Comprehensive income (loss):
Net income	—	—	—	3,315	—	3,315
Unrealized loss on debt investments, net of tax	—	—	—	—	(294)	(294)
Total comprehensive income (loss)	—	—	—	3,315	(294)	3,021
Grants under share award plan and share-based compensation	—	—	76	—	—	76
Repurchases and forfeitures under share award plan	(2,778)	—	(1)	—	—	(1)
Balance at March 31, 2021	31,676,429	317	460,113	(247,824)	1,022	213,628
Comprehensive income (loss):
Net loss	—	—	—	(12,302)	—	(12,302)
Unrealized loss on debt investments, net of tax	—	—	—	—	44	44
Realized gain on debt investments reclassified and included in net loss, net of tax	—	—	—	—	(18)	(18)
Total comprehensive income (loss)	—	—	—	(12,302)	26	(12,276)
Grants under share award plan and share-based compensation	87,500	1	637	—	—	638
Repurchases and forfeitures under share award plan	(2,801)	—	(13)	(3)	—	(16)
Balance at June 30, 2021	31,761,128	$318	$460,737	$(260,129)	$1,048	$201,974

Five Star Senior Living Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Three and Six Months Ended June 30, 2020
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at January 1, 2020	5,154,892	$52	$362,450	$(245,184)	$2,663	$119,981
Comprehensive income (loss):
Net loss	—	—	—	(17,209)	—	(17,209)
Unrealized gain on debt investments, net of tax	—	—	—	—	427	427
Realized gain on debt investments reclassified and included in net loss, net of tax	—	—	—	—	(10)	(10)
Total comprehensive income (loss)	—	—	—	(17,209)	417	(16,792)
Cumulative effect adjustment to beginning accumulated deficit and accumulated other comprehensive income in connection with a reclassification of equity investments previously classified as debt investments	—	—	—	1,694	(1,694)	—
Issuance of common shares	26,387,007	264	97,076	—	—	97,340
Grants under share award plan and share-based compensation	4,000	—	81	—	—	81
Repurchases and forfeitures under share award plan	(3,564)	—	(1)	—	—	(1)
Balance at March 31, 2020	31,542,335	316	459,606	(260,699)	1,386	200,609
Comprehensive income (loss):
Net income	—	—	—	3,002	—	3,002
Unrealized gain on debt investments, net of tax	—	—	—	—	303	303
Realized gain on debt investments reclassified and included in net loss, net of tax	—	—	—	—	(3)	(3)
Total comprehensive income	—	—	—	3,002	300	3,302
Grants under share award plan and share-based compensation	35,000	—	199	—	—	199
Repurchases and forfeitures under share award plan	(2,836)	—	(4)	—	—	(4)
Balance at June 30, 2020	31,574,499	$316	$459,801	$(257,697)	$1,686	$204,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Five Star Senior Living Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(8,987)	$(14,207)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,929	5,404
Unrealized (gain) loss on equity investments	(533)	595
Realized gain on sale of debt and equity investments	(193)	(95)
Loss on termination of leases	—	22,899
Long-lived asset impairment	890	—
Share-based compensation	700	275
Provision for losses on accounts receivables	760	1,208
Other non-cash expense (income) adjustments, net	321	126
Changes in assets and liabilities:
Accounts receivable	(692)	23,595
Due from related person	15,988	(39,920)
Prepaid expenses and other current assets	5,505	(8,739)
Accounts payable	(1,621)	(14,873)
Accrued expenses and other current liabilities	(9,804)	41,239
Accrued compensation and benefits	10,177	12,658
Due to related persons	(1,948)	(1,655)
Other current and long term liabilities	1,388	11,648
Net cash provided by operating activities	17,880	40,158

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,466)	(3,121)
Purchases of debt and equity investments	(231)	(5,092)
Proceeds from sale of property and equipment	—	2,725
Distributions in excess of earnings from Affiliates Insurance Company	—	287
Proceeds from sale of debt and equity investments	2,035	4,851
Net cash used in investing activities	(2,662)	(350)

CASH FLOW FROM FINANCING ACTIVITIES:
Costs related to issuance of common stock	—	(559)
Repayments of mortgage notes payable	(204)	(190)
Repayments of finance lease principal	(397)	—
Targeted SNF distribution funds received on behalf of others	—	4,715
Payment of employee tax obligations on withheld shares	(3)	—
Net cash (used in) provided by financing activities	(604)	3,966

Increase in cash and cash equivalents and restricted cash and cash equivalents	14,614	43,774
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	109,597	56,979
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$124,211	$100,753

Reconciliation of cash and cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$99,270	$76,114
Current restricted cash and cash equivalents	23,707	23,858
Other restricted cash and cash equivalents	1,234	781
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$124,211	$100,753

Supplemental cash flow information:
Interest paid	$403	$243
Income taxes paid (refunded), net	364	(93)
Operating lease payments	1,948	1,909
Financing lease payments	570	—

Non-cash investing and financing activities:
Liabilities assumed related to issuance of our common stock	$—	$51,547
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

As of June 30, 2021, we managed or operated 252 senior living communities located in 31 states with 27,733 living units, including 243 primarily independent and assisted living communities with 26,778 living units, which include ten continuing care retirement communities, or CCRCs, with 1,547 living units, and nine primarily skilled nursing facilities, or SNFs, with 955 living units. As of June 30, 2021, we managed 228 of these senior living communities (25,482 living units), we owned and operated 20 of these senior living communities (2,099 living units) and we leased and operated four of these senior living communities (152 living units). Our 252 senior living communities, as of June 30, 2021, included 10,979 independent living apartments, 15,270 assisted living suites (which includes 3,247 of our Bridge to Rediscovery memory care units) and 1,484 SNF units. The foregoing numbers exclude living units categorized as out of service.

Our rehabilitation and wellness services segment, which is primarily comprised of Five Star Rehabilitation and Wellness Services doing business as Ageility Physical Therapy Solutions, or Ageility, provides a comprehensive suite of rehabilitation, personal fitness, and wellness services at our senior living communities as well as at outpatient clinics located at unaffiliated senior living communities. As of June 30, 2021, we operated ten inpatient rehabilitation and wellness services clinics in senior living communities owned by Diversified Healthcare Trust, or DHC, which are managed by us. As of June 30, 2021, we operated 218 outpatient rehabilitation and wellness services clinics, of which 151 were located at our managed and owned senior living communities and 67 were located within senior living communities not owned or leased by us or managed on behalf of DHC.

Strategic Plan. On April 9, 2021, we announced a new strategic plan, or the Strategic Plan, including to:

•Reposition our senior living management service offering to focus on larger independent living, assisted living and memory care communities, as well as stand-alone independent living and active adult communities; and exit skilled nursing;

•Evolve through an enhanced scalable shared service center to support operations and growth, the development of and delivery of differentiated, customer focused resident experiences, as well as through home health and concierge offerings. We are expanding our Ageility service line by introducing innovative fitness and personal training offerings to complement outpatient therapy, and home health services, including strength training, orthopedic rehabilitation, fall prevention, cognitive or memory enhancement, aquatic therapy, and general personal fitness and wellness programs; and

•Diversify with a focus on revenue diversification opportunities, including growing Ageility rehabilitation services and expanding ancillary services to provide choice based, financially flexible resident experience and reach customers outside of our senior living communities.

During the three months ended June 30, 2021, we made the following progress with respect to implementation of the Strategic Plan:

•We amended our management arrangements with DHC on June 9, 2021, see Note 11 for additional information on the amendments to the management arrangements with DHC,

•Closed as of June 30, 2021, 1,473 of the approximately 1,500 SNF living units planned for closure in 26 of the 27 CCRCs, and is in the process of repositioning these SNF living units,

•Closed as of June 30, 2021, 27 of the planned 37 Ageility inpatient rehabilitation clinics.

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
•In July 2021, DHC entered into agreements to transition the management of 76 of the 108 transitioning senior living communities, with approximately 5,200 living units, to new operators in 2021.

In connection with the repositioning of our senior living management services, we expect to incur restructuring expenses of up to $20,500, approximately $15,000 of which we expect DHC will reimburse. These expenses are expected to include up to $7,500 of retention bonus payments, up to $10,200 of severance, benefits and transition expenses, and up to $2,800 of transaction expenses, of which we expect DHC to reimburse approximately $5,900, $7,500 and $1,600, respectively. We recognized restructuring expenses of $15,389 and $15,639 related to the Strategic Plan for the three and six months ended June 30, 2021, respectively, which was partially offset by $11,531 of other reimbursed expenses related to the amounts to be reimbursed by DHC for both the three and six months ended June 30, 2021. See Note 16 for summary of restructuring expenses and the corresponding liability.

See Notes 11, 16 and 17 for more information on the Strategic Plan, the amendments to our management arrangements and our business arrangements with DHC.

See Note 17 for summary of further progress made on the repositioning of our senior living management services during July 2021.

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

There have been no changes to our significant accounting policies disclosed in our Annual Report, except for the additional disclosure noted below. See summary of significant accounting policies in our Annual Report.

Accounting for Costs Associated with Exit or Disposal Activities. A liability for costs associated with exit or disposal activities other than in a business combination, is recognized when the liability is incurred. The liability, recognized under ASC 420, Exit or Disposal Cost Obligations and ASC 712, Compensation — Nonretirement Postemployment - special termination benefits, is measured at fair value, with adjustments for changes in estimated cash flows recognized in earnings. During the three months ended June 30, 2021 costs were incurred related to the Strategic Plan. See Note 16 for summary of restructuring expenses and the corresponding liability.

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

3. Revenue and Other Operating Income

The following tables present revenue from contracts by segment with customers disaggregated by type of payer, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors:

	Three Months Ended June 30, 2021
	Senior Living		Rehabilitation and Wellness Services (3)	Total
Private payer	$16,116		$255	$16,371
Medicare and Medicaid programs	262		9,811	10,073
Other third-party payer programs	—		7,387	7,387
Management fees	12,927	(1) (2)	—	12,927
Reimbursed community-level costs incurred on behalf of managed communities	195,271	(1) (2)	—	195,271
Other reimbursed expenses	16,592	(1) (4)	—	16,592
Total revenues	$241,168		$17,453	$258,621
_______________________________________
(1)    Represents separate revenue streams earned from DHC; see Note 4 for discussion of Segment Information.
(2)    (i) We intend to transition 108 senior living communities managed on behalf of DHC with approximately 7,500 living units to new operators in 2021 and (ii) we closed 1,473 SNF units in 26 CCRCs in the three months ended June 30, 2021 and are in the process of repositioning them and expect to close and reposition an additional 59 SNF units in one CCRC during the remainder of 2021 that we will continue to manage for DHC. The management fees we recognized related to these communities and units for the three months ended June 30, 2021 was $4,378. See Notes 1, 11, 16 and 17 for more information.
(3)    27 Ageility inpatient rehabilitation clinics were closed in the three months ended June 30, 2021 and we expect to close an additional ten Ageility inpatient rehabilitation clinics during the remainder of 2021. Revenue related to these clinics for the three months ended June 30, 2021 was $2,630. See Notes 1, 16 and 17 for more information.
(4)    Includes $11,531 of restructuring expenses to be reimbursed by DHC for the three months ended June 30, 2021.

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30, 2020
	Senior Living		Rehabilitation and Wellness Services	Total
Private payer	$19,293		$1,214	$20,507
Medicare and Medicaid programs	297		9,564	9,861
Other third-party payer programs	—		8,490	8,490
Management fees	15,705	(1)	—	15,705
Reimbursed community-level costs incurred on behalf of managed communities	224,104	(1)	—	224,104
Other reimbursed expenses	6,417	(1)	—	6,417
Total revenues	$265,816		$19,268	$285,084
_______________________________________
(1)    Represents separate revenue streams earned from DHC.

	Six Months Ended June 30, 2021
	Senior Living		Rehabilitation and Wellness Services(3)	Total
Private payer	$32,903		$512	$33,415
Medicare and Medicaid programs	532		21,360	21,892
Other third-party payer programs	—		15,134	15,134
Management fees	26,777	(1) (2)	—	26,777
Reimbursed community-level costs incurred on behalf of managed communities	408,431	(1) (2)	—	408,431
Other reimbursed expenses	22,072	(1) (4)	—	22,072
Total revenues	$490,715		$37,006	$527,721
_______________________________________
(1)    Represents separate revenue streams earned from DHC; see Note 4 for discussion of Segment Information.
(2)    (i) We intend to transition 108 senior living communities managed on behalf of DHC with approximately 7,500 living units to new operators in 2021 and (ii) we closed 1,473 SNF units in 26 CCRCs in the six months ended June 30, 2021 and are in the process of repositioning them and expect to close and reposition an additional 59 SNF units in one CCRC during the remainder of 2021 that we will continue to manage for DHC. The management fees we recognized related to these communities and units for the six months ended June 30, 2021 was $9,619. See Notes 1, 11, 16 and 17 for more information.
(3)    27 Ageility inpatient rehabilitation clinics were closed in the six months ended June 30, 2021 and we expect to close an additional ten Ageility inpatient rehabilitation clinics during the remainder of 2021. Revenue related to these clinics for the six months ended June 30, 2021 was $8,071. See Notes 1, 16 and 17 for more information.
(4)    Includes $11,531 of restructuring expenses to be reimbursed by DHC for the six months ended June 30, 2021.

	Six Months Ended June 30, 2020
	Senior Living		Rehabilitation and Wellness Services	Total
Private payer	$39,574		$2,111	$41,685
Medicare and Medicaid programs	1,013		19,134	20,147
Other third-party payer programs	—		19,407	19,407
Management fees	32,756	(1)	—	32,756
Reimbursed community-level costs incurred on behalf of managed communities	456,120	(1)	—	456,120
Other reimbursed expenses	12,414	(1)	—	12,414
Total revenues	$541,877		$40,652	$582,529
_______________________________________
(1)    Represents separate revenue streams earned from DHC.

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
Other operating income. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law. Under the CARES Act, the U.S. Department of Health and Human Services, or HHS, established the Provider Relief Fund. The Provider Relief Fund was further supplemented on December 27, 2020 by the Consolidated Appropriations Act, 2021. Retention and use of the funds received under the CARES Act are subject to certain terms and conditions, including certain reporting requirements. Other operating income includes income recognized for funds we have received pursuant to the Provider Relief Fund of the CARES Act for which we have determined that we were in compliance with the terms and conditions of the Provider Relief Fund of the CARES Act. We recognize other operating income in our condensed consolidated statements of operations to the extent we estimate we have COVID-19 incurred losses or related costs for which provisions of the CARES Act is intended to compensate. The amount of income we recognize for these estimated losses and costs is limited to the amount of funds we received during the period in which the estimated losses and costs were recognized or incurred or, if funds were received subsequently, the period in which the funds were received. We recognized other operating income of $2 and $1,499 for the three months ended June 30, 2021 and 2020, respectively, and $7,795 and $1,499 for the six months ended June 30, 2021 and 2020, respectively. See Note 15 for more information.

4. Segment Information

We do not allocate assets to operating segments and, therefore, no asset information is provided for reportable segments. Certain of our general and administrative expenses incurred at our corporate office are deemed centralized services and allocated amongst operating segments. Centralized services are largely determined by job function and allocated by percentage of total revenue. Results of operations and selected financial information by reportable segment and the reconciliation to the condensed consolidated financial statements are as follows:

	Three Months Ended June 30, 2021
	Senior Living (1)	Rehabilitation and Wellness Services (2)	Corporate and Other (3)	Total
Revenues	$241,168	$17,453	$—	$258,621
Other operating income	2	—	—	2
Operating expenses	232,370	17,517	21,042	270,929
Operating income (loss)	8,800	(64)	(21,042)	(12,306)
Allocated corporate and other costs	(11,766)	(873)	12,639	—
Other (loss) income, net	(119)	—	281	162
Loss before income taxes	(3,085)	(937)	(8,122)	(12,144)
Provision for income taxes	—	—	(158)	(158)
Net loss	$(3,085)	$(937)	$(8,280)	$(12,302)
_______________________________________
(1)    (i) We intend to transition 108 senior living communities managed on behalf of DHC with approximately 7,500 living units to new operators in 2021 and (ii) we closed 1,473 SNF units in 26 CCRCs in the three months ended June 30, 2021 and are in the process of repositioning them and expect to close and reposition an additional 59 SNF units in one CCRC during the remainder of 2021 that we will continue to manage for DHC. See Notes 1, 11, 16 and 17 for more information. As more fully described in Note 16, the senior living segment recognized $11,531 of restructuring expenses related to the Strategic Plan and $11,531 of other reimbursed expenses in the three months ended June 30, 2021.
(2)    27 Ageility inpatient rehabilitation clinics were closed in the three months ended June 30, 2021 and we expect to close an additional ten Ageility inpatient rehabilitation clinics during the remainder of 2021. See Notes 1, 16 and 17 for more information. As more fully described in Note 16, the rehabilitation and wellness services segment recognized $1,720 of restructuring expenses related to the Strategic Plan in the three months ended June 30, 2021.
(3)    As more fully described in Note 16, Corporate and Other recognized $2,138 of restructuring expenses related to the Strategic Plan in the three months ended June 30, 2021.

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30, 2020
	Senior Living	Rehabilitation and Wellness Services	Corporate and Other	Total
Revenues	$265,816	$19,268	$—	$285,084
Other operating income	—	1,499	—	1,499
Operating expenses	250,719	16,259	18,261	285,239
Operating income (loss)	15,097	4,508	(18,261)	1,344
Allocated corporate and other costs	(14,173)	(972)	15,145	—
Other income (loss), net	(82)	—	838	756
Income (loss) before income taxes	842	3,536	(2,278)	2,100
Benefit for income taxes	—	—	902	902
Net income (loss)	$842	$3,536	$(1,376)	$3,002

	Six Months Ended June 30, 2021
	Senior Living (1)	Rehabilitation and Wellness Services (2)	Corporate and Other (3)	Total
Revenues	$490,715	$37,006	$—	$527,721
Other operating income	7,776	19	—	7,795
Operating expenses	470,327	33,855	39,977	544,159
Operating income (loss)	28,164	3,170	(39,977)	(8,643)
Allocated corporate and other costs	(24,423)	(1,851)	26,274	—
Other (loss) income, net	(241)	—	255	14
Income (loss) before income taxes	3,500	1,319	(13,448)	(8,629)
Provision for income taxes	—	—	(358)	(358)
Net income (loss)	$3,500	$1,319	$(13,806)	$(8,987)
_______________________________________
(1)    (i) We intend to transition 108 senior living communities managed on behalf of DHC with approximately 7,500 living units to new operators in 2021 and (ii) we closed 1,473 SNF units in 26 CCRCs in the six months ended June 30, 2021 and are in the process of repositioning them and expect to close and reposition an additional 59 SNF units in one CCRC during the remainder of 2021 that we will continue to manage for DHC. See Notes 1, 11, 16 and 17 for more information. As more fully described in Note 16, the senior living segment recognized $11,531 of restructuring expenses related to the Strategic Plan and $11,531 of other reimbursed expenses in the six months ended June 30, 2021.
(2)    27 Ageility inpatient rehabilitation clinics were closed in the six months ended June 30, 2021 and we expect to close an additional ten Ageility inpatient rehabilitation clinics during the remainder of 2021. See Notes 1, 16 and 17 for more information. As more fully described in Note 16, the rehabilitation and wellness services segment recognized $1,720 of restructuring expenses related to the Strategic Plan in the six months ended June 30, 2021.
(3)    As more fully described in Note 16, Corporate and Other recognized $2,388 of restructuring expenses related to the Strategic Plan in the six months ended June 30, 2021.

	Six Months Ended June 30, 2020
	Senior Living	Rehabilitation and Wellness Services	Corporate and Other	Total
Revenues	$541,877	$40,652	$—	$582,529
Other operating income	—	1,499	—	1,499
Operating expenses	506,338	33,877	33,845	574,060
Operating income (loss)	35,539	8,274	(33,845)	9,968
Allocated corporate and other costs	(29,791)	(2,040)	31,831	—
Other income (loss), net	(41)	—	(23,628)	(23,669)
Income (loss) before income taxes	5,707	6,234	(25,642)	(13,701)
Benefit for income taxes	—	—	(506)	(506)
Net income (loss)	$5,707	$6,234	$(26,148)	$(14,207)

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
5. Property and Equipment, net

Property and equipment, net consist of the following:

	June 30, 2021	December 31, 2020
Land	$12,155	$12,155
Buildings, construction in process and improvements	204,212	202,679
Furniture, fixtures and equipment	62,955	60,713
Property and equipment, at cost	279,322	275,547
Less: accumulated depreciation	(121,686)	(116,296)
Property and equipment, net	$157,636	$159,251

On April 4, 2021, one of the communities that we lease from Healthpeak Properties Inc., or PEAK, had a fire, that caused extensive damage to the community. As a result, we recorded an impairment on certain furniture, fixtures and equipment and building improvements for the three and six months ended June 30, 2021 of $890 which is recorded in other senior living expenses in the statement of operations.

We recorded depreciation expense relating to our property and equipment of $2,699 and $2,703 for the three months ended June 30, 2021 and 2020, respectively, and $5,390 and $5,404 for the six months ended June 30, 2021 and 2020, respectively.

6. Accumulated Other Comprehensive Income

The following tables detail the changes in accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021
	Equity Investment of an Investee	Investments	Accumulated Other Comprehensive Income
Balance at January 1, 2021	$(175)	$1,491	$1,316
Unrealized loss on debt investments, net of tax	—	(250)	(250)
Realized gain on debt investments reclassified and included in net loss, net of tax	—	(18)	(18)
Balance at June 30, 2021	$(175)	$1,223	$1,048

	Six Months Ended June 30, 2020
	Equity Investment of an Investee	Investments	Accumulated Other Comprehensive Income
Balance at January 1, 2020	$(175)	$2,838	$2,663
Cumulative effect adjustment to beginning accumulated deficit and accumulated other comprehensive income in connection with a reclassification of equity investments previously classified as debt investments	—	(1,694)	(1,694)
Unrealized gain on debt investments, net of tax	—	730	730
Realized gain on debt investments reclassified and included in net income, net of tax	—	(13)	(13)
Balance at June 30, 2020	$(175)	$1,861	$1,686

Accumulated other comprehensive income represents the unrealized gains and losses of our debt investments, net of tax, and our share of other comprehensive income (loss) relating to our former investment in Affiliates Insurance Company which dissolved on February 13, 2020. The cost of debt investments sold and for which realized gains and losses are reclassified and included in net income are determined on a specific identification basis.

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

7. Income Taxes

We recognized a provision for income taxes of $158 and $358 for the three and six months ended June 30, 2021, respectively. We recognized a benefit for income taxes of $902 and a provision for income taxes of $506 for the three and six months ended June 30, 2020, respectively. The provision for income taxes for the three and six months ended June 30, 2021 is related to state income taxes. The benefit for income taxes for the three months ended June 30, 2020 is related to a decrease to the annual projections for federal and state income taxes. The provision for income taxes for the six months ended June 30, 2020 is related to federal income taxes, partially offset by a federal alternative minimum tax, or AMT, credit refund benefit and a federal benefit related to lease termination expense, plus state income taxes, including state valuation allowance. See Note 15 for more information regarding the impact of certain provisions of the CARES Act relating to income and other taxes.

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

8. Net (Loss) Income Per Share

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of outstanding common shares outstanding during the period. When applicable, net (loss) income per share—diluted reflects the more dilutive earnings per share using the weighted average number of our common shares calculated using the two-class method, or the treasury stock method.

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted net (loss) income per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average shares outstanding—basic	31,552	31,460	31,541	31,454
Effect of dilutive securities: unvested share awards	—	122	—	—
Weighted average shares outstanding—diluted (1)	31,552	31,582	31,541	31,454
_______________________________________
(1)    For the three months ended June 30, 2021, 150 of our unvested common shares were not included in the calculation of net loss per share—diluted because to do so would have been anti-dilutive. For the six months ended June 30, 2021 and 2020, 141 and 123, respectively, of our unvested common shares were not included in the calculation of the net loss per share—diluted because to do so would have been antidilutive.

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
9. Fair Values of Assets and Liabilities

Recurring Fair Value Measures

The tables below present certain of our assets measured at fair value at June 30, 2021 and December 31, 2020, categorized by the level of input used in the valuation of each asset.

	As of June 30, 2021
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$26,593	$26,593	$—	$—
Investments:
Equity investments (2)
High yield fund (3)	3,226	—	3,226	—
International bond fund (4)	2,808	—	2,808	—
Financial services industry	1,401	1,401	—	—
Healthcare	536	536	—	—
Technology	861	861	—	—
Other	4,003	4,003	—	—
Total equity investments	12,835	6,801	6,034	—
Debt investments (5)
Industrial bonds	530	—	530	—
Technology bonds	1,267	—	1,267	—
Government bonds	5,823	5,823	—	—
Energy bonds	477	—	477	—
Financial bonds	1,335	—	1,335	—
Other	1,122	—	1,122	—
Total debt investments	10,554	5,823	4,731	—
Total investments	23,389	12,624	10,765	—
Total	$49,982	$39,217	$10,765	$—

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
_______________________________________
(1)    Cash equivalents consist of short-term, highly liquid investments and money market funds held primarily for obligations arising from our self-insurance programs. Cash equivalents are reported in our condensed consolidated balance sheets as cash and cash equivalents and current and long-term restricted cash and cash equivalents. Cash equivalents include $22,536 and $22,837 of balances that were restricted at June 30, 2021 and December 31, 2020, respectively. In addition to the cash equivalents of $26,593 and $26,291 at June 30, 2021 and December 31, 2020, respectively, reflected above, there were cash balances of $95,213 and $80,897 and restricted cash balances of $2,405 and $2,409 at June 30, 2021 and December 31, 2020, respectively.
(2)    The fair value of our equity investments is readily determinable. During the six months ended June 30, 2021 and 2020, we received gross proceeds of $741 and $2,888, respectively, in connection with the sales of equity investments and recorded gross realized gains totaling $175 and $296, respectively, and gross realized losses totaling $0 and $214, respectively.
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
(5)    As of June 30, 2021, our debt investments, which are classified as available for sale, had a fair value of $10,554 with an amortized cost of $10,066; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $488, net of unrealized losses of $18. As of December 31, 2020, our debt investments had a fair value of $12,310 with an amortized cost of $11,554; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $756, net of unrealized losses of $4. Debt investments include $6,922 and $8,395 of balances that were restricted as of June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, three debt investments we held, with a fair value of $512, had been in a loss position for less than 12 months and we did not hold any debt investments with a fair value in a loss position for greater than 12 months. We do not believe these investments are impaired primarily because they have not been in a loss position for an extended period of time, the financial conditions of the issuers of these investments remain strong with solid fundamentals as of June 30, 2021, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery, and other factors that support our conclusion that the loss is temporary. During the six months ended June 30, 2021 and 2020, we received gross proceeds of $1,294 and $1,963, respectively, in connection with the sales of debt investments and recorded gross realized gains totaling $18 and $13, respectively. There were no gross realized losses for the six months ended June 30, 2021 and 2020, respectively. We record gains and losses on the sales of these investments using the specific identification method.

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
The amortized cost basis and fair value of available for sale debt securities at June 30, 2021, by contractual maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$1,270	$1,292
Due after one year through five years	4,671	4,896
Due after five years through ten years	4,125	4,366
Total	$10,066	$10,554

Our financial assets (which include cash equivalents and investments) have been valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. During the six months ended June 30, 2021, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value.

The carrying value of accounts receivable and accounts payable approximates fair value as of June 30, 2021 and December 31, 2020. The carrying value and fair value of our mortgage notes payable were $6,980 and $7,901, respectively, as of June 30, 2021 and $7,171 and $8,177, respectively, as of December 31, 2020, and are categorized in Level 3 of the fair value hierarchy. We estimate the fair value of our mortgage note payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.

Non-Recurring Fair Value Measures

We review the carrying value of our long-lived assets, including our right-of-use assets, property and equipment and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable.

10. Indebtedness

Our $65,000 secured revolving credit facility, or Credit Facility, is governed by a credit agreement with a syndicate of lenders. The maturity date of our Credit Facility is June 12, 2022, which reflects our exercise in June 2021 of our option to extend the term of the Credit Facility.

Our Credit Facility is available for general business purposes, including acquisitions, and provides for the issuance of letters of credit. We are required to pay interest at a rate of LIBOR plus a premium of 250 basis points per annum, or at a base rate, as defined in our Credit Agreement, plus 150 basis points per annum, on borrowings under our Credit Facility; the effective annual interest rate options, as of June 30, 2021, were 2.60% and 4.75%, respectively. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused portion of the available capacity under our Credit Facility. As of June 30, 2021 and 2020, we had no borrowings outstanding under our Credit Facility. As of June 30, 2021, we had letters of credit issued under the Credit Facility in an aggregate amount of $792 and we had $46,476 available for borrowings under our Credit Facility. We incurred aggregate interest expense related to our Credit Facility of $205 and $275 for the three months ended June 30, 2021 and 2020, respectively, and $458 and $539 for the six months ended June 30, 2021 and 2020, respectively.

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

At June 30, 2021, we had six irrevocable standby letters of credit outstanding, totaling $27,642. One of these letters of credit in the amount of $26,850, which secures our workers' compensation insurance program, is collateralized by approximately $21,476 of cash equivalents and $5,637 of debt and equity investments. This letter of credit expires in June 2022 and is automatically extended for one-year terms unless notice of nonrenewal is provided prior to the end of the applicable term.

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
At June 30, 2021, the cash equivalents collateralizing this letter of credit are classified as short-term restricted cash and cash equivalents in our condensed consolidated balance sheets, and the debt and equity investments collateralizing this letter of credit are classified as short-term restricted debt and equity investments in our condensed consolidated balance sheets. The remaining five irrevocable standby letters of credit outstanding at June 30, 2021, totaling $792, which are issued under the Credit Facility, secure certain of our other obligations. As of August 4, 2021, these letters of credit were scheduled to mature between September 2021 and June 2022 and are required to be renewed annually.

At June 30, 2021, one of our senior living communities was encumbered by a mortgage note. This mortgage note contains standard mortgage covenants. We recorded a discount in connection with the assumption of this mortgage note as part of our acquisition of the senior living community secured by this mortgage in order to record this mortgage note at its then estimated fair value. We amortize this discount as an increase in interest expense until the maturity of this mortgage note. This mortgage note requires payments of principal and interest monthly until maturity. The following table is a summary of this mortgage note as of June 30, 2021:

Balance as of June 30, 2021		Contractual Stated Interest Rate	Effective Interest Rate	Maturity Date	Monthly Payment	Lender
$7,195	(1)	6.20%	6.70%	September 2032	$72	Federal Home Loan Mortgage Corporation
_______________________________________
(1)    Contractual principal payments excluding unamortized discount $215.

We incurred interest expense, net of discount amortization, of $118 and $125 with respect to the mortgage note for the three months ended June 30, 2021 and 2020, respectively, and $240 and $253 for the six months ended June 30, 2021 and 2020, respectively.
We believe we were in compliance with all applicable covenants under our Credit Facility and mortgage note as of June 30, 2021.

11. Leases with DHC and Healthpeak Properties Inc. and Management Agreements with DHC

2020 Restructuring of our Business Arrangements with DHC. Effective as of January 1, 2020:

•our five then existing master leases with DHC as well as our then existing management and pooling agreements with DHC were terminated and replaced with new management agreements and a related omnibus agreement;
•we issued 10,268,158 of our common shares to DHC and an aggregate of 16,118,849 of our common shares to DHC’s shareholders of record as of December 13, 2019;
•as consideration for the share issuances, DHC provided to us $75,000 by assuming certain of our working capital liabilities and through cash payments; we recognized $22,899 in loss on termination of leases, representing the excess of the fair value of the share issuances of $97,899 compared to the consideration of $75,000 paid by DHC. As of March 31, 2020, DHC assumed $51,547 of our working capital liabilities. We received cash of $23,453 from DHC during the six months ended June 30, 2020; and
•pursuant to a guaranty agreement dated as of January 1, 2020, made by us in favor of DHC’s applicable subsidiaries, we have guaranteed the payment and performance of each of our applicable subsidiary’s obligations under our applicable management agreements with DHC.

We recognized transaction costs of $175 and $1,270 related to the 2020 restructuring of our business arrangements with DHC for the three and six months ended June 30, 2020, respectively.

2021 Amendments to our Management Arrangements with DHC. As part of the implementation of the Strategic Plan, on June 9, 2021, we amended our management arrangements with DHC. See Notes 1, 16 and 17 for additional information on the Strategic Plan. The principal changes to the management arrangements include:

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
•DHC's ability to terminate the management agreement was revised: (i) to not commence until 2025; (ii) the maximum amount of communities that may be terminated was reduced to 10% (from 20%) of the total managed portfolio by revenue per year; and (iii) achieving less than 80% (from 90%) of budgeted earnings before interest, taxes, and depreciation and amortization, or EBITDA, will be required to qualify as a “Non Performing Asset:” DHC will not be obligated to pay any termination fee to us if it exercises these termination rights;
•we will continue to manage 120 senior living communities for DHC;
•we will close and reposition the 27 skilled nursing units in CCRC communities that we will continue to manage with approximately 1,500 living units;
•the incentive fee that we may earn in any calendar year for the senior living communities that we will continue to manage for DHC will no longer be subject to a cap and that any senior living communities that are undergoing a major renovation or repositioning will be excluded from the calculation of the incentive fee and the incentive fee calculation will be reset pursuant to the terms of the management agreements as a result of expected capital projects DHC is planning in the next five years;
•The RMR Group LLC, or RMR LLC, assumed control of major community renovation or repositioning activities at the senior living communities that we will continue to manage for DHC; and
•the term of our existing management agreements with DHC was extended by two years to December 31, 2036.
We and DHC entered into an amended and restated master management agreement for the senior living communities that we will continue to manage for DHC and interim management agreements for the senior living communities that we and DHC agreed to transition to new operators. These agreements replaced our prior management and omnibus agreements with DHC. In addition, we delivered to DHC a related amended and restated guaranty agreement pursuant to which we will continue to guarantee the payment and performance of each of our applicable subsidiary's obligations under the applicable management agreements.

As of June 30, 2021, none of the 108 senior living communities had been transitioned to new operators. In July 2021, DHC entered into agreements to transition 76 senior living communities with approximately 5,200 living units to new operators in 2021. We expect that (1) the transition of management of the 108 senior living communities, (2) the closure and repositioning of the remaining 59 SNF units that we had not yet closed as of June 30, 2021 and the repositioning of 1,473 closed SNF units and (3) the closure of the remaining ten Ageility inpatient clinics will be completed before year end 2021. For the three and six months ended June 30, 2021, we recognized $4,378 and $9,619, respectively, of management fees related to the management of these communities and units.

See Note 17 for summary of progress made on the repositioning phase of the Strategic Plan in July 2021.

Senior Living Communities Leased from Healthpeak Properties, Inc. As of June 30, 2021, we leased four senior living communities under one lease with PEAK. This lease is a “triple net” lease, which requires that we pay all costs incurred in the operation of the communities, including the cost of insurance and real estate taxes, maintaining the communities, and indemnifying the landlord for any liability which may arise from the operations during the lease term. We recognized rent expense for this lease for actual rent paid plus or minus a straight-line adjustment for scheduled minimum rent increases, which were not material to our condensed consolidated financial statements. The right-of-use asset balance has been decreased for the amount of accrued lease payments, which amounts are not material to our condensed consolidated financial statements.

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

On April 4, 2021, one of the communities that we lease from PEAK had a fire that caused extensive damage and the community has been out of service since that date. On June 3, 2021, we entered into an operations transfer agreement to assist with the transfer of the remaining three communities that we lease from PEAK to new operators, subject to regulatory and other approvals. These three communities have 152 living units and had senior living revenues of $1,508 and $3,009 for the three and six months ended June 30, 2021, respectively and lease expense of $546 and $1,085 for the three and six months ended June 30, 2021, respectively.

Senior Living Communities Managed for the Account of DHC and its Related Entities. As of June 30, 2021 and 2020, we managed 228 and 241 senior living communities, respectively, for DHC. We earned management fees of $12,109 and $15,135 from the senior living communities we managed for the account of DHC for the three months ended June 30, 2021 and 2020, respectively, and $25,019 and $31,597 for the six months ended June 30, 2021 and 2020, respectively. In addition, we earned fees for our management of capital expenditure projects at the communities we managed for the account of DHC of $715 and $444 for the three months ended June 30, 2021 and 2020, respectively, and $1,549 and $906 for the six months ended June 30, 2021 and 2020, respectively. These amounts are included in management fee revenue in our condensed consolidated statements of operations.

We also provide ancillary services to residents at some of the senior living communities we manage for the account of DHC, such as rehabilitation and wellness services. At senior living communities we manage for the account of DHC where we provide rehabilitation and wellness services on an outpatient basis, the residents, third party payers or government programs pay us for those rehabilitation and wellness services. At senior living communities we manage for the account of DHC where we provide inpatient rehabilitation and wellness services, DHC generally pays us for these services and charges for such services are included in amounts charged to residents, third party payers or government programs. We earned revenues of $2,630 and $5,814 for the three months ended June 30, 2021 and 2020, respectively, and $8,071 and $13,871 for the six months ended June 30, 2021 and 2020, respectively, for rehabilitation and wellness services we provided at senior living communities we manage for the account of DHC and that are payable by DHC. These amounts are included in rehabilitation and wellness services in our condensed consolidated statements of operations.

We earned management fees of $103 and $126 for the three months ended June 30, 2021 and 2020, respectively, $209 and $253 for the six months ended June 30, 2021 and 2020, respectively, for management services at a part of a senior living community DHC subleases to an affiliate, which amounts are included in management fee revenues in our condensed consolidated statements of operations.

In 2020, DHC sold nine senior living communities that we previously managed. Upon completion of these sales, our management agreements with DHC with respect to those communities were terminated. In addition, in 2020, DHC also closed seven additional senior living communities and closed one building in one senior living community. While those closed communities and building are no longer being operated as senior living communities, we continue to manage the related back-office operations for the empty communities. For the three and six months ended June 30, 2020, we recognized $664 and $1,716 of management fees related to these communities. In the three months ended June 30, 2021, we closed 1,473 SNF units and are in the process of repositioning them. We will continue to manage the repositioned units for DHC. For the three months ended June 30, 2021 and 2020, we recognized $458 and $1,364 of management fee revenue related to these closed SNF units, respectively. For the six months ended June 30, 2021 and 2020, we recognized $1,759 and $3,069 of management fee revenue related to these closed SNF units, respectively.

Ageility Clinics Leased from DHC. We lease space from DHC at certain of the senior living communities that we manage for DHC. We use this leased space for outpatient rehabilitation and wellness services clinics. We recognized rent expense of $398 and $488 for the three months ended June 30, 2021 and 2020, respectively, and $795 and $782 for the six months ended June 30, 2021 and 2020, respectively, with respect to these leases.

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
12. Business Management Agreement with RMR LLC

RMR LLC, provides business management services to us pursuant to our business management and shared services agreement. We incurred aggregate fees and certain cost reimbursements payable to RMR LLC of $1,795 and $2,123 for the three months ended June 30, 2021 and 2020, respectively, and $3,599 and $4,474 for the six months ended June 30, 2021 and 2020, respectively. These amounts are included in general and administrative expenses in our condensed consolidated statements of operations.

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

DHC. DHC is currently our largest shareholder, owning, as of June 30, 2021, 10,691,658 of our common shares, or 33.7% of our outstanding common shares. We manage for the account of DHC a substantial majority of the senior living communities we operate. Adam Portnoy is chair of the board of trustees and a managing trustee of DHC. Jennifer Clark is a former managing trustee and the secretary of DHC. Included in accrued expenses and other current liabilities on our condensed consolidated balance sheets at June 30, 2021 and December 31, 2020 are $19,570 and $30,090, respectively, of expenses we incurred in connection with the senior living communities we manage for DHC. DHC will reimburse us those amounts, and we have included those amounts in due from related person. See Note 11 for more information regarding our relationships, agreements and transactions with DHC and certain parties related to it and us.

RMR LLC. We have an agreement with RMR LLC for RMR LLC to provide business management services to us. See Note 12 for more information regarding our relationship with RMR LLC.

ABP Trust. ABP Trust and its subsidiaries owned 1,972,783 of our common shares, representing 6.2% of our outstanding common shares, as of June 30, 2021.

We lease our headquarters from a subsidiary of ABP Trust. On February 24, 2021, we and the ABP Trust subsidiary renewed the lease through December 31, 2031. The annual lease payment will range from $1,026 to $1,395 over the period of the lease. The lease also provides us with an improvements allowance from ABP Trust not to exceed $2,667. Our rent expense for our headquarters, including utilities and real estate taxes that we pay as additional rent, was $559 and $424 for the three months ended June 30, 2021 and 2020, respectively, and $1,036 and $859 for the six months ended June 30, 2021 and 2020, which is included in general and administrative expenses. As a result of renewing this lease, we increased each of our right-of-use asset and lease liability noted below on our condensed consolidated balance sheets by $9,746 to reflect the terms of the amendment. We recognized a right-of-use asset and lease liability, which amounts were $9,872 and $496 for the lease liability and $9,708 and $452 for the right-of-use asset as of June 30, 2021 and December 31, 2020, respectively, with respect to our headquarters lease, using an incremental borrowing rate of 3.9%. The right-of-use asset has been reduced by the amount of accrued lease payments, which amounts are not material to our condensed consolidated financial statements.

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

We were defendants in two lawsuits filed by former employees in California. The first lawsuit, Lefevre v. Five Star Quality Care, Inc. was filed in San Bernardino County Superior Court in May 2015 and the second lawsuit, Mandviwala v. Five Star Quality Care, Inc. d/b/a Five Star Quality Care - CA, Inc. and FVE Managers, Inc., our wholly owned subsidiary, was filed in Orange County Superior Court in July 2015. The claims asserted against us in the similar, though not identical, complaints included: (i) failure to pay all wages due, (ii) failure to pay overtime, (iii) failure to provide meal and rest breaks, (iv) failure to provide itemized, printed wage statements, (v) failure to keep accurate payroll records and (vi) failure to reimburse business expenses. Both plaintiffs asserted causes of action on behalf of themselves and on behalf of other similarly situated employees, including causes of action pursuant to the California Labor Code Private Attorney General Act, or PAGA.

On July 10, 2020, the parties in Lefevre v. Five Star Quality Care, Inc., agreed, without admitting fault, to settle Ms. Lefevre's individual and PAGA claims. The settlement was approved by the court and final judgement on the settlement has been entered. The settlement amount was $3,062, of which $2,400 was allocated to us and $662 was allocated to DHC. The total settlement amount was paid on May 12, 2021. The settlement extinguished the Mandviwala v. Five Star Quality Care, Inc. d/b/a Five Star Quality Care - CA, Inc. and FVE Managers, Inc. lawsuit. We recognized our allocated amount for the settlement as an expense in our condensed consolidated statements of operations during the second quarter of 2020.

15. COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the disease caused by the novel coronavirus SARS-CoV-2, or COVID-19, a pandemic, or the Pandemic. The global spread of COVID-19 caused economic disruption worldwide, and although conditions have significantly improved in the United States since the low points experienced, significant uncertainty regarding the Pandemic's ultimate duration, severity and near and long term impacts remain. Governments in affected regions have implemented and may continue to implement, safety precautions, including quarantines, travel restrictions, business closures and other public safety measures. On March 13, 2020, the President of the United States declared the Pandemic a national emergency, effective as of March 1, 2020, or the National Emergency. The National Emergency remains in effect. The Pandemic has significantly disrupted, and it and its aftermath will likely continue to disrupt, our business and the senior living industry as a whole. We cannot predict whether the relief provided by the CARES Act together with any additional funds under the other Provider Relief Fund or other programs that we may receive will be sufficient to offset the financial impact related to the decrease in average occupancy levels and increased PPE costs since the first quarter of 2020. caused by the Pandemic, but to date, they have not been and we expect they will not be.

During the Pandemic, we have experienced occupancy declines, increased labor costs and increased costs related to COVID-19 testing, medical and sanitation supplies and certain other costs. Additionally, we have purchased personal protective equipment, or PPE, to be used at our senior living communities and rehabilitation and wellness clinics. At June 30, 2021, $6,535 of PPE for future use was included in prepaid expenses and other current assets in our condensed consolidated balance sheets. PPE that is deployed to senior living communities that we manage on behalf of DHC is reimbursable to us by DHC. For the three and six months ended June 30, 2021, we deployed $2,205 and $3,057, respectively, of PPE to senior living communities that we manage on behalf of DHC.

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

On June 9, 2020, HHS announced additional distributions from the Provider Relief Fund, or Phase 2 General Distribution, including the Medicaid and Children's Health Insurance Program, or the Medicaid and CHIP Targeted Distribution. HHS stated that it would disburse a payment that, at a minimum, is equal to 2% of reported total revenue from patient care to eligible providers serving Medicaid and CHIP beneficiaries. Providers who had not yet received a disbursement from the Phase 1 General Distribution were eligible for the Medicaid and CHIP Targeted Distribution.

Information on future allocations of the Provider Relief Fund are not yet known, though the statute requires that no less than 85% of unobligated balances of the fund and funds recovered from providers after the enactment date be allocated based on financial losses and changes in operating expenses occurring in the third or fourth quarter of calendar year 2020. We recognized other operating income of $2 and $1,499 for the three months ended June 30, 2021 and 2020, respectively, and $7,795 and $1,499 for the six months ended June 30, 2021 and 2020, respectively, related to General Distribution Funds primarily for our senior living communities for which we believe we have met the required terms and conditions.

The CARES Act delays the payment of required federal tax deposits for certain payroll taxes, including the employer's share of Old-Age, Survivors, and Disability Insurance Tax, or Social Security, employment taxes, incurred between March 27, 2020 and December 31, 2020. Amounts will be considered timely paid if 50% of the deferred amount is paid by December 31, 2021, and the remainder by December 31, 2022. As of June 30, 2021 and December 31, 2020, we deferred $27,593 of employer payroll taxes, which are included in accrued compensation and benefits in our condensed consolidated balance sheets, of which $22,194 will be reimbursable to us by DHC pursuant to the management agreements and are included in due from related persons in our condensed consolidated balance sheets.

The Sequestration Transparency Act of 2012 subjected all Medicare fee-for-service payments to a 2% sequestration reduction, or the 2% Medicare Sequestration. The CARES Act temporarily suspended the 2% Medicare Sequestration for the period from May 1, 2020 to March 31, 2021 which benefited our rehabilitation and wellness services segment and the senior living communities we manage in the form of increased rates for services provided and the management fees we earn from these communities as a result. Increases in rates are recognized in revenue in the period services are provided. On April 14, 2021, President Biden signed into law legislation that further extended the temporary suspension of the 2% Medicare Sequestration until December 31, 2021.

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

16. Restructuring Expense

On April 9, 2021, we announced, as part of the Strategic Plan, the repositioning of the Company's senior living management business to focus on larger independent living, assisted living and memory care communities as well as stand-alone independent living and active adult communities. We expect these transition activities to be completed prior to December 31, 2021. See Notes 1, 11 and 17 for more information on the Strategic Plan and our business arrangements with DHC.

During the three months ended June 30, 2021, the following actions were taken pursuant to the repositioning phase of the Strategic Plan, we:

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

•Amended our management arrangements with DHC on June 9, 2021. See Note 11 for additional information regarding the amendments to the management arrangements with DHC,

•Closed 1,473 of the approximately 1,500 SNF living units planned for closure in 26 of the 27 CCRCs,

•Closed 27 of the planned 37 Ageility inpatient rehabilitation clinics,

•Recognized severance and retention costs of $14,544, and

•Incurred other costs in connection with the closure of communities and units of $845

A summary of the liabilities incurred combined with a reconciliation of the related components of the Strategic Plan restructuring expense recognized in the three and six months ended June 30, 2021, follows, first by cost component and then by segment, the expenses are aggregated and reported in the line item Restructuring expenses in our condensed consolidated statements of operations:

	Summary of Liabilities and Expenses as of and for the Three Months Ended June 30, 2021 (1)
Type of Expense:	Beginning Balance	Expenses Incurred	Payments	Ending Balance
Retention bonuses	$—	$5,605	$3,110	$2,495
Severance, benefits and transition expenses	—	8,939	5,445	3,494
Transaction expenses	250	845	357	738
Total	$250	$15,389	$8,912	$6,727

_______________________________________
(1)    No obligations related to the Strategic Plan were incurred in 2020. Accrued bonuses and other compensation are reported in the condensed consolidated balance sheet as part of Accrued compensation and benefits and accrued transaction expenses are reported as part of Accrued expenses and other current liabilities in the condensed consolidated balance sheet.

	Summary of Liabilities and Expenses as of and for the Three Months Ended June 30, 2021 (1)
By Segment:	Beginning Balance	Expenses Incurred	Payments	Ending Balance
Senior Living	$—	$11,531	$7,387	$4,144
Rehabilitation and Wellness Services	—	1,720	1,144	576
Corporate and Other	250	2,138	381	2,007
Total	$250	$15,389	$8,912	$6,727

_______________________________________
(1)    No obligations related to the Strategic Plan were incurred in 2020. Accrued bonuses and other compensation are reported in the condensed consolidated balance sheet as part of Accrued compensation and benefits and accrued transaction expenses are reported as part of Accrued expenses and other current liabilities in the condensed consolidated balance sheet.

In addition to the restructuring expenses recorded for the three months ended June 30, 2021, there were transaction expenses of $250 recorded in corporate and other in the three months ended March 31, 2021.

In connection with the implementation of the repositioning of other senior living management services, we expect to incur restructuring obligations, recognized under ASC 420, Exit or Disposal Cost Obligations and ASC 712, Compensation — Nonretirement Postemployment Benefits - special termination benefits, of up to $20,500, approximately $15,000 of which we expect DHC will reimburse. These expenses are expected to include up to $7,500 of retention bonus payments, up to $10,200 of severance, benefits and transition expenses, and up to $2,800 of transaction expenses, of which we expect DHC to reimburse approximately $5,900, $7,500 and $1,600, respectively.

For the three and six months ended June 30, 2021, we recorded expenses of $15,389 and $15,639, respectively, $11,531 of which we expect to be reimbursed by DHC which is recorded in other reimbursed expenses for both the three and six months ended June 30, 2021.

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
See Notes 1, 11 and 17 for more information on the Strategic Plan and our business arrangements with DHC.

17. Subsequent Events

In July 2021 we continued to make progress on the Strategic Plan as we transitioned 26 senior living communities (with approximately 1,500 living units) to new operators. In addition, DHC entered into agreements to transition the management of an additional 50 senior living communities (approximately 3,700 living units) to new operators.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report.

Strategic Plan. On April 9, 2021, we announced a new strategic plan, or the Strategic Plan, including to:

•Reposition our senior living management service offering to focus on larger independent living, assisted living and memory care communities, as well as stand-alone independent living and active adult communities; and exit skilled nursing;

•Evolve through an enhanced scalable shared service center to support operations and growth, and the development of delivery of differentiated, customer focused resident experiences, as well as through home health and concierge offerings. We are expanding our Ageility service line by introducing innovative fitness and personal training offerings to complement outpatient therapy, and home health services, including strength training, orthopedic rehabilitation, fall prevention, cognitive or memory enhancement, aquatic therapy, and general personal fitness and wellness programs; and

•Diversify with a focus on revenue diversification opportunities, including growing Ageility rehabilitation services and expanding ancillary services to provide choice based, financially flexible resident experience and to reach customers outside of our senior living communities.

During the three months ended June 30, 2021, we made the following progress with respect to implementation of the Strategic Plan:

•We amended our management arrangements with DHC on June 9, 2021, see Note 11 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the amendment to the management arrangements with DHC,

•Closed as of June 30, 2021, 1,473 of the approximately 1,500 SNF living units planned for closure in 26 of the 27 CCRCs and is in the process of repositioning these SNF living units.

•Closed as of June 30, 2021, 27 of the planned 37 Ageility inpatient rehabilitation clinics.

•In July 2021, DHC entered into agreements to transition the management of 76 of the 108 transitioning senior living communities (approximately 5,200 living unit) to new operators in 2021.

In connection with the repositioning of our senior living management services, we expect to incur restructuring expenses of up to $20.5 million, approximately $15.0 million of which we expect DHC will reimburse. These expenses are expected to include up to $7.5 million of retention bonus payments, up to $10.2 million of severance, benefits and transition expenses, and up to $2.8 million of transaction expenses, of which we expect DHC to reimburse approximately $5.9 million, $7.5 million and $1.6 million, respectively. See Note 16 to the Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information on the expected restructuring costs.

In the three and six months ended June 30, 2021, in connection with the implementation of the repositioning of our senior living management services, we incurred restructuring expenses of $15.4 million and $15.6 million, respectively; approximately $11.5 million of the obligations we have incurred through June 30, 2021, we expect DHC will reimburse. The obligations we incurred in the three months ended June 30, 2021 included $5.6 million of retention bonus payments, $8.9 million of severance, benefits and transition expenses and $0.8 million of transaction expenses.

We expect to complete the transitions and closures and repositioning contemplated by the Strategic Plan, or the Transition, by the end of 2021. See Notes 1, 11, 16 and 17 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the Strategic Plan.

Presented below is a summary of the units we operated (owned, leased and managed) as of June 30, 2021 and the projected number of units to be operated after the Transition, or the Retained Portfolio:

	As of June 30, 2021	Retained
	Units (1)	Units (2)(3)
Independent living	10,979	10,421
Assisted living	12,023	7,854
Memory care	3,247	1,874
Skilled nursing	1,484	—
Total	27,733	20,149
_______________________________________
(1)    The units operated as of June 30, 2021 include 2,099 owned, 152 leased, and 25,482 managed.
(2)    Includes 2,099 owned, 152 leased, and 17,898 managed units.
(3)    Excludes one community that we lease with 51 living units, which has been out of service due to a fire on April 4, 2021.

Presented below is a summary of the communities, units, average occupancy, spot occupancy, revenues and management fees for the communities we managed for DHC as of June 30, 2021 and for the retained communities that we will continue to manage for DHC after the conclusion of the Strategic Plan (dollars in thousands):

	As of and for the Three Months Ended June 30, 2021
	Communities	Units	Average Occupancy	Spot Occupancy	Community Revenues (1)	Management Fees (2)
Independent and assisted living communities (4)	209	22,980	70.0%	71.9%	$149,998	$8,011
Continuing care retirement communities (4)	10	1,547	69.1%	66.3%	77,637	4,097
Skilled nursing facilities	9	955	65.2%	66.2%	16,312	819
Total	228	25,482	69.5%	71.3%	$243,947	$12,927

	Retained
	Communities	Units	Average Occupancy	Spot Occupancy	Community Revenues (1)	Management Fees (3)
Independent and assisted living communities (4)	120	17,898	72.9%	73.3%	$159,014	$8,552
Continuing care retirement communities	—	—	—%	—%	—	—
Skilled nursing facilities	—	—	—%	—%	—	—
Total	120	17,898	72.9%	73.3%	$159,014	$8,552
_______________________________________
(1)    Represents the revenues of the senior living communities we manage on behalf of DHC. Managed senior living communities' revenues do not represent our revenues, and are included to provide supplemental information regarding the operating results and financial condition of the communities from which we earn management fees.
(2)    The 1,473 SNF units in 26 CCRCs that were closed in the three months ended June 30, 2021, and are to be repositioned, had management fee revenue of $458 for the three months ended June 30, 2021.
(3)    Excludes management fee revenue of $4,378 in the quarter ended June 30, 2021 related to (i) 108 senior living communities managed on behalf of DHC, with approximately 7,500 living units that are expected to be transitioned to new operators and (ii) 1,473 SNF units in 26 CCRCs that were closed during the three months ended June 30, 2021 and are in the process of being repositioned and an additional 59 SNF units that are expected to be closed and repositioned in one CCRC during the remainder of 2021 that we will continue to manage for DHC.
(4)    During the three months ended June 30, 2021 we closed 1,473 SNF units in 26 CCRCs. Due to these SNF unit closures, these communities are no longer CCRCs and have been included in the community and unit totals and spot occupancy as independent and assisted living communities as of June 30, 2021. However, average occupancy, community revenues and management fees for those 26 CCRCs are included in the CCRC totals for the three months ended June 30, 2021. The average occupancy, community revenues and management fees for these communities for the three months ended June 30, 2021 were 69.7%, $56,408 and $3,007, respectively.

	As of and for the Six Months Ended June 30, 2021
	Communities	Units	Average Occupancy	Spot Occupancy	Community Revenues (1)	Management Fees (2)
Independent and assisted living communities (4)	209	22,980	69.8%	71.9%	$299,383	$16,115
Continuing care retirement communities (4)	10	1,547	69.6%	66.3%	172,377	9,045
Skilled nursing facilities	9	955	64.0%	66.2%	32,153	1,617
Total	228	25,482	69.5%	71.3%	$503,913	$26,777

	Retained
	Communities	Units	Average Occupancy	Spot Occupancy	Community Revenues (1)	Management Fees (3)
Independent and assisted living communities (4)	120	17,898	72.8%	73.3%	$317,291	$17,158
Continuing care retirement communities	—	—	—%	—%	—	—
Skilled nursing facilities	—	—	—%	—%	—	—
Total	120	17,898	72.8%	73.3%	$317,291	$17,158
_______________________________________
(1)    Represents the revenues of the senior living communities we manage on behalf of DHC. Managed senior living communities' revenues do not represent our revenues, and are included to provide supplemental information regarding the operating results and financial condition of the communities from which we earn management fees.
(2)    The 1,473 SNF units in 26 CCRCs that were closed in the six months ended June 30, 2021 and are to be repositioned had management fee revenues of $1,759 for the six months ended June 30, 2021.
(3)    Excludes management fee revenue of $9,619 for the six months ended June 30, 2021 related to (i) 108 senior living communities managed on behalf of DHC, with approximately 7,500 living units that are expected to be transitioned to new operators and (ii) 1,473 SNF units in 26 CCRCs that were closed during the six months ended June 30, 2021 and are in the process of being repositioned and an additional 59 SNF units that are expected to be closed and repositioned in one CCRC during the remainder of 2021 that we will continue to manage for DHC.
(4)    During the six months ended June 30, 2021 we closed 1,473 SNF units in 26 CCRCs. Due to these SNF unit closures, these communities are no longer CCRCs and have been included in the community and unit totals and spot occupancy as independent and assisted living communities as of June 30, 2021. However, average occupancy, community revenues and management fees for those 26 CCRCs are included in the CCRC totals for the six months ended June 30, 2021. The average occupancy, community revenues and management fees for these communities for the six months ended June 30, 2021 were 70.5%, $129,946 and $6,864, respectively.

Following the Transition, we will continue to manage 120 senior living communities for DHC, representing 17,898 living units as of June 30, 2021 and approximately 65% of our management fee revenues for the six months ended June 30, 2021, and to operate our existing owned portfolio of 20 communities with approximately 2,100 living units. We expect to partially offset the resulting revenue loss from fees we earn from the 108 transitioning senior living communities with expense reductions to right-size operations and with other growth in business.

The 120 senior living communities that we will continue to manage for DHC after the Transition outperformed the total DHC managed portfolio (exclusive of the closed and pending closing and repositioning of approximately 1,500 SNF units in 27 of the CCRCs) for the three months ended June 30, 2021 with approximately 270 basis points higher operating margin.

In addition to the Transition of 108 managed communities owned by DHC, the landlord of our four leased senior living communities with approximately 200 living units is currently marketing these properties for sale and we are unlikely to operate these communities long-term. One leased community with 51 living units has been out of service due to a fire on April 4, 2021.

Presented below is a summary of our Ageility rehabilitation clinics as of and for the three and six months ended June 30, 2021 and the number of clinics to be operated after the Transition (dollars in thousands):

	As of and for the Three Months Ended June 30, 2021				Retained
	Number of Clinics	Total Revenue (3)	Average Revenue per Clinic	Adjusted EBITDA Margin	Number of Clinics	Total Revenue (1)(3)	Average Revenue per Clinic	Adjusted EBITDA Margin
Inpatient Clinics in DHC Communities	10	$2,630	$ n/m	4.8%	—	$—	$—	—%
Outpatient Clinics in DHC Communities	91	8,354	92	13.3%	91	8,354	92	13.3%
Outpatient Clinics in Transition Communities (2)	44	1,919	44	17.1%	44	1,919	44	17.1%
Total Clinics at DHC Communities	145	12,903	89	12.1%	135	10,273	76	14.0%
Outpatient Clinics at Other Communities (4)	83	4,242	51	8.5%	83	4,242	51	8.5%
Total Clinics	228	$17,145	$75	11.2%	218	$14,515	$67	12.4%

_______________________________________
n/m - not meaningful because the revenues include revenue earned from 37 inpatient clinics but at June 30, 2021 there were only ten inpatient clinics
(1)    Excludes revenue of $2,630 for the three months ended June 30, 2021 for 27 Ageility inpatient rehabilitation clinics that were closed during the three months ended June 30, 2021 and an additional ten Ageility inpatient rehabilitation clinics which are expected to be closed during the remainder of 2021 as part of the Transition.
(2)    As part of the Transition, the Company expects 108 senior living communities managed on behalf of DHC to be transitioned to new operators. These communities have 44 Ageility outpatient rehabilitation clinics, which, due to the transfer to a new operator, may be subject to closure by the new operator.
(3)    Total Ageility revenue excludes home health care services, which are part of the rehabilitation and wellness services segment.
(4)    Other communities includes outpatient clinics at non-Company operated or managed communities and 16 outpatient clinics at communities we own.

	As of and for the Six Months Ended June 30, 2021				Retained
	Number of Clinics	Total Revenue (3)	Average Revenue per Clinic	Adjusted EBITDA Margin	Number of Clinics	Total Revenue (1)(3)	Average Revenue per Clinic	Adjusted EBITDA Margin
Inpatient Clinics in DHC Communities	10	$8,071	$ n/m	19.6%	—	$—	$—	—%
Outpatient Clinics in DHC Communities	91	16,099	177	14.0%	91	16,099	177	14.0%
Outpatient Clinics in Transition Communities (2)	44	3,782	86	17.8%	44	3,782	86	17.8%
Total Clinics at DHC Communities	145	27,952	193	10.0%	135	19,881	147	14.8%
Outpatient Clinics at Other Communities (4)	83	8,465	102	10.3%	83	8,465	102	10.3%
Total Clinics	228	$36,417	$160	10.1%	218	$28,346	$130	13.4%
_______________________________________
n/m - not meaningful because the revenues include revenue earned from 37 inpatient clinics but at June 30, 2021 there were only ten inpatient clinics
(1)    Excludes revenue of $8,071 for the six months ended June 30, 2021 for 27 Ageility inpatient rehabilitation clinics that were closed during the three months ended June 30, 2021 and an additional ten Ageility inpatient rehabilitation clinics which are expected to be closed during the remainder of 2021 as part of the Transition.
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
(4)    Other communities includes outpatient clinics at non-Company operated or managed communities and 16 outpatient clinics at communities we own.

We expect the rehabilitation and wellness services segment to grow and diversify through our expanded emphasis on fitness and home health care services. Fitness offerings started as an extension of the rehabilitation product and, while representing only 4.7% of segment revenues for the three months ended June 30, 2021, fitness revenues increased by 56.0% to $0.8 million over the same period in 2020. For the six months ended June 30, 2021, fitness revenues increased to $1.6 million or a 44.8% increase over the same period in 2020.

We currently expect to continue to evolve and diversify through growth of our ancillary rehabilitation and wellness service offerings, including rehabilitation and wellness services, by opening new clinics and expanding our fitness and other home-based service offerings within and outside of our senior living communities. Since January 1, 2019, we have opened 89 net new outpatient rehabilitation clinics, 17 of which were opened in 2020, and 11 of which were opened during the six months ended June 30, 2021.

General Industry Trends

We believe that, in the United States, the current primary market for senior living services is focused on individuals age 80 and older. As a result of medical advances, adults are living longer and expanding their options as to where they choose to reside as they age. The aging of the Baby Boomers and their increasing life expectancy are leading to a fundamental demographic shift. The U.S. Census Bureau expects the 65+ population to grow by 30% to 73 million from 2020 to 2030, and by 69% to 95 million by 2060.

Due to these demographic trends, the senior living industry is evolving to serve the growing number of older adults and we expect the demand for senior living services to increase in future years regardless of where the older adults may reside. More recently, the senior living industry has been materially adversely impacted by the novel coronavirus SARS-CoV-2, or COVID-19, and the resulting pandemic, or the Pandemic, and its economic impact. As we continuously evaluate market opportunities related to older adults, we are cognizant of the demographic trends and projections that indicate that the age 65 and older demographic will represent the largest growth population in the United States over the next decade and beyond. We believe that increased longevity, coupled with evolving consumer preferences, will heighten demand for physical and recreational activities, as well as lifestyle-enhancing services, as older adults seek quality of life, ongoing engagement and sustained independence.

COVID-19 Pandemic

The Pandemic has significantly disrupted and may continue to significantly disrupt the United States economy, our business and the senior living industry as a whole. The World Health Organization declared COVID-19 a pandemic in March 2020. From March 2020 through July 31, 2021, there have been approximately 34.5 million reported cases of COVID-19 in the United States and approximately 0.6 million related deaths, which have disproportionately impacted older adults like our residents and clients.

The U.S. economy has been growing, as the Pandemic conditions have significantly improved in the United States from their low points. Commercial activities have been increasingly returning to pre-pandemic practices and operations as a result and because of recent and expected future government spending on relief from the Pandemic, infrastructure and other matters. However, there remains uncertainty as to the ultimate duration and severity of the Pandemic on commercial activities, including risks that may arise from (i) mutations or related strains of the virus, (ii) the ability to successfully administer vaccinations to a sufficient number of persons or attain immunity to the virus by natural or other means to achieve herd immunity, and (iii) the impact on the U.S. economy that may result from the inability of other countries to administer vaccinations to their citizens or their citizens' ability to otherwise achieve immunity to the virus. For further information and risks relating to the Pandemic on us and our business, see Part I, Item 1, "Business--COVID Pandemic" and Part I, Item 1A, "Risk Factors", of our Annual Report.

Vaccinations. Throughout the first quarter of 2021, we coordinated multiple vaccination clinics for our residents and team members in all service lines of business at no cost to those individuals. As of May 1, 2021, we had completed vaccination clinics scheduled at all communities and as of July 31, 2021 over 87% of our residents at our senior living communities had received a COVID-19 vaccine. On June 1, 2021, we announced that all team members who work in or visit our communities or Ageility clinics as part of their responsibilities will be required to be fully vaccinated against COVID-19 by September 1, 2021 and as of July 31, 2021, 66.3% of our team members had received a COVID-19 vaccine.

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

Occupancy. As a result of the Pandemic, we experienced declines in average occupancy at our owned and leased senior living communities from 78.3% for the three months ended June 30, 2020 to 68.1% for the three months ended June 30, 2021. Consistent with occupancy declines experienced within our owned and leased portfolio, the senior living communities we manage on behalf of DHC also experienced average occupancy declines from 78.7% for the three months ended June 30, 2020 to 69.5% for the three months ended June 30, 2021. At July 31, 2021, all of our senior living communities were accepting new residents in all of our service lines of business (independent living, assisted living or memory care). We expect that the impact of the administration of the widespread vaccination for COVID-19 among our residents and team members will decrease the incidence of COVID-19 in our senior living communities and as of July 31, 2021 there were less than 50 confirmed cases among our over 20,300 residents. With the reduction of confirmed cases, we have been able to significantly reduce and in some cases eliminate restrictions at our senior living communities, which has enabled us to shift our efforts to new admissions and resident programs. Despite the continued distribution of the COVID-19 vaccine, as a result of the ongoing effects of the Pandemic, there is a possibility of continued or increased occupancy declines in the near term, due to possible surge of COVID variant viruses, current residents leaving our senior living communities, restrictions on new residents moving into and/or touring our senior living communities and the possibility that older adults will forego or delay moving into senior living communities because of perceived safety issues associated with the Pandemic. Our revenues are largely dependent on occupancy at our senior living communities and any decline in occupancy adversely impacts our revenues, unless we are able to offset those lost revenues with increased rates we charge our residents and clients or other sources of increased revenues.

Expenses. We have also incurred and may continue to incur significant costs to address the Pandemic, which principally include costs associated with PPE, testing supplies, professional services costs, agreements with laboratories to provide COVID-19 testing to our residents and team members that were not otherwise covered by government payer or third-party insurance sources and disposable food supplies as well as increased sanitation and janitorial supplies and increased labor costs. Our labor costs have also increased as a result of rising health insurance costs caused by the Pandemic and by team members pursuing elective procedures they deferred or were not able to obtain during 2020 during the Pandemic. Although

COVID-19 vaccinations have been made available to residents and team members at our senior living communities, we expect the increased costs associated with the Pandemic to continue for the reasonably foreseeable future. We incur these costs for our owned and leased senior living communities, rehabilitation and wellness services clinics and corporate and regional operations. Although DHC is responsible for these costs at the senior living communities we manage for DHC, increases in these costs would reduce EBITDA realized at these communities and, hence, negatively impact our ability to earn, and the amount of, any incentive fees, as well as possibly impact other aspects of our management arrangements.

Results of Operations. We have experienced negative impacts on our operating results and on the operating results for those communities we manage for DHC as a result of the Pandemic, and we expect those negative impacts to continue for the reasonably foreseeable future. We expect that widespread vaccination at our senior living communities will decrease the incidence of COVID-19 at those communities and will eventually decrease our costs and the negative impacts of the Pandemic on our operating results and the operating results for those communities we manage for DHC. Despite the approval and increasing availability of several COVID-19 vaccines, going forward, the amounts and type of revenue, expense and cash flow impacts resulting from the Pandemic will be dependent on a number of additional factors, including: the speed, depth, geographic reach and duration of the spread of the disease; the distribution, availability and effectiveness of therapeutic treatments and testing for COVID-19 to our residents, clients and team members; the legal, regulatory and administrative developments that occur, including the availability of governmental financial and regulatory relief to businesses; our infectious disease control and prevention efforts; the duration and severity of the economic downturn in response to the Pandemic; and consumer confidence and the demand for our communities and services.

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

Labor Market. As noted above, in connection with the Pandemic, we incurred increased labor costs as a result of increased overtime pay for team members, increased costs associated with team member engagement and retention programs, such as meals for certain of our team members and bonuses to team members at our senior living communities and rehabilitation and wellness clinics, and increased health insurance and workers' compensation costs. We also increased staffing needs, for which we have entered into temporary staffing agreements with staffing agencies to accommodate staffing shortages due to a tight labor market in addition to quarantine protocols of our current staff that may have contracted or been potentially exposed to COVID-19. The market for skilled front line workers within and outside of the senior living industry continues to be very competitive, and the current demand for those workers remains strong.

Transaction Agreement with DHC

On April 1, 2019, we entered into the Transaction Agreement with DHC to restructure our business arrangements with DHC, pursuant to which, effective as of January 1, 2020:

•our five then existing master leases with DHC as well as our then existing management and pooling agreements with DHC were terminated and replaced with new management agreements for all those senior living communities, together with a related omnibus agreement;

•we issued 10,268,158 of our common shares to DHC and an aggregate of 16,118,849 of our common shares to DHC’s shareholders of record as of December 13, 2019, or, together, the Share Issuances; and

•as consideration for the Share Issuances, DHC provided to us $75.0 million by assuming certain of our working capital liabilities and through cash payments.

As part of the Strategic Plan, we amended our management arrangements with DHC. For more information on the amendments to our management arrangements with DHC, see Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. For more information on the expected impact of the Strategic Plan, see Notes 1, 11, 16 and 17 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Credit Facility

We have a $65.0 million secured revolving credit facility with a syndicate of lenders that is available for us to use for general business purposes, of which $46.5 million was available for borrowing as of June 30, 2021.

For more information regarding our credit facility and our irrevocable standby letters of credit, see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our Revenues

Our revenues are derived from the services we provide to residents at our senior living communities and to older adults through our rehabilitation and wellness services, and these revenues are our primary source of cash to fund our operating expenses, including capital expenditures at the senior living communities we own or lease and principal and interest payments on our debt.

Medicare and Medicaid programs provide operating revenues for certain of our skilled nursing and rehabilitation and wellness services. We derived approximately 4.1% and 3.5% of our consolidated revenues from these government-funded programs during the six months ended June 30, 2021 and 2020 respectively. Revenues from Medicare programs totaled $21.3 million and $19.2 million during the six months ended June 30, 2021 and 2020. Revenues from Medicaid programs totaled $0.6 million and $1.0 million during the six months ended June 30, 2021 and 2020, respectively. As we implement the repositioning of our senior management services, the concentration of revenues derived from Medicare and Medicaid will become less of a percentage of our total revenue sources and will, principally, be earned in connection with our rehabilitation and wellness services.

Medicare and Medicaid revenues for skilled nursing, and rehabilitation and wellness services provide operating revenue at our rehabilitation clinics, and also at some of our senior living communities (principally our SNF's). We earn management fees based on these revenues.

In connection with the repositioning phase of the Strategic Plan, we intend to transition 108 senior living communities managed on behalf of DHC, with approximately 7,500 living units, that we currently manage for DHC to new operators. If and when these transitions are completed, our interim management agreements with DHC for those communities will terminate. In addition, we and DHC have closed and are in the process of repositioning substantially all of our approximately 1,500 SNF units in 27 CCRCs. For the three and six months ended June 30, 2021, we recognized $4.4 million and $9.6 million of management fees related to these senior living communities and units, respectively.

In addition, in connection with implementing the Strategic Plan, through June 30, 2021, we have closed 27 of the 37 Ageility inpatient rehabilitation clinics we intend to close. For the three and six months ended June 30, 2021, we recognized $2.6 million and $8.1 million of revenue related to all 37 clinics that were or will be closed this year, respectively.

For more information regarding the terms, conditions and progress of the Strategic Plan, please see Notes 1, 11, 16 and 17 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Federal and state governments have taken a number of actions to respond to the Pandemic. Certain of these actions may increase our operational costs or reduce our revenue, while others are designed to alleviate the adverse operational and financial consequences related to the Pandemic on operators of long-term care and senior living communities like us. Federal actions in response to the Pandemic that may impact our operations and financial performance include, but are not limited to, the following:

•On March 11, 2021, the American Rescue Plan Act of 2021, or ARPA, was signed into law. In addition to broad-based public and private financial relief, ARPA included a number of measures intended to assist the health care industry, including funding to support COVID-19 research, testing, and vaccination efforts. In addition, ARPA provided $450 million to support SNFs in protecting against COVID-19: $200 million for the development and dissemination of COVID-19 prevention protocols in conjunction with quality improvement organizations; and $250 million to states and territories to deploy strike teams that can assist SNFs experiencing COVID-19 outbreaks. The ARPA temporarily increased the Federal Medical Assistance Percentage specifically for the provision of home- and community- based services, or HCBS, which include home health care services and rehabilitative services, by ten points from April 1, 2021 through March 31, 2022, provided states maintain state spending levels as of April 1, 2021. ARPA further specified that states must use the enhanced funds to

“implement, or supplement the implementation of, one or more activities to enhance, expand, or strengthen” Medicaid HCBS.

•The Federal government, in coordination with the states, has continued its COVID-19 vaccination efforts. According to the CDC’s COVID Data Tracker, as of July 31, 2021, approximately 89.7% of the U.S. population 65 years or older has received at least one dose of a COVID-19 vaccine, and 79.9% is fully vaccinated. As of July 31, 2021, more than 189 million people in the U.S., or 57.2% of the population, have received at least one dose of a COVID-19 vaccine, and over 163 million people, or 49.4% of the population, is fully vaccinated.

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

For the three and six months ended June 30, 2021, we recognized $4.4 million and $9.6 million, respectively, of management fee revenue related to the senior living communities and units that we have managed for DHC and will be transitioned to other operators or will be closed. For the three and six months ended June 30, 2021, we recognized rehabilitation and wellness services revenue of $2.6 million and $8.1 million, respectively, related to the Ageility inpatient rehabilitation clinics that have been or will be closed pursuant to the Strategic Plan. The information in the Key Statistical Data table below includes those communities, units and clinics in the results reported.

Key Statistical Data For the Three Months Ended June 30, 2021 and 2020:

The following tables present a summary of our operations for the three months ended June 30, 2021 and 2020 (dollars and visits in thousands, except RevPAR and RevPOR):

	Three Months Ended June 30,		Increase/(Decrease)
	2021 (1)	2020 (1)	Amount	Percent
REVENUES
Rehabilitation and wellness services	$17,453	$19,268	$(1,815)	(9.4)%
Senior living	16,378	19,590	(3,212)	(16.4)%
Management fees	12,927	15,705	(2,778)	(17.7)%
Total management and operating revenues	46,758	54,563	(7,805)	(14.3)%
Reimbursed community-level costs incurred on behalf of managed communities	195,271	224,104	(28,833)	(12.9)%
Other reimbursed expenses	16,592	6,417	10,175	n/m
Total revenues	258,621	285,084	(26,463)	(9.3)%

Other operating income	2	1,499	(1,497)	(99.9)%

OPERATING EXPENSES
Rehabilitation and wellness services expenses	15,668	16,144	(476)	(2.9)%
Senior living wages and benefits	9,896	9,705	191	2.0%
Other senior living operating expenses	8,968	9,016	(48)	(0.5)%
Community-level costs incurred on behalf of managed communities	195,271	224,104	(28,833)	(12.9)%
General and administrative	22,748	23,392	(644)	(2.8)%
Restructuring expenses	15,389	175	15,214	n/m
Depreciation and amortization	2,989	2,703	286	10.6%
Total operating expenses	270,929	285,239	(14,310)	(5.0)%

Operating (loss) income	(12,306)	1,344	(13,650)	n/m

Interest, dividend and other income	76	182	(106)	(58.2)%
Interest and other expense	(409)	(409)	—	—%
Unrealized gain (loss) on equity investments	398	867	(469)	(54.1)%
Realized gain on sale of debt and equity investments	97	116	(19)	(16.4)%
Income (loss) before income taxes	(12,144)	2,100	(14,244)	n/m
(Provision) benefit for income taxes	(158)	902	(1,060)	n/m
Net (loss) income	$(12,302)	$3,002	$(15,304)	n/m

Owned and leased communities:
Number of communities (end of period)	24	24	—	—%
Number of living units (end of period)	2,251	2,312	(61)	(2.6)%
Spot occupancy at June 30,	69.7%	76.3%	(6.6)%	n/m
Average occupancy	68.1%	78.3%	(10.2)%	n/m
RevPAR (2)	$2,425	$2,813	$(388)	(13.8)%
RevPOR (3)	$3,524	$3,555	$(31)	(0.9)%

Managed communities:
Number of communities (end of period)	228	241	(13)	(5.4)%
Number of living units (end of period)	25,482	28,348	(2,866)	(10.1)%
Spot occupancy at June 30,	71.3%	77.5%	(6.2)%	n/m
Average occupancy	69.5%	78.7%	(9.2)%	n/m
RevPAR (2)	$3,086	$3,576	$(490)	(13.7)%
RevPOR (3)	$4,389	$4,496	$(107)	(2.4)%

Rehabilitation and wellness services:
Average revenue per outpatient clinic	$67	$63	$4	6.3%
Number of visits at outpatient clinics	156	139	17	12.2%
Number of inpatient clinics (end of period)	10	40	(30)	(75.0)%
Number of outpatient clinics (end of period)	218	206	12	5.8%
Total clinics	228	246	(18)	(7.3)%

_______________________________________
n/m - not meaningful
(1)    The summary of operations includes (i) 108 senior living communities managed on behalf of DHC, with approximately 7,500 living units, that are expected to be transitioned to new operators, (ii) 1,473 SNF units in 26 CCRCs that were closed in the three months ended June 30, 2021 and are in the process of being repositioned and an additional 59 SNF units that are expected to be closed and repositioned in one CCRC during the remainder of 2021 that we will continue to manage for DHC and (iii) 27 Ageility inpatient rehabilitation clinics that were closed in the three months ended June 30, 2021 and an additional ten Ageility inpatient rehabilitation clinics that are expected to be closed during the remainder of 2021. In addition, one leased community with 51 living units is currently out of service due to a fire on April 4, 2021 and the landlord of the other three leased communities included in the 24 owned and leased senior living communities data above is currently marketing these properties for sale and it is unlikely that we will operate these communities long-term.
(2)    RevPAR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of available units for the period, divided by the number of months in the period. Amounts for the three months ended June 30, 2021 and 2020 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act.
(3)    RevPOR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of occupied units for the period, divided by the number of months in the period. Amounts for the three months ended June 30, 2021 and 2020 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act.

Comparable Communities and Clinics

Comparable communities (senior living communities and rehabilitation and wellness services clinics that we have continually owned, leased or managed since April 1, 2020, excluding those communities, units and clinics that have been or will be transitioned or closed in 2021 per the Strategic Plan as well as one leased community which has been out of service due to a fire on April 4, 2021):

	Three Months Ended June 30,		Increase/(Decrease)
	2021 (4)	2020 (4)	Amount	Percent
REVENUES
Rehabilitation and wellness services	$14,151	$13,292	$859	6.5%
Senior living	16,332	19,138	(2,806)	(14.7)%
Management fees	8,552	9,262	(710)	(7.7)%
Other operating income	2	848	(846)	(99.8)%

OPERATING EXPENSES
Rehabilitation and wellness services expenses	12,475	11,665	810	6.9%
Senior living wages and benefits	9,771	9,449	322	3.4%
Other senior living operating expenses	7,380	8,680	(1,300)	(15.0)%

Owned and leased communities:
Number of communities (end of period)	23	23	—	—%
Number of living units (end of period) (1)	2,251	2,260	(9)	(0.4)%
Spot occupancy at June 30,	69.7%	76.6%	(6.9)%	n/m
Average occupancy	68.0%	78.6%	(10.6)%	n/m
RevPAR (2)	$2,421	$2,811	$(390)	(13.9)%
RevPOR (3)	$3,520	$3,538	$(18)	(0.5)%

Managed communities:
Number of communities (end of period)	120	120	—	—%
Number of living units (end of period) (1)	17,898	17,929	(31)	(0.2)%
Spot occupancy at June 30,	73.3%	81.1%	(7.8)%	n/m
Average occupancy	72.9%	82.6%	(9.7)%	n/m
RevPAR (2)	$2,961	$3,301	$(340)	(10.3)%
RevPOR (3)	$4,018	$3,953	$65	1.6%

Rehabilitation and wellness services:
Average revenue per outpatient clinic	$71	$66	$5	7.6%
Number of visits at outpatient clinics	149	135	14	10.4%
Number of inpatient clinics (end of period)	—	—	—	—%
Number of outpatient clinics (end of period)	195	195	—	—%
Total clinics	195	195	—	—%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
_______________________________________
n/m - not meaningful
(1)    Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(2)    RevPAR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of available units for the period, divided by the number of months in the period. Amounts for the three months ended June 30, 2021 and 2020 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act.
(3)    RevPOR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of occupied units for the period, divided by the number of months in the period. Amounts for the three months ended June 30, 2021 and 2020 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act.
(4)    The three months ended June 30, 2021 and 2020 include data for 23 owned and leased senior living communities, 120 managed senior living communities and 195 rehabilitation clinics that we have continuously owned, leased or managed since April 1, 2020. Per the Strategic Plan the summary of operations for comparable communities and clinics excludes (i) 108 senior living communities managed on behalf of DHC, with approximately 7,500 living units, that are expected to be transitioned to new operators, (ii) 1,473 SNF units in 26 CCRCs that were closed during the three months ended June 30, 2021 and are in the process of being repositioned and an additional 59 SNF units, that are expected to be closed and repositioned in one CCRC during the remainder of 2021 that we will continue to manage for DHC and (iii) 27 Ageility inpatient rehabilitation clinics that were closed in the three months ended June 30, 2021 and an additional ten Ageility inpatient rehabilitation clinics that are expected to be closed during the remainder of 2021. Comparable communities also excludes one leased community with 51 living units that has been out of service due to a fire on April 4, 2021. In addition, the landlord of the other three leased communities included in the 23 owned and leased senior living communities data above is currently marketing these properties for sale and it is unlikely that we will operate these communities long-term.

The following is a discussion of our operating results for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Rehabilitation and wellness services. The decrease in rehabilitation and wellness services revenues is primarily due to a significant reduction of inpatient clinic visits associated with the closure of 27 inpatient clinics in the three months ended June 30, 2021 in accordance with the Strategic Plan which resulted in a decrease in revenues of $2.6 million. This was partially offset by the growth of our fitness services, home health visits and other expanded outpatient services. We also realized the full quarter impact of 17 and 8 net new outpatient rehabilitation clinics opened during the year ended December 31, 2020 and the three months ended March 31, 2021, respectively, as well as opening three net new outpatient rehabilitation clinics during the three months ended June 30, 2021. There was an increase in rehabilitation and wellness services revenues at our comparable clinics due to increased visits in the current quarter.

Senior living revenues. The decrease in senior living revenues and the decrease in senior living revenues at our comparable communities are primarily due to the decline in average occupancy from 78.3% for the three months ended June 30, 2020 to 68.1% for the three months ended June 30, 2021 caused by the Pandemic as move-out rates exceeded move-in rates. The decline in demand was due to the marketplace reluctance to relocate to senior living communities during the Pandemic. In addition, one of our leased communities was out of service due to a fire on April 4, 2021 which resulted in a decline in revenue attributable to that community of $0.3 million.

Management fees. The decrease in management fees is due to declines in gross revenues at the senior living communities we manage, primarily caused by the ongoing impacts of the Pandemic and the closure of 1,473 SNF units in the three months ended June 30, 2021 in accordance with the Strategic Plan. This resulted in a decline in average occupancy in our managed communities from 78.7% for the three months ended June 30, 2020 to 69.5% for the three months ended June 30, 2021. The closure of 1,473 SNF units resulted in a decrease in management fees of $0.9 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. In addition, revenue declines were impacted by the nine senior living communities sold and seven senior living communities closed by DHC in 2020 that we previously managed which reduced management fees by $0.7 million for the three months ended June 30, 2020. The decrease in management fees at our comparable senior living communities was primarily due to the decline in gross revenues at the senior living communities we manage caused by Pandemic related declines in average occupancy in the 2021 period, partially offset by an increase in construction management fees we earn on construction projects we manage.

Reimbursed community-level costs incurred on behalf of managed communities. The decrease in reimbursed community-level costs incurred on behalf of managed communities was primarily due to the nine senior living communities sold and seven senior living communities closed in 2020 and the closure of 1,473 SNF units in the three months ended June 30, 2021 in accordance with the Strategic Plan. Additionally, there was an overall reduction in community-level costs incurred at the senior living communities we continue to manage, as other operating expenses such as travel and entertainment, professional service fees and other costs that were impacted by continued occupancy declines due to the Pandemic, including wages, dietary costs and repairs and maintenance, which offset increases in costs related to our enhanced infectious disease and prevention protocols related to the Pandemic.

Other reimbursed expenses. Other reimbursed expenses represent reimbursements that arise from certain centralized services we provide pursuant to our management agreements with DHC. The increase in other reimbursed expenses was due to reimbursements related to restructuring expenses in the three months ended June 30, 2021 of $11.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Other operating income. Other operating income represents funds received and recognized under the Provider Relief Fund of the CARES Act General Fund Distribution.

Rehabilitation and wellness services expenses. The decrease in rehabilitation and wellness services expenses is primarily due to reduced visits at our inpatient clinics as a result of the closure of 27 inpatient clinics in the three months ended June 30, 2021 in accordance with the Strategic Plan. This was partially offset by the growth of our outpatient rehabilitation and other ancillary services businesses. Rehabilitation and wellness services opened 17 and 8 net new outpatient rehabilitation clinics during the year ended December 31, 2020 and the three months ended March 31, 2021, respectively, as well as opened three net new outpatient rehabilitation clinics during the three months ended June 30, 2021. The increase in rehabilitation and wellness services expenses at our comparable communities was due to an increase in labor costs due to increased outpatient visits during the three months ended June 30, 2021.

Senior living wages and benefits. The small increase in senior living wages and benefits is primarily due to increased medical insurance and workers compensation costs related to the Pandemic. The increase in senior living wages and benefits at our comparable communities is primarily due to increased medical insurance costs related to the Pandemic.

Other senior living operating expenses. Other senior living operating expenses are comprised of utilities, housekeeping, dietary, repairs and maintenance, insurance and other community-level costs. The decrease in other senior living operating expenses is primarily due to a decrease in self-insurance obligations and decreased costs related to COVID-19 testing supplies, disposable food supplies, infectious disease prevention cleaning, sanitation and labor as a result of the Pandemic. The decreases were offset by a $0.9 million asset impairment recorded in the three months ended June 30, 2021 related to a community that was damaged by a fire. The decrease in other senior living operating expenses at our comparable communities is primarily due to decreased costs associated with our self-insurance obligations as well as decreases in costs related to COVID-19 testing supplies, disposable food supplies, infectious disease prevention cleaning, sanitation and labor as a result of Pandemic.

General and administrative. The decrease in general and administrative expenses was primarily due to a reduction in health insurance costs and the realized benefit of administrative labor reductions in response to reductions in residents caused principally by the Pandemic.

Restructuring expenses. The increase was primarily due to severance and retention costs related to the Strategic Plan.

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

Realized gain on sale of debt and equity investments. Realized gain on sale of debt and equity investments represents our realized gains and losses on investments.

(Provision) benefit for income taxes. For the three months ended June 30, 2021 and 2020, we recognized a provision for income taxes of $0.2 million and a benefit for income taxes of $0.9 million, respectively. The provision for income taxes for the three months ended June 30, 2021 is related to state income taxes. The benefit for income taxes for the three months ended June 30, 2020 is related to a decrease to the annual projection for federal and state income taxes.

Key Statistical Data For the Six Months Ended June 30, 2021 and 2020:

    The following tables present a summary of our operations for the six months ended June 30, 2021 and 2020 (dollars and visits in thousands, except RevPAR and RevPOR):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended June 30,		Increase/(Decrease)
	2021 (1)	2020 (1)	Amount	Percent
REVENUES
Rehabilitation and wellness services	$37,006	$40,652	$(3,646)	(9.0)%
Senior living	33,435	40,587	(7,152)	(17.6)%
Management fees	26,777	32,756	(5,979)	(18.3)%
Total management and operating revenues	97,218	113,995	(16,777)	(14.7)%
Reimbursed community-level costs incurred on behalf of managed communities	408,431	456,120	(47,689)	(10.5)%
Other reimbursed expenses	22,072	12,414	9,658	77.8%
Total revenues	527,721	582,529	(54,808)	(9.4)%

Other operating income	7,795	1,499	6,296	n/m

OPERATING EXPENSES
Rehabilitation and wellness services expenses	31,878	33,645	(1,767)	(5.3)%
Senior living wages and benefits	21,909	19,505	2,404	12.3%
Other senior living operating expenses	15,234	12,954	2,280	17.6%
Community-level costs incurred on behalf of managed communities	408,431	456,120	(47,689)	(10.5)%
General and administrative	45,139	45,162	(23)	(0.1)%
Restructuring expenses	15,639	1,270	14,369	n/m
Depreciation and amortization	5,929	5,404	525	9.7%
Total operating expenses	544,159	574,060	(28,134)	(4.9)%

Operating (loss) income	(8,643)	9,968	(20,378)	n/m

Interest, dividend and other income	160	521	(361)	(69.3)%
Interest and other expense	(872)	(791)	(81)	10.2%
Unrealized gain (loss) on equity investments	533	(595)	1,128	n/m
Realized gain on sale of debt and equity investments	193	95	98	n/m
Loss on termination of leases	—	(22,899)	22,899	(100.0)%
Income (loss) before income taxes	(8,629)	(13,701)	3,305	(24.1)%
Provision for income taxes	(358)	(506)	148	(29.2)%
Net loss	$(8,987)	$(14,207)	$5,220	(36.7)%

Owned and leased communities:
Number of communities (end of period)	24	24	—	—%
Number of living units (end of period)	2,251	2,312	(61)	(2.6)%
Spot occupancy at June 30,	69.7%	76.3%	(6.6)%	n/m
Average occupancy	68.2%	79.8%	(11.6)%	n/m
RevPAR (2)	$2,453	$2,872	$(419)	(14.6)%
RevPOR (3)	$3,577	$3,560	$17	0.5%

Managed communities:
Number of communities (end of period)	228	241	(13)	(5.4)%
Number of living units (end of period)	25,482	28,348	(2,866)	(10.1)%
Spot occupancy at June 30,	71.3%	77.5%	(6.2)%	n/m
Average occupancy	69.5%	80.7%	(11.2)%	n/m
RevPAR (2)	$3,150	$3,699	$(549)	(14.8)%
RevPOR (3)	$4,507	$4,571	$(64)	(1.4)%

Rehabilitation and wellness services:
Average revenue per outpatient clinic	$130	$126	$4	3.2%
Number of visits at outpatient clinics	305	277	28	10.1%
Number of inpatient clinics (end of period)	10	40	(30)	(75.0)%
Number of outpatient clinics (end of period)	218	206	12	5.8%
Total clinics	228	246	(18)	(7.3)%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
_______________________________________
n/m - not meaningful
(1)    The summary of operations includes (i) 108 senior living communities managed on behalf of DHC, with approximately 7,500 living units, that are expected to be transitioned to new operators, (ii) 1,473 SNF units in 26 CCRCs that were closed in the six months ended June 30, 2021 and are in the process of being repositioned and an additional 59 SNF units that are expected to be closed and repositioned in one CCRC during the remainder of 2021 that we will continue to manage for DHC and (iii) 27 Ageility inpatient rehabilitation clinics that were closed in the six months ended June 30, 2021 and an additional ten Ageility inpatient rehabilitation clinics that are expected to be closed during the remainder of 2021. In addition, one leased community with 51 living units has been out of service due to a fire on April 4, 2021 and the landlord of the other three leased communities included in the 24 owned and leased senior living communities data above is currently marketing these properties for sale and it is unlikely that we will operate these communities long-term.
(2)    RevPAR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of available units for the period, divided by the number of months in the period. Amounts for the six months ended June 30, 2021 and 2020 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act.
(3)    RevPOR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of occupied units for the period, divided by the number of months in the period. Amounts for the six months ended June 30, 2021 and 2020 exclude income received by senior living communities under the Provider relief Fund of the CARES Act.

Comparable Communities and Clinics

Comparable communities (senior living communities and rehabilitation and wellness services clinics that we have continually owned, leased or managed since January 1, 2020), excluding those communities, units and clinics that have been or will be transitioned or closed in 2021 per the Strategic Plan as well as one leased community which has been out of service due to a fire on April 4, 2021):

	Six Months Ended June 30,		Increase/(Decrease)
	2021 (4)	2020 (4)	Amount	Percent
REVENUES
Rehabilitation and wellness services	$26,240	$25,569	$671	2.6%
Senior living	33,008	39,625	(6,617)	(16.7)%
Management fees	17,146	18,891	(1,745)	(9.2)%
Other operating income	7,581	828	6,753	n/m

OPERATING EXPENSES
Rehabilitation and wellness services expenses	22,901	22,844	57	0.2%
Senior living wages and benefits	21,563	19,014	2,549	13.4%
Other senior living operating expenses	13,229	12,279	950	7.7%

Owned and leased communities:
Number of communities (end of period)	23	23	—	—%
Number of living units (end of period) (1)	2,251	2,260	(9)	(0.4)%
Spot occupancy at June 30,	69.7%	76.6%	(6.9)%	n/m
Average occupancy	68.3%	80.0%	(11.7)%	n/m
RevPAR (2)	$2,451	$2,867	$(416)	(14.5)%
RevPOR (3)	$3,566	$3,543	$23	0.6%

Managed communities:
Number of communities (end of period)	120	120	—	—%
Number of living units (end of period) (1)	17,898	17,929	(31)	(0.2)%
Spot occupancy at June 30,	73.3%	81.1%	(7.8)%	n/m
Average occupancy	72.8%	84.3%	(11.5)%	n/m
RevPAR (2)	$2,954	$3,386	$(432)	(12.8)%
RevPOR (3)	$4,035	$3,972	$63	1.6%

Rehabilitation and wellness services:
Average revenue per outpatient clinic	$132	$127	$5	3.9%
Number of visits at outpatient clinics	279	263	16	6.1%
Number of inpatient clinics (end of period)	—	—	—	—%
Number of outpatient clinics (end of period)	182	182	—	—%
Total clinics	182	182	—	—%
_______________________________________
n/m - not meaningful

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(1)    Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(2)    RevPAR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of available units for the period, divided by the number of months in the period. Amounts for the six months ended June 30, 2021 and 2020 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act.
(3)    RevPOR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of occupied units for the period, divided by the number of months in the period. Amounts for the six months ended June 30, 2021 and 2020 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act.
(4)    The six months ended June 30, 2021 and 2020 include data for 23 owned and leased senior living communities, 120 managed senior living communities and 182 rehabilitation clinics that we have continuously owned, leased or managed since January 1, 2020. Per the Strategic Plan the summary of operations for comparable communities and clinics excludes (i) 108 senior living communities managed on behalf of DHC, with approximately 7,500 living units, that are expected to be transitioned to new operators, (ii) 1,473 SNF units in 26 CCRCs that were closed during the six months ended June 30, 2021 and are in the process of being repositioned and an additional 59 SNF units, that are expected to be closed and repositioned in one CCRC during the remainder of 2021 that we will continue to manage for DHC and (iii) 27 Ageility inpatient rehabilitation clinics that were closed in the six months ended June 30, 2021 and an additional ten Ageility inpatient rehabilitation clinics that are expected to be closed during the remainder of 2021. Comparable communities also excludes one leased community with 51 living units that has been out of service due to a fire on April 4, 2021. In addition, the landlord of the other three leased communities included in the 23 owned and leased senior living communities data above is currently marketing these properties for sale and it is unlikely that we will operate these communities long-term.

    The following is a discussion of our operating results for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Rehabilitation and wellness services. The decrease in rehabilitation and wellness services revenues is primarily due to a significant reduction of inpatient clinic visits associated with the closure of 27 inpatient clinics in the three months ended June 30, 2021 in accordance with the Strategic Plan which resulted in a decrease in revenues of $4.1 million. The decrease was partially offset by the growth of fitness services, home health visits, and other expanded outpatient services. We also realized the full six month impact of 17 net new outpatient rehabilitation clinics opened during the year ended December 31, 2020 and the three month impact of eight net new outpatient rehabilitation clinics opened during the three months ended March 31, 2021, respectively, as well as opening three net new outpatient rehabilitation clinics during the three months ended June 30, 2021. There was an increase in rehabilitation and wellness services revenues at our comparable clinics due to increased visits in the current year.

Senior living revenues. The decrease in senior living revenues and the decrease in senior living revenues at our comparable communities are primarily due to the decline in average occupancy from 79.8% for the six months ended June 30, 2020 to 68.2% for the six months ended June 30, 2021 caused by the Pandemic as move-out rates exceeded move-in rates. The decline in demand was due to the marketplace reluctance to relocate to senior living communities during the Pandemic.

Management fees. The decrease in management fees is due to declines in gross revenues at the senior living communities we manage, primarily caused by the ongoing impacts of the Pandemic and the closure of 1,473 SNF units in the three months ended June 30, 2021 in accordance with the Strategic Plan. This resulted in a decline in average occupancy in our managed communities from 80.7% for the six months ended June 30, 2020 to 69.5% for the six months ended June 30, 2021. The closure of 1,473 SNF units resulted in a decrease in management fees of $1.3 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. In addition, revenue declines were impacted by the nine senior living communities sold and seven senior living communities closed by DHC in 2020 that we previously managed which reduced management fees by $1.7 million for the six months ended June 30, 2020. The decrease in management fees at our comparable senior living communities was primarily due to the decline in gross revenues at the senior living communities we manage caused by Pandemic related declines in average occupancy in the 2021 period, partially offset by an increase in construction management fees we earn on construction projects we manage.

Reimbursed community-level costs incurred on behalf of managed communities. The decrease in reimbursed community-level costs incurred on behalf of managed communities was primarily due to the nine senior living communities sold and seven senior living communities closed in 2020 and the closure of 1,473 SNF units in the three months ended June 30, 2021 in accordance with the Strategic Plan. Additionally, there was an overall reduction in community-level costs incurred at the senior living communities we continue to manage, as other operating expenses such as travel and entertainment, professional service fees and other costs that were impacted by continued occupancy declines due to the Pandemic, including wages, dietary costs and repairs and maintenance, which offset increases in costs related to our enhanced infectious disease and prevention protocols related to the Pandemic.

Other reimbursed expenses. Other reimbursed expenses represent reimbursements that arise from certain centralized services we provide pursuant to our management agreements with DHC. The increase in other reimbursed expenses was due to reimbursements related to restructuring expenses in the six months ended June 30, 2021 of $11.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Other operating income. Other operating income represents funds received and recognized under the Provider Relief Fund of the CARES Act General Fund Distribution.

Rehabilitation and wellness services expenses. The decrease in rehabilitation and wellness services expenses is primarily due to reduced visits at our inpatient clinics as a result of the closure of 27 inpatient clinics in the three months ended June 30, 2021 in accordance with the Strategic Plan. This was partially offset by the growth of fitness services, home health visits and other expanded outpatient services. Rehabilitation and wellness services opened 17 net new outpatient rehabilitation clinics during the year ended December 31, 2020 and three month impact of eight net new outpatient rehabilitation clinics opened during the three months ended March 31, 2021, respectively, as well as opened three net new outpatient rehabilitation clinics during the three months ended June 30, 2021. The slight increase in rehabilitation and wellness services expenses at our comparable communities was due to an increase in labor costs due to increased outpatient visits during the six months ended June 30, 2021.

Senior living wages and benefits. The increase in senior living wages and benefits is primarily due to increased medical insurance and workers compensation costs related to the Pandemic. The increase in senior living wages and benefits at our comparable communities is primarily due to increased medical insurance costs related to the Pandemic.

Other senior living operating expenses. Other senior living operating expenses are comprised of utilities, housekeeping, dietary, repairs and maintenance, insurance and other community-level costs. The increase in other senior living operating expenses is primarily due to increased self-insurance obligations and increased costs related to COVID-19 testing supplies, disposable food supplies, infectious disease prevention cleaning, sanitation and labor as a result of the Pandemic. In addition, in 2021, we recognized a $0.9 million long lived asset impairment related to a community that was damaged by a fire. The increase in other senior living operating expenses at our comparable communities is primarily due to costs associated with our self-insurance obligations as well as increases in costs related to COVID-19 testing supplies, disposable food supplies, infectious disease prevention cleaning, sanitation and labor as a result of Pandemic.

General and administrative. The decrease in general and administrative expenses was not meaningful.

Restructuring expenses. The increase was primarily due to severance and retention costs related to the Strategic Plan.

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

Realized gain on sale of debt and equity investments. Realized gain on sale of debt and equity investments represents our realized gains and losses on investments.

Loss on termination of leases. Loss on termination of leases in the six months ended June 30, 2020 represents the excess of the fair value of the Share Issuances of $97.9 million compared to the consideration of $75.0 million paid by DHC.

Provision for income taxes. For the six months ended June 30, 2021 and 2020, we recognized a provision for income taxes of $0.4 million and $0.5 million, respectively. The provision for income taxes for the six months ended June 30, 2021 is related to state income taxes. The provision for income taxes for the six months ended June 30, 2020 is related to federal income taxes, partially offset by a federal alternative minimum tax credit refund benefit and a federal benefit related to lease termination expense, plus state income taxes, including a state valuation allowance.

Liquidity and Capital Resources

We require cash to fund our operating expenses, to make capital expenditures and to service our debt obligations. As of June 30, 2021, we had $99.3 million of unrestricted cash and cash equivalents. As of June 30, 2021, our restricted cash and cash equivalents included $21.5 million of bank term deposits in our captive insurance company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As of June 30, 2021 and December 31, 2020, we had current assets of $252.5 million and $262.3 million, respectively, and current liabilities of $174.1 million and $177.9 million, respectively.
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

The following table presents selected data on our continuing operations from our condensed consolidated statements of cash flows for the periods presented (dollars in thousands):

	Six Months Ended June 30,
Net cash provided by (used in)	2021	2020	$ Change	% Change
Operating Activities	$17,880	$40,158	$(22,278)	(55.5)%
Investing Activities	(2,662)	(350)	(2,312)	660.6%
Financing Activities	(604)	3,966	(4,570)	(115.2)%
Increase in cash and cash equivalents and restricted cash and cash equivalents	14,614	43,774	(29,160)	(66.6)%
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	109,597	56,979	52,618	92.3%
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$124,211	$100,753	$23,458	23.3%

Operating Activities

The decrease in cash flows provided by operating activities for the six months ended June 30, 2021 compared to the same period in 2020 is primarily due to a decrease in cash flows due to a change in accrued expenses and other current liabilities of $51.0 million and a reduction in the change in accounts receivable of $24.3 million, partially offset by reduction of cash flows due to change in amounts due from related person of $55.9 million and decrease in net loss for the period, which included $6.3 million in funds received and recognized under the CARES Act as other operating income.

Investing Activities

The increase in cash flows used in investing activities for the six months ended June 30, 2021, compared to the same period in 2020 is primarily due to a decrease in proceeds from the sale of property and equipment to DHC of $2.7 million.

Financing Activities

The increase in net cash used in financing activities for the six months ended June 30, 2021, compared to the same period in 2020 is primarily due to targeted SNF distribution funds received on behalf of others in 2020 of $4.7 million.

Capital Expenditures

During the six months ended June 30, 2021, we invested $4.2 million in our 24 owned and leased senior living communities and rehabilitation and wellness services clinics. During the six months ended June 30, 2020, we invested $2.4 million in our 24 owned and leased senior living communities and rehabilitation and wellness services clinics. DHC funds the capital expenditures at the senior living communities we manage for the account of DHC pursuant to our management agreements with DHC.

Pandemic Liquidity Impact

Our liquidity and capital funding requirements depend on numerous factors, including our operating results, our capital expenditures to the extent not funded by DHC pursuant to our management agreements with DHC, general economic conditions and the cost of capital. Shortfalls in cash flows from operating results or other principal sources of liquidity may have an adverse impact on our ability to execute our strategy or to maintain appropriate capital spending levels. We believe we have adequate financial resources from our existing cash flows from operations, together with unrestricted cash on hand and amounts available under our credit facility, to support our business for at least the next twelve months.

We are closely monitoring the effect of the Pandemic on our liquidity. We currently expect to use cash on hand and cash flows from operations as well as our revolving credit facility to fund our future operations and capital expenditures, to the extent not funded or reimbursed by DHC pursuant to our management agreements with DHC, and fixed debt obligations, as well as investments in diversifying our service offerings to diversify our revenue streams. DHC funds the operating and capital expenses for the senior living communities we manage for DHC. We intend to conduct our business in a manner that will afford

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
us reasonable access to capital for investment and financing activities, but we cannot be certain that we will be able to successfully carry out this intention, particularly because of the uncertainty surrounding the duration and severity of the current economic impact resulting from the Pandemic. A long, protracted and extensive decline in economic conditions or adverse market conditions in the senior living industry may cause a decline in financing availability and increased costs for financings.

Insurance

Increases over time in the cost of insurance, especially professional and general liability insurance, workers’ compensation and employee health insurance, have had an adverse impact upon our results of operations. We self-insure a large portion of these costs. We also self-insure for auto insurance. Our costs have increased as a result of the higher costs that we incur to settle claims and to purchase insurance for claims in excess of the self-insured amounts, some of which related to the senior living communities we manage on behalf of DHC and are reimbursed to us by DHC pursuant to our management agreements with DHC. Further, our health insurance and workers compensation costs have increased as a result of the Pandemic, as well as team members now pursuing elective procedures that had been deferred or they were not able to obtain during the Pandemic. These increased costs may continue in the future. We also have purchased property insurance coverage under DHC's policy with unrelated third party insurance providers. On April 4, 2021, one of the communities that we lease had a fire which has caused extensive damage and the residents of the community to be relocated. The Company has insurance on this community with a deductible of $1.0 million.

For more information about our existing insurance see “Business—Insurance” in Part I, Item I of our Annual Report.

Debt Financings and Covenants

We have a $65.0 million secured revolving credit facility, or our Credit Facility, that is available for general business purposes. Our Credit Facility matures on June 12, 2022 after we exercised our option to extend the Credit Facility for one year. We are required to pay interest on borrowings under our Credit Facility at a rate of LIBOR plus a premium of — basis points per annum; or at a base rate, as defined in the credit agreement, plus — basis points per annum. The annual interest rate options as of June 30, 2021 were 2.60% and 4.75%, respectively. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused portion of the available capacity under our Credit Facility. No principal repayment is due until maturity.

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

At June 30, 2021, we had six irrevocable standby letters of credit outstanding, totaling $27.6 million. One of these letters of credit in the amount of $26.9 million, which secures our workers' compensation insurance program, is collateralized by approximately $21.5 million of cash equivalents and $5.6 million of debt and equity investments. This letter of credit expires in June 2022 and is automatically extended for one-year terms unless notice of nonrenewal is provided prior to the end of the applicable term. At June 30, 2021, the cash equivalents collateralizing this letter of credit are classified as short-term restricted cash and cash equivalents in our condensed consolidated balance sheets, and the debt and equity investments collateralizing this letter of credit are classified as short-term restricted debt and equity investments in our condensed consolidated balance sheets. The remaining five irrevocable standby letters of credit outstanding at June 30, 2021, totaling $0.8 million, which are issued under the credit facility, secure certain of our other obligations. As of August 4, 2021, these letters of credit are scheduled to mature between September 2021 and June 2022 and are required to be renewed annually.

We also have a mortgage note as of June 30, 2021, that we assumed in connection with a previous acquisition of a senior living community. Payments of principal and interest are due monthly under this mortgage debt until maturity in September 2032. The annual interest rate on this mortgage debt was 6.20% as of June 30, 2021.

As of June 30, 2021, we had — borrowings outstanding under our Credit Facility, $0.8 million in letters of credit issued under our Credit Facility, $46.5 million available for borrowing under our Credit Facility, and $7.0 million outstanding on the mortgage note. As of June 30, 2021, we believe we were in compliance with all applicable covenants under our debt agreements.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:

•The duration and severity of the Pandemic, and its impact on our and DHC's business, results, operations and liquidity, and the impact of the Pandemic on the senior living industry in general,

•The availability, effectiveness, impact and extent of administration of COVID-19 vaccines and therapeutic treatments on public health and safety, economic conditions, the senior living industry and our business,

•The execution of the Strategic Plan and our expectations regarding the related timing, costs, savings and benefits,

•Our expectations for the operation and performance of the business following implementation of the Strategic Plan,

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

•The effects of the implementation of the Strategic Plan on our business and operations.

For example:

•Challenging conditions in the senior living industry continue to exist and our business and operations remain subject to substantial risks, many of which are beyond our control. As a result, our operations may not be profitable in the future and we may realize losses,

•We may not successfully execute our strategic growth initiatives,

•Our ability to deliver senior living management or rehabilitation and wellness services profitably and increase the revenues generated by us depends upon many factors, including our ability to integrate new communities and clinics into our existing operations, as well as some factors that are beyond our control, such as the demand for our services arising from economic conditions generally and competition from other providers of services to older adults. We may not be able to successfully integrate, operate, compete and profitably manage our senior living communities and rehabilitation and wellness services clinics,

•We expect to enter into additional management arrangements with DHC or other owners for additional senior living communities. However, we cannot be sure that we will enter any additional management arrangements,

•Our belief that the aging of the U.S. population and increasing life spans of older adults will increase demand for senior living communities and services may not be realized or may not result in increased demand for our services,

•Our investments in our workforce and continued focus on reducing team member turnover by enhancing our competitiveness in the marketplace with respect to cash compensation and other benefits, as well as our innovative efforts to attract talent, may not be successful and may not result in the benefits we expect to achieve through such investments,

•We may not be able to implement each aspect of the Strategic Plan by the end of 2021 or at all, for example:

◦We and DHC may not be able to identify and agree to terms with new operators or otherwise transition the remaining 82 senior living communities that we currently manage for DHC to new operators, or the timing of such transitions may be delayed or may change,

◦We may not be able to successfully reposition the 1,473 SNF units that have been closed to other types of units,

◦We may not be able to close or reposition certain of the 59 SNF units in one CCRC that we will continue to manage for DHC, or the timing of such closures or repositions may be delayed or may change,

◦We may not be able to close the ten remaining Ageility inpatient rehabilitation clinics operating in some transitioning communities, or the timing of such closures may be delayed or may change,

•The costs of implementing the Strategic Plan may be more than we expect,

•We may not realize the benefits we anticipate from the Strategic Plan,

•We may not be able to achieve our objectives following implementation of the Strategic Plan, including partially offsetting the revenue loss from the senior living communities we intend to transition with expense reductions to right-size operations, on the anticipated timeline, or at all,

•We cannot be sure that the terms of our new management arrangements with DHC will achieve the anticipated benefit on our operating results,

•Our marketing initiatives may not succeed in increasing our revenues, and they may cost more than any increased revenues they may generate,

•Our strategic investments to enhance efficiencies in, and benefits from, our purchasing of services may not be successful or generate the returns we expect,

•Circumstances that adversely affect the ability of older adults or their families to pay for our services, such as economic downturns, weakening housing market conditions, higher levels of unemployment among our customers or their family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics generally could affect the revenues and profitability of our business,

•Customers who pay for our services with their private resources may become unable to afford our services, resulting in decreased revenues,

•The various federal and state government agencies that pay us for the services we provide to some of our customers are still experiencing budgetary constraints and may lower the Medicare, Medicaid and other rates they pay us. On December 27, 2020, Medicare payments related to outpatient therapy were reduced by 3.5% as a result of the Consolidated Appropriations Act,

•Our efforts to mitigate the continued effects of the Pandemic may not be sufficient,
•We expect that the Pandemic may now continue to adversely affect our business, operating results and financial condition, due to continual deterioration of occupancy at our senior living communities, staffing pressures and potential medical and food supply shortages as well as increased COVID-19 testing costs that may have an adverse effect on the operating costs of our senior living communities,

•We believe that our insurance costs may continue to rise as a result of claims or litigation associated with the Pandemic, coupled with general market conditions prior to the Pandemic,

•We may be unable to repay or refinance our debt obligations when they become due,
•At June 30, 2021, we had $99.3 million of unrestricted cash and cash equivalents. As of June 30, 2021, we had — borrowings under our Credit Facility, letters of credit issued under the Credit Facility in an aggregate amount of $0.8 million and $46.5 million available for borrowing under our Credit Facility. In addition, we believe that we have adequate financial resources to fund our business for at least the next 12 months. However, we have incurred in the most recent, and in prior periods, and we may continue to incur in future periods, operating losses and we have a large accumulated deficit. Moreover, certain aspects of our operations and future growth opportunities that we may pursue in our business may require significant amounts of working cash and require us to make significant capital expenditures. Further, the Pandemic has adversely impacted our business and is expected to continue to do so. As a result, we may not have sufficient cash liquidity,
•Actual costs under our credit facility will be higher than LIBOR plus a premium because of other fees and expenses associated with our Credit Facility,
•The amount of available borrowings under our Credit Facility is subject to our having qualified collateral, which is primarily based on the value of the assets securing our obligations under our Credit Facility. Accordingly, the available borrowings under our Credit Facility at any time may be less than $65.0 million. Also, the availability of borrowings under our Credit Facility is subject to our satisfying certain financial covenants and other conditions that we may be unable to satisfy,
•We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not be able to successfully carry out this intention. Further, market disruptions, such as may be caused and continued by the Pandemic and economic conditions, may significantly limit our access to capital,

•Our actions and approach to managing our insurance costs, including our operating an offshore captive insurance company and self-insuring with respect to certain liability matters, may not be successful and could result in our incurring significant costs and liabilities that we will be responsible for funding,

•Contingencies in any applicable acquisition or sale agreements we have entered into, or may enter into, may not be satisfied and our applicable acquisitions or sales, and any related management arrangements we may expect to enter into or exit, may not occur, may be delayed or the terms of such transactions or arrangements may change,

•We may be unable to meet collateral requirements related to our workers’ compensation insurance program for future policy years, which may result in increased costs for such insurance program,

•We may not be able to sell senior living communities that we own, lease or manage, that we, our landlord or DHC may seek to sell, on acceptable terms or we may incur losses in connection with any such sales,

•We believe that our relationships with our related parties, including DHC, RMR LLC, ABP Trust and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and

•Our senior living management and rehabilitation and wellness services are subject to extensive government regulation, licensure and oversight. We sometimes have regulatory issues in the operation of our senior living communities and rehabilitation and wellness services clinics and, as a result, some of our communities may periodically be prohibited from admitting new residents, or our license to continue operations at a community or clinic may be suspended or revoked. Also, operating deficiencies or a license revocation at one or more of our senior living communities or rehabilitation and wellness services clinics may have an adverse impact on our ability to operate, obtain licenses for, or attract residents or clients to, our other communities and clinics.

Currently, unexpected results could occur due to many different circumstances, some of which are beyond our control, such as acts of terrorism, natural disasters, epidemics and other widespread illnesses including the COVID-19 pandemic, changed Medicare or Medicaid rates, new legislation, regulations or rulemaking affecting our business, or changes in capital markets or the economy generally.

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

Item 1A. Risk Factors

Our business faces many risks, a number of which are described under the caption “Risk Factors” in our Annual Report, as supplemented by the risk factors described below. The risks described in our Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and this Quarterly Report, and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

We may be unable to implement the Strategic Plan in a timely manner or at all, and it may not result in the benefits we expect.

On April 9, 2021, we announced the Strategic Plan to reposition our senior living management business to focus on larger independent living, assisted living and memory care communities as well as stand-alone independent living and active adult communities. Pursuant to the Strategic Plan, we, among other things, amended our management arrangements with DHC to facilitate the transition of 108 senior living communities that we currently manage for DHC to new operators, and we intend to (i) reposition 1,473 SNF units that were closed in 26 CCRCs and to close and reposition 59 SNF units in one CCRC that we have not already closed pursuant to the Strategic Plan and that we will continue to manage for DHC, (ii) close the remaining ten Ageility inpatient rehabilitation clinics in certain transitioning communities and (iii) eliminate certain positions in our corporate, regional and divisional teams as well as impacted units and clinics.

We may not be able to transition management of the senior living communities to other operators or to reposition or close SNF units before year end 2021, as anticipated, or at all.

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

In connection with the Strategic Plan, through June 30, 2021, we have eliminated approximately 900 staff and management positions. When completed, we intend to eliminate approximately 150, or 38.5% of the positions in our corporate, regional and divisional teams and approximately 1,180, or 8.3%, of the positions in our communities and clinics. This reduction in force may result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, which could adversely affect our operations and increase the risk that we may not comply with accounting, legal and regulatory requirements and may not be able to pursue certain business opportunities. Our management may also need to divert attention away from our strategic and operational activities to manage these organizational changes. In addition, we may not achieve anticipated benefits from the reduction in force, including the expected cost savings and operational efficiencies.

The substantial majority of the senior living communities that we operate are owned by DHC and our business is substantially dependent on our relationship with DHC.

Our business is substantially dependent upon our continued relationship with DHC. Of the 252 senior living communities we operated at June 30, 2021, 228 are owned by DHC. In connection with the Strategic Plan, we and DHC amended our management agreements to facilitate the transition of 108 senior living communities that we currently manage for DHC to new operators and close and reposition approximately 1,500 SNF units in 27 CCRCs that we will continue to manage for DHC. The transition of management of 108 senior living communities that we currently manage for DHC to other operators as well as the closing and repositioning of the SNF units will result in lower operating revenues and may have an adverse impact on our relationship with DHC, each of which could harm our financial condition and ability to achieve our long-term growth initiatives. In addition, the 108 senior living communities that we expect to transition to new operators, have 44 Ageility outpatient rehabilitation clinics, which due to the transfer to a new operator may be subject to closure.

DHC may terminate our management agreements in certain circumstances, including if the EBITDA we generate at our managed senior living communities does not exceed target levels or for our uncured material breach. The loss of our management agreements with DHC, or a material change to their terms, could have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2021:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 2021	483	$5.76	—	$—
Total	483	$5.76	—	$—
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

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	File Number	Filing Date	Filed Herewith
3.1	Composite Copy of Articles of Amendment and Restatement, dated December 5, 2001, as amended to date. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)	10-Q	3.1	001-16817	11/6/2019
3.2	Amended and Restated Bylaws of the Company, adopted March 3, 2017. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)	10-K	3.6	001-16817	3/3/2017
4.1	Form of Common Stock Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)	10-Q	4.1	001-16817	11/6/2019
4.2	Consent, Standstill, Registration Rights and Lock-Up Agreement, dated October 2, 2016, among the Company, ABP Trust, ABP Acquisition LLC, Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 2016.)	8-K	10.1	001-16817	10/6/2016
10.1	Amended and Restated Master Management Agreement, dated June 9, 2021	8-K	10.1	001-16817	6/9/2021
10.2	Amended and Restated Guaranty Agreement, dated June 9, 2021	8-K	10.2	001-16817	6/9/2021
10.3	Summary of Director Compensation	8-K	10.3	001-16817	6/8/2021
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)	10-Q	31.1			X

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	File Number	Filing Date	Filed Herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)	10-Q	31.2			X
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)	10-Q	32.1			X
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE STAR SENIOR LIVING INC.

Katherine E. Potter
President and Chief Executive Officer
(Principal Executive Officer)
Dated: August 4, 2021

Jeffrey C. Leer
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Dated: August 4, 2021