Form 10-Q/A
period 2021-06-30
FIVE STAR SENIOR LIVING INC.
filed 2021-08-05
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
(AMENDMENT NO. 1)
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

EXPLANATORY NOTE

Five Star Senior Living is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Securities and Exchange Commission on August 4, 2021 (the “Original Report”), solely to correct the signature page to the Original Report, which inadvertently omitted the electronic signatures.

Except for the adding of the electronic signatures, no other changes have been made to the Original Report. This Amendment does not reflect any subsequent events occurring after the original filing date of the Original Report or modify or update in any way disclosures made in the Original Report.

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
Dated: August 5, 2021

/s/ Jeffrey C. Leer
Jeffrey C. Leer
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Dated: August 5, 2021