Form 10-Q
period 2021-09-30
FIVE STAR SENIOR LIVING INC.
filed 2021-11-03
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
or
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

Number of registrant’s shares of common stock, $0.01 par value, outstanding as of November 1, 2021: 31,750,204.

FIVE STAR SENIOR LIVING INC.
FORM 10-Q
September 30, 2021

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

PART I. Financial Information
Item 1. Financial Statements
Five Star Senior Living Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$80,188	$84,351
Restricted cash and cash equivalents	23,615	23,877
Accounts receivable, net of allowance of $3,709 and $3,149, respectively	8,647	9,104
Due from related person	33,215	96,357
Debt and equity investments, of which $8,689 and $11,125 are restricted, respectively	19,498	19,961
Prepaid expenses and other current assets	19,990	28,658
Total current assets	185,153	262,308

Property and equipment, net	157,028	159,251
Operating lease right-of-use assets	9,452	18,030
Finance lease right-of-use assets	3,698	4,493
Restricted cash and cash equivalents	1,137	1,369
Restricted debt and equity investments	3,841	4,788
Equity investment of an investee, net	11	11
Other long-term assets	10,119	3,956
Total assets	$370,439	$454,206

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,440	$23,454
Accrued expenses and other current liabilities	32,000	41,843
Accrued compensation and benefits	38,072	70,543
Accrued self-insurance obligations	30,461	31,355
Operating lease liabilities	417	2,567
Finance lease liabilities	856	808
Due to related persons	3,413	6,585
Mortgage note payable	409	388
Security deposits and current portion of continuing care contracts	303	365
Total current liabilities	122,371	177,908

Long-term liabilities:
Accrued self-insurance obligations	36,664	37,420
Operating lease liabilities	9,552	17,104
Finance lease liabilities	3,274	3,921
Mortgage note payable	6,473	6,783
Other long-term liabilities	338	538
Total long-term liabilities	56,301	65,766

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01: 75,000,000 shares authorized, 31,753,484 and 31,679,207 shares issued and outstanding, respectively	318	317
Additional paid-in-capital	460,798	460,038
Accumulated deficit	(270,330)	(251,139)
Accumulated other comprehensive income	981	1,316
Total shareholders’ equity	191,767	210,532
Total liabilities and shareholders' equity	$370,439	$454,206
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Five Star Senior Living Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES
Rehabilitation and wellness services	$15,382	$21,124	$52,388	$61,776
Senior living	16,320	18,525	49,755	59,112
Management fees	11,220	15,302	37,997	48,058
Total management and operating revenues	42,922	54,951	140,140	168,946
Reimbursed community-level costs incurred on behalf of managed communities	177,231	233,783	585,662	689,903
Other reimbursed expenses	5,678	6,589	27,750	19,003
Total revenues	225,831	295,323	753,552	877,852

Other operating income	—	—	7,795	1,499

OPERATING EXPENSES
Rehabilitation and wellness services expenses	13,536	16,716	45,414	50,361
Senior living wages and benefits	8,547	11,128	30,456	30,633
Other senior living operating expenses	7,184	7,407	22,418	20,246
Community-level costs incurred on behalf of managed communities	177,231	233,783	585,662	689,903
General and administrative	21,817	19,774	66,956	65,051
Restructuring expenses	1,220	142	16,859	1,412
Depreciation and amortization	2,983	2,680	8,912	8,084
Total operating expenses	232,518	291,630	776,677	865,690

Operating (loss) income	(6,687)	3,693	(15,330)	13,661

Interest, dividend and other income	84	104	244	625
Interest and other expense	(507)	(379)	(1,379)	(1,170)
Unrealized gain (loss) on equity investments	22	435	555	(160)
Realized gain on sale of debt and equity investments	—	327	193	422
Loss on termination of leases	(3,277)	—	(3,277)	(22,899)
Income (loss) before income taxes	(10,365)	4,180	(18,994)	(9,521)
(Provision) benefit for income taxes	164	(465)	(194)	(971)
Net (loss) income	$(10,201)	$3,715	$(19,188)	$(10,492)

Weighted average shares outstanding—basic	31,618	31,486	31,567	31,465
Weighted average shares outstanding—diluted	31,618	31,563	31,567	31,465

Net (loss) income per share—basic	$(0.32)	$0.12	$(0.61)	$(0.33)
Net (loss) income per share—diluted	$(0.32)	$0.12	$(0.61)	$(0.33)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Five Star Senior Living Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(10,201)	$3,715	$(19,188)	$(10,492)
Other comprehensive (loss) income:
Unrealized (loss) gain on debt investments, net of tax of $0	(67)	(20)	(317)	710
Realized gain on debt investments reclassified and included in net (loss) income, net of tax of $0	—	(290)	(18)	(303)
Other comprehensive (loss) income	(67)	(310)	(335)	407
Comprehensive (loss) income	$(10,268)	$3,405	$(19,523)	$(10,085)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Five Star Senior Living Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Three and Nine Months Ended September 30, 2021
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at January 1, 2021	31,679,207	$317	$460,038	$(251,139)	$1,316	$210,532
Comprehensive income (loss):
Net income	—	—	—	3,315	—	3,315
Unrealized loss on debt investments, net of tax	—	—	—	—	(294)	(294)
Total comprehensive income (loss)	—	—	—	3,315	(294)	3,021
Grants under share award plan and share-based compensation	—	—	76	—	—	76
Repurchases and forfeitures under share award plan	(2,778)	—	(1)	—	—	(1)
Balance at March 31, 2021	31,676,429	317	460,113	(247,824)	1,022	213,628
Comprehensive income (loss):
Net loss	—	—	—	(12,302)	—	(12,302)
Unrealized gain on debt investments, net of tax	—	—	—	—	44	44
Realized gain on debt investments reclassified and included in net loss, net of tax	—	—	—	—	(18)	(18)
Total comprehensive income (loss)	—	—	—	(12,302)	26	(12,276)
Grants under share award plan and share-based compensation	87,500	1	637	—	—	638
Repurchases and forfeitures under share award plan	(2,801)	—	(13)	(3)	—	(16)
Balance at June 30, 2021	31,761,128	318	460,737	(260,129)	1,048	201,974
Comprehensive income (loss):
Net loss	—	—	—	(10,201)	—	(10,201)
Unrealized (loss) on debt investments, net of tax	—	—	—	—	(67)	(67)
Total comprehensive loss	—	—	—	(10,201)	(67)	(10,268)
Grants under share award plan and share-based compensation	—	—	76	—	—	76
Repurchases and forfeitures under share award plan	(7,644)	—	(15)	—	—	(15)
Balance at September 30, 2021	31,753,484	$318	$460,798	$(270,330)	$981	$191,767

Five Star Senior Living Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Three and Nine Months Ended September 30, 2020
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at January 1, 2020	5,154,892	$52	$362,450	$(245,184)	$2,663	$119,981
Comprehensive income (loss):
Net loss	—	—	—	(17,209)	—	(17,209)
Unrealized gain on debt investments, net of tax	—	—	—	—	427	427
Realized gain on debt investments reclassified and included in net loss, net of tax	—	—	—	—	(10)	(10)
Total comprehensive income (loss)	—	—	—	(17,209)	417	(16,792)
Cumulative effect adjustment to beginning accumulated deficit and accumulated other comprehensive income in connection with a reclassification of equity investments previously classified as debt investments	—	—	—	1,694	(1,694)	—
Issuance of common shares	26,387,007	264	97,076	—	—	97,340
Grants under share award plan and share-based compensation	4,000	—	81	—	—	81
Repurchases and forfeitures under share award plan	(3,564)	—	(1)	—	—	(1)
Balance at March 31, 2020	31,542,335	316	459,606	(260,699)	1,386	200,609
Comprehensive income (loss):
Net income	—	—	—	3,002	—	3,002
Unrealized gain on debt investments, net of tax	—	—	—	—	303	303
Realized gain on debt investments reclassified and included in net loss, net of tax	—	—	—	—	(3)	(3)
Total comprehensive income	—	—	—	3,002	300	3,302
Grants under share award plan and share-based compensation	35,000	—	199	—	—	199
Repurchases and forfeitures under share award plan	(2,836)	—	(4)	—	—	(4)
Balance at June 30, 2020	31,574,499	316	459,801	(257,697)	1,686	204,106
Comprehensive (loss) income:
Net Income	—	—	—	3,715	—	3,715
Unrealized gain on debt investments, net of tax	—	—	—	—	(20)	(20)
Realized gain on debt investments reclassified and included in net loss, net of tax	—	—	—	—	(290)	(290)
Total comprehensive income (loss)	—	—	—	3,715	(310)	3,405
Grants under share award plan and share-based compensation	—	—	53	—	—	53
Repurchases under share award plan	(1,210)	—	(3)	—	—	(3)
Balance at September 30, 2020	31,573,289	$316	$459,851	$(253,982)	$1,376	$207,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Five Star Senior Living Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(19,188)	$(10,492)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,912	8,084
Unrealized (gain) loss on equity investments	(555)	160
Realized gain on sale of debt and equity investments	(193)	(422)
Lease terminations	(408)	22,899
Long-lived asset impairment	890	—
Share-based compensation	761	325
Provision for losses on accounts receivables	1,432	1,315
Other non-cash expense (income) adjustments, net	652	175
Changes in assets and liabilities:
Accounts receivable	(975)	23,120
Due from related person	63,142	(54,249)
Prepaid expenses and other current assets	2,175	(2,393)
Accounts payable	(7,014)	(8,897)
Accrued expenses and other current liabilities	(10,387)	46,126
Accrued compensation and benefits	(32,471)	32,096
Due to related persons	(3,172)	(2,048)
Other current and long term liabilities	(1,801)	6,241
Net cash provided by operating activities	1,800	62,040

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(7,350)	(4,132)
Purchases of debt and equity investments	(231)	(5,688)
Proceeds from sale of property and equipment	—	2,725
Distributions in excess of earnings from Affiliates Insurance Company	—	287
Proceeds from sale of debt and equity investments	2,035	9,078
Net cash (used in) provided by investing activities	(5,546)	2,270

CASH FLOW FROM FINANCING ACTIVITIES:
Costs related to issuance of common stock	—	(559)
Repayments of mortgage notes payable	(308)	(288)
Repayments of finance lease principal	(600)	—
Payment of employee tax obligations on withheld shares	(3)	—
Net cash used in financing activities	(911)	(847)

(Decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(4,657)	63,463
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	109,597	56,979
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$104,940	$120,442

Reconciliation of cash and cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$80,188	$95,779
Current restricted cash and cash equivalents	23,615	23,842
Other restricted cash and cash equivalents	1,137	821
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$104,940	$120,442

Supplemental cash flow information:
Interest paid	$597	$363
Income taxes paid, net	436	40
Operating lease payments, including lease termination payment	6,388	2,620
Financing lease interest payments	255	—

Non-cash investing and financing activities:
Liabilities assumed related to issuance of our common stock	$—	$51,547
Real estate improvements in accrued, not paid	558	2,554
Right-of-use assets obtained in exchange for finance lease liabilities	—	4,515
Right-of-use assets obtained in exchange for operating lease liabilities	9,746	—
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

As of September 30, 2021, we managed or operated 179 senior living communities (primarily independent and assisted living communities) located in 29 states with 22,768 living units, which include four continuing care retirement communities, or CCRCs, with 625 living units which will be transitioned to new operators. As of September 30, 2021, we managed 159 of these senior living communities (20,669 living units) and we owned and operated 20 of these senior living communities (2,099 living units). Our 179 senior living communities, as of September 30, 2021, included 10,628 independent living apartments, 11,856 assisted living suites (which includes 2,454 of our Bridge to Rediscovery memory care units) and 284 skilled nursing facilities, or SNF, units. During the three months ended September 30, 2021 we transitioned the management of 69 senior living communities with approximately 4,800 living units to new operators pursuant to our April 9, 2021 Strategic Plan described below. No units were transitioned prior to June 30, 2021. On September 30, 2021, we terminated our lease on all four communities (with approximately 200 living units) previously leased from Healthpeak Properties Inc., or PEAK. The foregoing numbers exclude living units categorized as out of service.

Our rehabilitation and wellness services segment, which is primarily comprised of Five Star Rehabilitation and Wellness Services doing business as Ageility Physical Therapy Solutions, or Ageility, provides a comprehensive suite of rehabilitation, personal fitness, and wellness services at our senior living communities as well as at unaffiliated senior living communities. As of September 30, 2021, we operated ten inpatient rehabilitation and wellness services clinics in senior living communities owned by Diversified Healthcare Trust, or DHC, of which two of the communities are managed by us and eight of the communities were transitioned to new operators during the three months ended September 30, 2021. As of September 30, 2021, we operated 223 outpatient rehabilitation and wellness services clinics, of which 122 were located at our managed and owned senior living communities and 101 were located within senior living communities not owned by us or managed on behalf of DHC.

Strategic Plan. On April 9, 2021, we announced a new strategic plan, or the Strategic Plan, including to:

•Reposition our senior living management service offering to focus on larger independent living and assisted living as well as active adult communities and exit skilled nursing by transitioning 108 communities to new operators and closing approximately 1,500 SNF living units in retained CCRCs;

•Evolve through investment in an enhanced scalable corporate shared services center to support operations to deliver differentiated, customer focused resident experiences across segmented senior living service offerings, as well as through home health and concierge offerings. We are expanding our Ageility service line by introducing innovative fitness and personal training offerings to complement outpatient therapy, and home health services, including strength training, orthopedic rehabilitation, fall prevention, cognitive or memory enhancement, aquatic therapy, and general personal fitness and wellness programs; and

•Diversify with a focus on revenue diversification opportunities, including growing Ageility rehabilitation services and expanding ancillary services to provide choice based, financially flexible resident experience and reach customers outside of our senior living communities.

During the nine months ended September 30, 2021, we made the following progress with respect to the Reposition phase of the Strategic Plan:

•We and DHC amended our management arrangements on June 9, 2021; see Note 11 for additional information on the amendments to the management arrangements with DHC,

•Transitioned the management of 69 senior living communities with approximately 4,800 living units to new operators, all of which occurred during the three months ended September 30, 2021,

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
•DHC has entered into agreements for us to transition the management of an additional 35 senior living communities, with approximately 2,100 living units, to new operators in the fourth quarter of 2021,

•Plan to close one community with approximately 100 living units,

•Closed all 1,532 SNF living units in 27 managed CCRCs, and began collaborating with DHC to reposition these SNF units,

•Closed 27 of the 37 Ageility inpatient rehabilitation clinics we planned to close, and

•For six Ageility inpatient rehabilitation clinics, we entered into agreements with the new operators to continue to operate those clinics for 12 months.

During the nine months ended September 30, 2021, we made the following progress with respect to the Evolve phase of the Strategic Plan:

•Implemented enhancements to our corporate technology infrastructure,

•Invested in critical areas of residential experience, including community wireless connectivity, resident transportation services, re-designed community common areas and resident units,

•Made enhancements to digital marketing infrastructure and implemented a labor management tool, and

•Standardized certain administrative functions through centralization efforts to enhance operating efficiency.

During the nine months ended September 30, 2021, we made the following progress with respect to the Diversify phase of the Strategic Plan:

•Opened 16 net new Ageility outpatient rehabilitation clinics, bringing our Ageility outpatient rehabilitation clinic total to 223, and

•Grew Ageility fitness revenues to $2,413 or a 41.1% increase over the same period in 2020.

In connection with the repositioning of our senior living management services, we expect to incur restructuring expenses of up to $19,000, approximately $13,000 of which we expect DHC will reimburse. These expenses are expected to include up to $7,500 of retention bonus payments, up to $8,700 of severance, benefits and transition expenses, and up to $2,800 of transaction expenses, of which we expect DHC to reimburse approximately $5,100, $7,200 and $700, respectively. For the three and nine months ended September 30, 2021, respectively, we recognized restructuring expenses of $1,220 and $16,859 related to the Strategic Plan which was partially offset by $813 and $12,344 of other reimbursed expenses related to the amounts to be reimbursed by DHC, respectively, for the three and nine months ended September 30, 2021. See Note 16 for summary of restructuring expenses and the corresponding liability.

See Notes 11, 16 and 17 for more information on the Strategic Plan, the amendments to our management arrangements and our business arrangements with DHC.

See Note 17 for summary of further progress made on the repositioning of our senior living management services during October 2021.

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
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
2. Summary of Significant Accounting Policies

Estimates and Assumptions. The preparation of these condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that may affect the amounts reported in these condensed consolidated financial statements and related notes. Significant estimates in our condensed consolidated financial statements relate to revenue recognition, including contractual allowances, the allowance for doubtful accounts, self-insurance reserves and estimates concerning our provision for income taxes or valuation allowance related to deferred tax assets.

Our actual results could differ from our estimates. We periodically review estimates and assumptions, and we reflect the effects of changes, if any, in the condensed consolidated financial statements in the period that they are determined.

There have been no changes to our significant accounting policies disclosed in our Annual Report, except for the additional disclosure noted below. See summary of significant accounting policies in our Annual Report.

Accounting for Costs Associated with Exit or Disposal Activities. A liability for costs associated with exit or disposal activities other than in a business combination, is recognized when the liability is incurred. The liability, recognized under Accounting Standards Codification, or ASC, 420, Exit or Disposal Cost Obligations and ASC 712, Compensation — Nonretirement Postemployment - special termination benefits, is measured at fair value, with adjustments for changes in estimated cash flows recognized in earnings. During the three and nine months ended September 30, 2021, costs were incurred related to the Strategic Plan. See Note 16 for summary of restructuring expenses and the corresponding liability.

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
(dollar amounts in thousands, except per share amounts)
(unaudited)
3. Revenue and Other Operating Income

The following tables present revenue from contracts by segment with customers disaggregated by type of payer, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors:

	Three Months Ended September 30, 2021
	Senior Living		Rehabilitation and Wellness Services (3)	Total
Private payer	$16,032		$293	$16,325
Medicare and Medicaid programs	288		10,073	10,361
Other third-party payer programs	—		5,016	5,016
Management fees	11,220	(1) (2)	—	11,220
Reimbursed community-level costs incurred on behalf of managed communities	177,231	(1) (2)	—	177,231
Other reimbursed expenses	5,678	(1) (4)	—	5,678
Total revenues	$210,449		$15,382	$225,831
_______________________________________
(1)    Represents separate revenue sources earned from DHC; see Note 4 for discussion of Segment Information.
(2)    (i) We intend to transition 108 senior living communities managed on behalf of DHC, with approximately 7,500 living units to new operators in 2021; of which 69 senior living communities with approximately 4,800 living units were transitioned to new operators during the three months ended September 30, 2021 and (ii) we closed 59 SNF units in one CCRC during the three months ended September 30, 2021 and closed an additional 1,473 SNF units in 26 CCRCs during the three months ended June 30, 2021 and are in the process of repositioning these units that we will continue to manage for DHC. The management fees we recognized related to these communities and units for the three months ended September 30, 2021 were $2,710. See Notes 1, 11, 16 and 17 for more information.
(3)    We expect to close an additional ten Ageility inpatient rehabilitation clinics. Revenue related to these clinics for the three months ended September 30, 2021 was $1,508. See Notes 1, 16 and 17 for more information.
(4)    Includes $813 of restructuring expenses to be reimbursed by DHC for the three months ended September 30, 2021.

	Three Months Ended September 30, 2020
	Senior Living		Rehabilitation and Wellness Services	Total
Private payer	$18,347		$1,296	$19,643
Medicare and Medicaid programs	178		10,747	10,925
Other third-party payer programs	—		9,081	9,081
Management fees	15,302	(1)	—	15,302
Reimbursed community-level costs incurred on behalf of managed communities	233,783	(1)	—	233,783
Other reimbursed expenses	6,589	(1)	—	6,589
Total revenues	$274,199		$21,124	$295,323
_______________________________________
(1)    Represents separate revenue sources earned from DHC.

	Nine Months Ended September 30, 2021
	Senior Living		Rehabilitation and Wellness Services(3)	Total
Private payer	$48,935		$805	$49,740
Medicare and Medicaid programs	820		31,433	32,253
Other third-party payer programs	—		20,150	20,150
Management fees	37,997	(1) (2)	—	37,997
Reimbursed community-level costs incurred on behalf of managed communities	585,662	(1) (2)	—	585,662
Other reimbursed expenses	27,750	(1) (4)	—	27,750
Total revenues	$701,164		$52,388	$753,552
_______________________________________
(1)    Represents separate revenue sources earned from DHC; see Note 4 for discussion of Segment Information.
(2)    (i) We intend to transition 108 senior living communities managed on behalf of DHC, with approximately 7,500 living units to new operators in 2021; of which 69 senior living communities with approximately 4,800 living units were transitioned to new operators during the three months ended September 30, 2021 and (ii) we closed 1,532 SNF units in 27 CCRCs during the nine months ended September 30, 2021 and are in the process of repositioning these units that we will continue to manage for DHC. The management fees we recognized related to these communities and units for the nine months ended September 30, 2021 were $12,329. See Notes 1, 11, 16 and 17 for more information.

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
(3)    27 Ageility inpatient rehabilitation clinics were closed during the nine months ended September 30, 2021 and we expect to close an additional ten Ageility inpatient rehabilitation clinics. Revenue related to these clinics for the nine months ended September 30, 2021 was $9,579. See Notes 1, 16 and 17 for more information.
(4)    Includes $12,344 of restructuring expenses to be reimbursed by DHC for the nine months ended September 30, 2021.

	Nine Months Ended September 30, 2020
	Senior Living		Rehabilitation and Wellness Services	Total
Private payer	$57,921		$3,407	$61,328
Medicare and Medicaid programs	1,191		29,881	31,072
Other third-party payer programs	—		28,488	28,488
Management fees	48,058	(1)	—	48,058
Reimbursed community-level costs incurred on behalf of managed communities	689,903	(1)	—	689,903
Other reimbursed expenses	19,003	(1)	—	19,003
Total revenues	$816,076		$61,776	$877,852
_______________________________________
(1)    Represents separate revenue sources earned from DHC.

Other operating income. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law. Under the CARES Act, the U.S. Department of Health and Human Services, or HHS, established the Provider Relief Fund. The Provider Relief Fund was further supplemented on December 27, 2020 by the Consolidated Appropriations Act, 2021. Retention and use of the funds received under the CARES Act are subject to certain terms and conditions, including certain reporting requirements. Other operating income includes income recognized for funds we have received pursuant to the Provider Relief Fund of the CARES Act for which we have determined that we were in compliance with the terms and conditions of the Provider Relief Fund of the CARES Act. We recognize other operating income in our condensed consolidated statements of operations to the extent we estimate we have COVID-19 incurred losses or related costs for which provisions of the CARES Act is intended to compensate. The amount of income we recognize for these estimated losses and costs is limited to the amount of funds we received during the period in which the estimated losses and costs were recognized or incurred or, if funds were received subsequently, the period in which the funds were received. We recognized other operating income of $7,795 and $1,499 for the nine months ended September 30, 2021 and 2020, respectively, and none in the three months ended September 30, 2021 and 2020. See Note 15 for more information.

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

	Three Months Ended September 30, 2021
	Senior Living (1)	Rehabilitation and Wellness Services (2)	Corporate and Other (3)	Total
Revenues	$210,449	$15,382	$—	$225,831
Operating expenses	200,570	13,349	18,599	232,518
Operating income (loss)	9,879	2,033	(18,599)	(6,687)
Allocated corporate and other costs	(10,388)	(770)	11,158	—
Other (loss) income, net	(3,202)	—	(476)	(3,678)
(Loss) income before income taxes	(3,711)	1,263	(7,917)	(10,365)
Benefit for income taxes	—	—	164	164
Net (loss) income	$(3,711)	$1,263	$(7,753)	$(10,201)
_______________________________________
(1)    (i) We intend to transition 108 senior living communities managed on behalf of DHC, with approximately 7,500 living units to new operators in 2021; of which 69 senior living communities with approximately 4,800 living units were transitioned to new operators during the three months ended September 30, 2021 and (ii) we closed 59 SNF units in one CCRC during the three months ended September 30, 2021 and closed an additional 1,473 SNF units in 26 CCRCs during the three months ended June 30, 2021 and are in the process of repositioning these units that we will continue to manage for DHC. See

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
Notes 1, 11, 16 and 17 for more information. As more fully described in Note 16, the senior living segment recognized $813 of restructuring expenses related to the Strategic Plan and $813 of other reimbursed expenses in the three months ended September 30, 2021.
(2)    We expect to close an additional ten Ageility inpatient rehabilitation clinics. See Notes 1, 16 and 17 for more information. As more fully described in Note 16, the rehabilitation and wellness services segment recognized $(310) of restructuring expenses related to the Strategic Plan in the three months ended September 30, 2021.
(3)    As more fully described in Note 16, Corporate and Other recognized $717 of restructuring expenses related to the Strategic Plan in the three months ended September 30, 2021.

	Three Months Ended September 30, 2020
	Senior Living	Rehabilitation and Wellness Services	Corporate and Other	Total
Revenues	$274,199	$21,124	$—	$295,323
Other operating income	—	—	—	—
Operating expenses	260,077	16,833	14,720	291,630
Operating income (loss)	14,122	4,291	(14,720)	3,693
Allocated corporate and other costs	(13,657)	(1,052)	14,709	—
Other income (loss), net	(122)	—	609	487
Income before income taxes	343	3,239	598	4,180
Provision for income taxes	—	—	(465)	(465)
Net income	$343	$3,239	$133	$3,715

	Nine Months Ended September 30, 2021
	Senior Living (1)	Rehabilitation and Wellness Services (2)	Corporate and Other (3)	Total
Revenues	$701,164	$52,388	$—	$753,552
Other operating income	7,776	19	—	7,795
Operating expenses	671,991	47,204	57,482	776,677
Operating income (loss)	36,949	5,203	(57,482)	(15,330)
Allocated corporate and other costs	(34,811)	(2,621)	37,432	—
Other (loss) income, net	(2,557)	—	(1,107)	(3,664)
(Loss) income before income taxes	(419)	2,582	(21,157)	(18,994)
Provision for income taxes	—	—	(194)	(194)
Net (loss) income	$(419)	$2,582	$(21,351)	$(19,188)
_______________________________________
(1)    (i) We intend to transition 108 senior living communities managed on behalf of DHC, with approximately 7,500 living units to new operators in 2021; of which 69 senior living communities with approximately 4,800 living units were transitioned to new operators during the three months ended September 30, 2021 and (ii) we closed 1,532 SNF units in 27 CCRCs during the nine months ended September 30, 2021 and are in the process of repositioning these units that we will continue to manage for DHC. See Notes 1, 11, 16 and 17 for more information. As more fully described in Note 16, the senior living segment recognized $12,344 of restructuring expenses related to the Strategic Plan and $12,344 of other reimbursed expenses in the nine months ended September 30, 2021.
(2)    27 Ageility inpatient rehabilitation clinics were closed during the nine months ended September 30, 2021 and we expect to close an additional ten Ageility inpatient rehabilitation clinics. See Notes 1, 16 and 17 for more information. As more fully described in Note 16, the rehabilitation and wellness services segment recognized $1,410 of restructuring expenses related to the Strategic Plan in the nine months ended September 30, 2021.
(3)    As more fully described in Note 16, Corporate and Other recognized $3,105 of restructuring expenses related to the Strategic Plan in the nine months ended September 30, 2021.

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

	Nine Months Ended September 30, 2020
	Senior Living	Rehabilitation and Wellness Services	Corporate and Other	Total
Revenues	$816,076	$61,776	$—	$877,852
Other operating income	—	1,499	—	1,499
Operating expenses	766,415	50,708	48,567	865,690
Operating income (loss)	49,661	12,567	(48,567)	13,661
Allocated corporate and other costs	(43,448)	(3,094)	46,542	—
Other income (loss), net	(163)	—	(23,019)	(23,182)
(Loss) income before income taxes	6,050	9,473	(25,044)	(9,521)
Provision for income taxes	—	—	(971)	(971)
Net (loss) income	$6,050	$9,473	$(26,015)	$(10,492)

5. Property and Equipment, net

Property and equipment, net consist of the following:

	September 30, 2021	December 31, 2020
Land	$12,155	$12,155
Buildings, construction in process and improvements	202,897	202,679
Furniture, fixtures and equipment	61,551	60,713
Property and equipment, at cost	276,603	275,547
Less: accumulated depreciation	(119,575)	(116,296)
Property and equipment, net	$157,028	$159,251

On September 30, 2021, we terminated our lease on the four communities that we leased from PEAK. Under the terms of the termination agreements, we recorded a loss on lease termination of $3,277. Included in the calculation of the loss on lease termination was the derecognition of $1,173 of all property and equipment at the four previously leased communities. The loss was the aggregate of the lease termination fee of $3,100, other obligations of $548, legal transaction costs of $37, and the net derecogniton carrying amounts of our right of use asset of $16,055, leasehold improvements and other fixed assets of $1,173, and the remaining lease obligations of $17,636. See Note 11 for further information on our determination of the loss on termination of the four leased communities.

On April 4, 2021, one of the four previously leased communities had a fire that caused extensive damage to the community. As a result, we recorded an impairment on certain furniture, fixtures and equipment and building improvements for the nine months ended September 30, 2021 of $890, which is recorded in other senior living expenses in the statement of operations. Insurance proceeds received for property damages to the previously leased community caused by the fire of $1,500 were subsequently transferred to PEAK.

We recorded depreciation expense relating to our property and equipment of $2,692 and $2,680 for the three months ended September 30, 2021 and 2020, respectively, and $8,082 and $8,084 for the nine months ended September 30, 2021 and 2020, respectively. In relation to the communities previously leased from PEAK, the disposal of fixed assets resulted in a decrease in accumulated depreciation of $4,803.

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
6. Accumulated Other Comprehensive Income

The following tables detail the changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021
	Equity Investment of an Investee	Investments	Accumulated Other Comprehensive Income
Balance at January 1, 2021	$(175)	$1,491	$1,316
Unrealized loss on debt investments, net of tax	—	(317)	(317)
Realized gain on debt investments reclassified and included in net loss, net of tax	—	(18)	(18)
Balance at September 30, 2021	$(175)	$1,156	$981

	Nine Months Ended September 30, 2020
	Equity Investment of an Investee	Investments	Accumulated Other Comprehensive Income
Balance at January 1, 2020	$(175)	$2,838	$2,663
Cumulative effect adjustment to beginning accumulated deficit and accumulated other comprehensive income in connection with a reclassification of equity investments previously classified as debt investments	—	(1,694)	(1,694)
Unrealized gain on debt investments, net of tax	—	710	710
Realized gain on debt investments reclassified and included in net income, net of tax	—	(303)	(303)
Balance at September 30, 2020	$(175)	$1,551	$1,376

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

7. Income Taxes

We recognized a benefit for income taxes of $164 and provision for income taxes of $194 for the three and nine months ended September 30, 2021, respectively. We recognized a provision for income taxes of $465 and $971 for the three and nine months ended September 30, 2020, respectively. The benefit for income taxes for the three months ended September 30, 2021 and the provision for income taxes for the nine months ended September 30, 2021 are related to state income taxes. The provision for income taxes for the three months ended September 30, 2020 is related to state income taxes. The provision for income taxes for the nine months ended September 30, 2020 is related to federal income taxes, partially offset by a federal alternative minimum tax, or AMT, credit refund benefit and a federal benefit related to lease termination expense, plus state income taxes, including state valuation allowance. See Note 15 for more information regarding the impact of certain provisions of the CARES Act relating to income and other taxes.

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

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted net (loss) income per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average shares outstanding—basic	31,618	31,486	31,567	31,465
Effect of dilutive securities: unvested share awards	—	77	—	—
Weighted average shares outstanding—diluted (1)	31,618	31,563	31,567	31,465
_______________________________________
(1)    For the three months ended September 30, 2021, 157 of our unvested common shares were not included in the calculation of net loss per share—diluted because to do so would have been anti-dilutive. For the nine months ended September 30, 2021 and 2020, 146 and 108, respectively, of our unvested common shares were not included in the calculation of the net loss per share—diluted because to do so would have been antidilutive.

9. Fair Values of Assets and Liabilities

Recurring Fair Value Measures

The tables below present certain of our assets measured at fair value at September 30, 2021 and December 31, 2020, categorized by the level of input used in the valuation of each asset.

	As of September 30, 2021
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$26,378	$26,378	$—	$—
Investments:
Total equity investments (2)	12,858	6,800	6,058	—
Total debt investments (3)	10,481	5,789	4,692	—
Total investments	23,339	12,589	10,750	—
Total	$49,717	$38,967	$10,750	$—

	As of December 31, 2020
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$26,291	$26,291	$—	$—
Investments:
Total equity investments (2)	12,439	6,465	5,974	—
Total debt investments (3)	12,310	7,301	5,009	—
Total investments	24,749	13,766	10,983	—
Total	$51,040	$40,057	$10,983	$—
_______________________________________

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
(1)    Cash equivalents consist of short-term, highly liquid investments and money market funds held primarily for obligations arising from our self-insurance programs. Cash equivalents are reported in our condensed consolidated balance sheets as cash and cash equivalents and current and long-term restricted cash and cash equivalents. Cash equivalents include $22,278 and $22,837 of balances that were restricted at September 30, 2021 and December 31, 2020, respectively. In addition to the cash equivalents of $26,378 and $26,291 at September 30, 2021 and December 31, 2020, respectively, reflected above, there were cash balances of $76,088 and $80,897 and restricted cash balances of $2,474 and $2,409 at September 30, 2021 and December 31, 2020, respectively.
(2)    The fair value of our equity investments is readily determinable. During the nine months ended September 30, 2021 and 2020, we received gross proceeds of $741 and $3,141, respectively, in connection with the sales of equity investments and recorded gross realized gains totaling $175 and $339, respectively, and gross realized losses totaling $0 and $219, respectively.
(3)    As of September 30, 2021, our debt investments, which are classified as available for sale, had a fair value of $10,481 with an amortized cost of $10,060; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $421, net of unrealized losses of $23. As of December 31, 2020, our debt investments had a fair value of $12,310 with an amortized cost of $11,554; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $756, net of unrealized losses of $4. Debt investments include $6,874 and $8,395 of balances that were restricted as of September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, four debt investments we held, with a fair value of $788, had been in a loss position for less than 12 months and we did not hold any debt investments with a fair value in a loss position for greater than 12 months. We do not believe these investments are impaired primarily because they have not been in a loss position for an extended period of time, the financial conditions of the issuers of these investments remain strong with solid fundamentals as of September 30, 2021, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery, and other factors that support our conclusion that the loss is temporary. During the nine months ended September 30, 2021 and 2020, we received gross proceeds of $1,294 and $5,938, respectively, in connection with the sales of debt investments and recorded gross realized gains totaling $18 and $302, respectively. There were no gross realized losses for the nine months ended September 30, 2021 and 2020, respectively. We record gains and losses on the sales of these investments using the specific identification method.

The amortized cost basis and fair value of available for sale debt securities at September 30, 2021, by contractual maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$2,142	$2,173
Due after one year through five years	4,019	4,219
Due after five years through ten years	3,899	4,089
Total	$10,060	$10,481

Our financial assets (which include cash equivalents and investments) have been valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. During the nine months ended September 30, 2021, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value.

The carrying value of accounts receivable and accounts payable approximates fair value as of September 30, 2021 and December 31, 2020. The carrying value and fair value of our mortgage notes payable were $6,882 and $7,772, respectively, as of September 30, 2021 and $7,171 and $8,177, respectively, as of December 31, 2020, and are categorized in Level 3 of the fair value hierarchy. We estimate the fair value of our mortgage note payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.

Non-Recurring Fair Value Measures

We review the carrying value of our long-lived assets, including our right-of-use assets, property and equipment and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. On April 4, 2021, one of the four previously leased communities had a fire that caused extensive damage to the community. As a result, we deemed the recorded furniture, fixtures and equipment and building improvements at the community had no net recoverable value. We recorded an impairment equal to their carrying value in the nine months ended September 30, 2021 of $890, which is recorded in other senior living expenses in the statement of operations.

10. Indebtedness

Our $65,000 secured revolving credit facility, or Credit Facility, is governed by a credit agreement with a syndicate of lenders. The maturity date of our Credit Facility is June 12, 2022.

Our Credit Facility is available for general business purposes, including acquisitions, and provides for the issuance of letters of credit. We are required to pay interest at a rate of LIBOR plus a premium of 250 basis points per annum, or at a base

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
rate, as defined in our Credit Agreement, plus 150 basis points per annum, on borrowings under our Credit Facility; the effective annual interest rate options, as of September 30, 2021, were 2.58% and 4.75%, respectively. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused portion of the available capacity under our Credit Facility. As of September 30, 2021 and 2020, we had no borrowings outstanding under our Credit Facility. As of September 30, 2021, we had letters of credit issued under the Credit Facility in an aggregate amount of $792 and we had $26,513 available for borrowings under our Credit Facility. We incurred aggregate interest expense related to our Credit Facility of $108 and $253 for the three months ended September 30, 2021 and 2020, respectively, and $566 and $792 for the nine months ended September 30, 2021 and 2020, respectively.

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

At September 30, 2021, we had six irrevocable standby letters of credit outstanding, totaling $27,642. One of these letters of credit in the amount of $26,850, which secures our workers' compensation insurance program, is collateralized by approximately $21,481 of cash equivalents and $5,656 of debt and equity investments. This letter of credit expires in June 2022 and is automatically extended for one-year terms unless notice of nonrenewal is provided prior to the end of the applicable term. At September 30, 2021, the cash equivalents collateralizing this letter of credit are classified as short-term restricted cash and cash equivalents in our condensed consolidated balance sheets, and the debt and equity investments collateralizing this letter of credit are classified as short-term restricted debt and equity investments in our condensed consolidated balance sheets. The remaining five irrevocable standby letters of credit outstanding at September 30, 2021, totaling $792, which are issued under the Credit Facility, secure certain of our other obligations. The termination of leases on our four leased communities resulted in our outstanding letters of credit being reduced by $728 in October 2021. The remaining letter of credit is scheduled to mature in June 2022 and is required to be renewed annually.

At September 30, 2021, one of our senior living communities was encumbered by a mortgage note. This mortgage note contains standard mortgage covenants. We recorded a discount in connection with the assumption of this mortgage note as part of our acquisition of the senior living community secured by this mortgage in order to record this mortgage note at its then estimated fair value. We amortize this discount as an increase in interest expense until the maturity of this mortgage note. This mortgage note requires payments of principal and interest monthly until maturity. The following table is a summary of this mortgage note as of September 30, 2021:

Balance as of September 30, 2021		Contractual Stated Interest Rate	Effective Interest Rate	Maturity Date	Monthly Payment	Lender
$7,092	(1)	6.20%	6.70%	September 2032	$72	Federal Home Loan Mortgage Corporation
_______________________________________
(1)    Contractual principal payments excluding unamortized discount $210.

We incurred interest expense, net of discount amortization, of $119 and $125 with respect to the mortgage note for the three months ended September 30, 2021 and 2020, respectively, and $359 and $378 for the nine months ended September 30, 2021 and 2020, respectively.
We believe we were in compliance with all applicable covenants under our Credit Facility and mortgage note as of September 30, 2021.

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
•as consideration for the share issuances, DHC provided to us $75,000 by assuming certain of our working capital liabilities and through cash payments; we recognized $22,899 in loss on termination of leases, representing the excess of the fair value of the share issuances of $97,899 compared to the consideration of $75,000 paid by DHC. As of September 30, 2020, DHC assumed $51,547 of our working capital liabilities. We received cash of $23,453 from DHC during the nine months ended September 30, 2020; and
•pursuant to a guaranty agreement dated as of January 1, 2020, made by us in favor of DHC’s applicable subsidiaries, we have guaranteed the payment and performance of each of our applicable subsidiary’s obligations under our applicable management agreements with DHC.

We recognized transaction costs of $142 and $1,412 related to the 2020 restructuring of our business arrangements with DHC for the three and nine months ended September 30, 2020, respectively.

2021 Amendments to our Management Arrangements with DHC. As part of the implementation of the Strategic Plan, on June 9, 2021, we amended our management arrangements with DHC. See Notes 1, 16 and 17 for additional information on the Strategic Plan. The principal changes to the management arrangements include:

•we will cooperate with DHC in transitioning the management of 108 senior living communities with approximately 7,500 living units that we then managed, to other third party managers without payment of any termination fee to us;
•DHC will no longer have the right to sell up to an additional $682,000 of senior living communities managed by us and terminate our management of those communities without payment of a termination fee to us upon sale;
•DHC's ability to terminate the management agreement was revised: (i) to not commence until 2025; (ii) the maximum amount of communities that may be terminated was reduced to 10% (from 20%) of the total managed portfolio by revenue per year; and (iii) to provide that achieving less than 80% (from 90%) of budgeted earnings before interest, taxes, and depreciation and amortization, or EBITDA, will be required to qualify as a “Non-Performing Asset” DHC will not be obligated to pay any termination fee to us if it exercises these termination rights;
•we will continue to manage for DHC 120 senior living communities we then managed for it;
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
•The RMR Group LLC, or RMR LLC, assumed oversight of major community renovation or repositioning activities at the senior living communities that we will continue to manage for DHC; and
•the term of our existing management agreements with DHC was extended by two years to December 31, 2036.
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

During the three months ended September 30, 2021, we transitioned the management of 69 senior living communities with approximately 4,800 living units to new operators. As of September 30, 2021, DHC had entered into agreements for us to transition an additional 35 senior living communities with approximately 2,100 living units to new operators in 2021; of which 27 senior living communities with approximately 1,700 living units were transitioned to new operators in October 2021. In October 2021, DHC entered into agreements for us to transition three senior living communities with approximately 500 living units to new operators. During the nine months ended September 30, 2021, we closed all 1,532 SNF units within the 27 CCRC communities that we will continue to manage for DHC. We expect the transition of management of the 11 senior living communities and the repositioning of the 1,532 closed SNF units to be completed during the remainder of 2021. For the three and nine months ended September 30, 2021, we recognized $2,710 and $12,329, respectively, of management fees related to the management of these communities and units. See Note 17 for summary of progress made on the repositioning phase of the Strategic Plan in October 2021.

Senior Living Communities Leased from Healthpeak Properties, Inc.

As of June 30, 2021, we leased four senior living communities under one lease with PEAK. On March 8, 2021, we entered into a second amendment to our master lease with PEAK, pursuant to which we agreed to pay a lease termination fee upon the sale by PEAK of any of the four communities we leased in an amount equal to the difference between: (i) the net present value of the allocated minimum rate payments that would otherwise have been payable with respect to that community for the period beginning on the sale date and ending on April 30, 2023 (discounted at 9%) and (ii) the net present value of the reinvestment returns of the net proceeds from the sale of the community (discounted at 9%), and assuming such net proceeds are reinvested for the period commencing on the sale date and ending on April 30, 2023 at a rate of 5.5%.

On June 3, 2021, we entered into an operations transfer agreement to assist with the transfer of three of four communities that we leased from PEAK to new operators, subject to regulatory and other approvals. These three communities had 152 living units and had senior living revenues of $1,458 and $4,467 for the three and nine months ended September 30, 2021, respectively and lease expense of $538 and $1,622 for the three and nine months ended September 30, 2021, respectively.

On September 30, 2021, we terminated our lease on all four communities that we leased from PEAK. We recognized a $3,277 loss on lease termination for these communities during the three and nine months ended September 30, 2021. The loss was the aggregate of the lease termination fee of $3,100, other obligations of $548, legal transaction costs of $37, and the net derecognition carrying amounts of the Company's right of use asset of $16,055, leasehold improvements and other fixed assets of $1,173, and the remaining lease obligations of $17,636.

On April 4, 2021, one of the communities that we leased from PEAK had a fire that caused extensive damage and the community has been out of service since that date. Insurance proceeds received for damage to the community of $1,500 were remitted to PEAK as of September 30, 2021.

As of October 1, 2021 the PEAK communities are no longer part of our senior living operations.

Senior Living Communities Managed for the Account of DHC and its Related Entities. As of September 30, 2021 and 2020, we managed 159 and 239 senior living communities, respectively, for the account of DHC. We earned management fees of $10,418 and $14,609 from the senior living communities we managed for the account of DHC for the three months ended September 30, 2021 and 2020, respectively, and $35,437 and $46,206 for the nine months ended September 30, 2021 and 2020, respectively. In addition, we earned fees for our management of capital expenditure projects at the communities we managed for the account of DHC of $702 and $573 for the three months ended September 30, 2021 and 2020, respectively, and $2,251 and $1,479 for the nine months ended September 30, 2021 and 2020, respectively. These amounts are included in management fee revenue in our condensed consolidated statements of operations.

We also provide ancillary services to residents at some of the senior living communities we manage for the account of DHC, such as rehabilitation and wellness services. At senior living communities we manage for the account of DHC where we provide rehabilitation and wellness services on an outpatient basis, the residents, third party payers or government programs pay us for those rehabilitation and wellness services. At senior living communities we manage for the account of DHC where we provide inpatient rehabilitation and wellness services, DHC generally pays us for these services and charges for such services are included in amounts charged to residents, third party payers or government programs. We earned revenues of $960 and $5,972 for the three months ended September 30, 2021 and 2020, respectively, and $9,031 and $19,843 for the nine months

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
ended September 30, 2021 and 2020, respectively, for rehabilitation and wellness services we provided at senior living communities we manage for the account of DHC and that are payable by DHC. These amounts are included in rehabilitation and wellness services in our condensed consolidated statements of operations.

We earned management fees of $100 and $120 for the three months ended September 30, 2021 and 2020, respectively, $309 and $372 for the nine months ended September 30, 2021 and 2020, respectively, for management services at a part of a senior living community DHC subleases to an affiliate, which amounts are included in management fee revenues in our condensed consolidated statements of operations.

In 2020, DHC sold nine senior living communities that we previously managed. Upon completion of these sales, our management agreements with DHC with respect to those communities were terminated. In addition, in 2020, DHC also closed seven additional senior living communities and closed one building in one senior living community. For the three and nine months ended September 30, 2020, we recognized $622 and $2,338 of management fees related to these communities. During the nine months ended September 30, 2021, we closed 1,532 SNF units and are in the process of repositioning them. We will continue to manage the repositioned units for DHC. For the three months ended September 30, 2021 and 2020, we recognized $29 and $1,306 of management fee revenue related to these closed SNF units, respectively. For the nine months ended September 30, 2021 and 2020, we recognized $1,863 and $4,503 of management fee revenue related to these closed SNF units, respectively.

In the three months ended September 30, 2021 we transitioned the management of 69 senior living communities that we managed for DHC with approximately 4,800 living units to new operators. For the three months ended September 30, 2021 and 2020, we recognized $1,306 and $2,820 of management fee revenue related to these transitioned communities, respectively. For the nine months ended September 30, 2021 and 2020, we recognized $6,354 and $8,629 of management fee revenue related to these transitioned communities, respectively.

Ageility Clinics Leased from DHC. We lease space from DHC at certain of the senior living communities that we manage for DHC. We use this leased space for outpatient rehabilitation and wellness services clinics. We recognized rent expense of $370 and $392 for the three months ended September 30, 2021 and 2020, respectively, and $1,165 and $1,175 for the nine months ended September 30, 2021 and 2020, respectively, with respect to these leases.

12. Business Management Agreement with RMR LLC

RMR LLC, provides business management services to us pursuant to our business management and shared services agreement. We incurred aggregate fees and certain cost reimbursements payable to RMR LLC of $1,550 and $2,061 for the three months ended September 30, 2021 and 2020, respectively, and $5,149 and $6,535 for the nine months ended September 30, 2021 and 2020, respectively. These amounts are included in general and administrative expenses in our condensed consolidated statements of operations.

For further information about our relationship with RMR LLC, see our Annual Report.

13. Related Person Transactions

We have relationships and historical and continuing transactions with DHC, RMR LLC and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors and officers who are also our Directors or officers. The RMR Group Inc., or RMR Inc., is the managing member of RMR LLC. The Chair of our Board and one of our Managing Directors, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc. Mr. Portnoy is also a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. Jennifer B. Clark, our other Managing Director and our Secretary, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR LLC and an officer of ABP Trust. Certain of our officers, and DHC’s officers, are also officers and employees of RMR LLC. Some of our Independent Directors also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Mr. Portnoy serves as the chair of the boards of trustees or boards of directors and as a managing director or managing trustee of those companies. Other officers of RMR LLC, including Ms. Clark, serve as managing trustees or managing directors of certain of these companies.

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
DHC. DHC is currently our largest shareholder, owning, as of September 30, 2021, 10,691,658 of our common shares, or 33.7% of our outstanding common shares. We manage for the account of DHC a substantial majority of the senior living communities we operate. Mr. Portnoy is chair of the board of trustees and a managing trustee of DHC. Ms. Clark is a former managing trustee and the secretary of DHC. Included in accrued expenses and other current liabilities on our condensed consolidated balance sheets at September 30, 2021 and December 31, 2020 are $18,384 and $30,090, respectively, of expenses we incurred in connection with the senior living communities we manage for DHC. DHC will reimburse us those amounts, and we have included those amounts in due from related person. See Note 11 for more information regarding our relationships, agreements and transactions with DHC and certain parties related to it and us.

RMR LLC. We have an agreement with RMR LLC for RMR LLC to provide business management services to us. See Note 12 for more information regarding our relationship with RMR LLC.

ABP Trust. ABP Trust and its subsidiaries owned 1,972,783 of our common shares, representing 6.2% of our outstanding common shares, as of September 30, 2021.

We lease our headquarters from a subsidiary of ABP Trust. On February 24, 2021, we and the ABP Trust subsidiary renewed the lease through December 31, 2031. The annual lease payment will range from $1,026 to $1,395 over the period of the lease. The lease also provides us with an improvements allowance from ABP Trust not to exceed $2,667. Our rent expense for our headquarters, including utilities and real estate taxes that we pay as additional rent, was $518 and $442 for the three months ended September 30, 2021 and 2020, respectively, and $1,554 and $1,302 for the nine months ended September 30, 2021 and 2020, which amounts are included in general and administrative expenses. As a result of renewing this lease, we increased each of our right-of-use asset and lease liability noted below on our condensed consolidated balance sheets by $9,746 to reflect the terms of the amendment. We recognized a right-of-use asset and lease liability, which amounts were $9,968 and $496 for the lease liability and $9,452 and $452 for the right-of-use asset as of September 30, 2021 and December 31, 2020, respectively, with respect to our headquarters lease, using an incremental borrowing rate of 3.9%. The right-of-use asset has been reduced by the amount of accrued lease payments, which amounts are not material to our condensed consolidated financial statements.

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

During the Pandemic, we have experienced occupancy declines, increased labor costs and increased costs related to COVID-19 testing, medical and sanitation supplies and certain other costs. Additionally, we have purchased Personal Protective Equipment, or PPE, to be used at our senior living communities and rehabilitation and wellness clinics. At September 30, 2021, $6,159 of PPE for future use was included in prepaid expenses and other current assets in our condensed consolidated balance sheets. PPE that is deployed to senior living communities that we manage on behalf of DHC is reimbursable to us by DHC. For the three and nine months ended September 30, 2021, we deployed $152 and $3,209, respectively, of PPE to senior living communities that we manage on behalf of DHC.

In response to the Pandemic, the United States enacted the CARES Act on March 27, 2020. The CARES Act, among other things, provides billions of dollars of relief to certain individuals and businesses suffering from the impact of the Pandemic. We record any funds we receive pursuant to the CARES Act as other operating income. We did not recognize any other operating income for the three months ended September 30, 2021 or 2020, and we recognized other operating income of $7,795 and $1,499 for the nine months ended September 30, 2021 and 2020, respectively, related to funds we received pursuant to the CARES Act, primarily for our senior living communities for which we believe we have met the required terms and conditions

The CARES Act delayed the payment of certain required federal tax deposits for payroll taxes, including the employer's share of Old-Age, Survivors, and Disability Insurance Tax, or Social Security, employment taxes, incurred between March 27, 2020 and December 31, 2020. Amounts were to be considered timely paid if 50% of the deferred amount was paid by December 31, 2021, and the remainder by December 31, 2022. As of December 31, 2020, we deferred $27,593 of employer payroll taxes, which are included in accrued compensation and benefits in our condensed consolidated balance sheets as of December 31, 2020, of which $22,194 will be reimbursable to us by DHC pursuant to the management agreements and are included in due from related persons in our condensed consolidated balance sheet at December 31, 2020. In September 2021, we paid the deferred amounts and received the amounts due from DHC.

The Sequestration Transparency Act of 2012 subjected all Medicare fee-for-service payments to a 2% sequestration reduction, or the 2% Medicare Sequestration. The CARES Act temporarily suspended the 2% Medicare Sequestration for the period from May 1, 2020 to March 31, 2021, which benefited our rehabilitation and wellness services segment and the senior living communities we manage in the form of increased rates for services provided and the management fees we earn from these communities as a result. Increases in rates are recognized in revenue in the period services are provided. On April 14, 2021, President Biden signed into law legislation that further extended the temporary suspension of the 2% Medicare Sequestration until December 31, 2021.

The Tax Cuts and Jobs Act of 2017 repealed the AMT and allowed corporations to fully offset regular tax liability with AMT credits. Any remaining AMT credit amount became refundable incrementally from tax years 2018 through 2021. The CARES Act accelerates the refund schedule, permitting corporate taxpayers to claim the refund in full in either tax year 2018 or 2019. We expect to apply an AMT credit refund of $554 for tax year 2019 to our 2021 tax return, as we do not have a federal tax liability to utilize the refund against our 2020 tax return. In lieu of requesting a 2019 AMT credit refund of $554, we applied the entire overpayment to 2020 and requested a refund of $454, with the balance of $100 applied to 2021.

16. Restructuring Expense

On April 9, 2021, we announced, as part of the Strategic Plan, the repositioning of the Company's senior living management business to focus on larger independent living, assisted living and memory care communities as well as stand-

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
alone independent living and active adult communities. We expect these transition activities to be substantially completed prior to December 31, 2021. See Notes 1, 11 and 17 for more information on the Strategic Plan and our business arrangements with DHC.

During the nine months ended September 30, 2021, the following actions were taken pursuant to the repositioning phase of the Strategic Plan, we:

•And DHC amended our management arrangements on June 9, 2021. See Note 11 for additional information regarding the amendments to the management arrangements with DHC,

•Closed all 1,532 SNF living units in 27 managed CCRCs, and began collaborating with DHC to reposition these SNF units,

•Closed 27 of the 37 planned Ageility inpatient rehabilitation clinics,

•Transitioned the management of 69 senior living communities with approximately 4,800 living units to new operators, all of which occurred during the three months ended September 30, 2021,

•Recognized severance and retention costs of $14,609, and

•Incurred other costs in connection with the closure of communities and units of $2,250.

A summary of the liabilities incurred combined with a reconciliation of the related components of the Strategic Plan restructuring expense recognized in the three and nine months ended September 30, 2021, follows, first by cost component and then by segment, the expenses are aggregated and reported in the line item Restructuring expenses in our condensed consolidated statements of operations:

	Summary of Liabilities and Expenses as of and for the Three Months Ended September 30, 2021 (1)
Type of Expense:	Beginning Balance	Expenses Incurred	Payments	Ending Balance
Retention bonuses	$2,495	$875	$1,793	$1,577
Severance, benefits and transition expenses	3,494	(810)	1,475	1,209
Transaction expenses	738	1,155	1,441	452
Total	$6,727	$1,220	$4,709	$3,238
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

	Summary of Liabilities and Expenses as of and for the Nine Months Ended September 30, 2021 (1)
Type of Expense:	Beginning Balance	Expenses Incurred	Payments	Ending Balance
Retention bonuses	$—	$6,480	$4,903	$1,577
Severance, benefits and transition expenses	—	8,129	6,920	1,209
Transaction expenses	—	2,250	1,798	452
Total	$—	$16,859	$13,621	$3,238
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

Five Star Senior Living Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

	Summary of Liabilities and Expenses as of and for the Three Months Ended September 30, 2021 (1)
By Segment:	Beginning Balance	Expenses Incurred	Payments	Ending Balance
Senior Living	$4,144	$813	$2,752	$2,205
Rehabilitation and Wellness Services	576	(310)	266	—
Corporate and Other	2,007	717	1,691	1,033
Total	$6,727	$1,220	$4,709	$3,238
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

	Summary of Liabilities and Expenses as of and for the Nine Months Ended September 30, 2021 (1)
By Segment:	Beginning Balance	Expenses Incurred	Payments	Ending Balance
Senior Living	$—	$12,344	$10,139	$2,205
Rehabilitation and Wellness Services	—	1,410	1,410	—
Corporate and Other	—	3,105	2,072	1,033
Total	$—	$16,859	$13,621	$3,238
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

In connection with the repositioning of our senior living management services, we expect to incur restructuring obligations, recognized under ASC 420, Exit or Disposal Cost Obligations and ASC 712, Compensation-Nonretirement Postemployment Benefits-special termination benefits of up to $19,000, approximately $13,000 of which we expect DHC will reimburse. These expenses are expected to include up to $7,500 of retention bonus payments, up to $8,700 of severance, benefits and transition expenses, and up to $2,800 of transaction expenses, of which we expect DHC to reimburse approximately $5,100, $7,200 and $700, respectively.

For the three and nine months ended September 30, 2021, respectively, we recognized restructuring expenses of $1,220 and $16,859 related to the Strategic Plan which was partially offset by $813 and $12,344 of other reimbursed expenses related to the amounts to be reimbursed by DHC, respectively, for the three and nine months ended September 30, 2021.

See Notes 1, 11 and 17 for more information on the Strategic Plan and our business arrangements with DHC.

17. Subsequent Events

In October 2021 we continued to make progress on the Strategic Plan as we transitioned 27 senior living communities (with approximately 1,700 living units) to new operators. In addition, in October 2021 DHC entered into agreements to transition the management of an additional three senior living communities (approximately 500 living units) to new operators.

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

Strategic Plan. On April 9, 2021, we announced a new strategic plan, or the Strategic Plan, including to:

•Reposition our senior living management service offering to focus on larger independent living and assisted living as well as active adult communities and exit skilled nursing by transitioning 108 communities to new operators and closing approximately 1,500 SNF living units in retained CCRCs;

•Evolve through investment in an enhanced scalable corporate shared service center to support operations to deliver differentiated, customer focused resident experience across segmented senior living service offerings, as well as through home health and concierge offerings. We are expanding our Ageility service line by introducing innovative fitness and personal training offerings to complement outpatient therapy, and home health services, including strength training, orthopedic rehabilitation, fall prevention, cognitive or memory enhancement, aquatic therapy, and general personal fitness and wellness programs; and

•Diversify with a focus on revenue diversification opportunities, including growing Ageility rehabilitation services and expanding ancillary services to provide choice based, financially flexible resident experience and reach customers outside of our senior living communities.

During the nine months ended September 30, 2021, we made the following progress with respect to the Reposition phase of the Strategic Plan:

•We and DHC amended our management arrangements on June 9, 2021; see Note 11 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the amendment to the management arrangements with DHC,

•Transitioned the management of 69 senior living communities with approximately 4,800 living units to new operators, all of which occurred during the three months ended September 30, 2021. During October 2021, we transitioned the management of 27 senior living communities with approximately 1,700 living units to new operators, and DHC has entered into agreements for us to transition the management of an additional 11 senior living communities, with approximately 1,000 living units, to new operators in the fourth quarter of 2021. We plan to close one community with approximately 100 living units,

•Closed all 1,532 SNF living units in 27 managed CCRCs, and began collaborating with DHC to reposition these SNF units,

•Closed 27 of the 37 Ageility inpatient rehabilitation clinics we planned to close, and

•For six of the Ageility inpatient rehabilitation clinics, we entered into agreements with the new operators to continue to operate those clinics for 12 months.

During the nine months ended September 30, 2021, we made the following progress with respect to the Evolve phase of the Strategic Plan:

•Implemented enhancements to our corporate technology infrastructure,

•Invested in critical areas of residential experience, including community wireless connectivity, resident transportation services, re-designed community common areas and resident units,

•Made enhancements to digital marketing infrastructure and implemented a labor management tool, and

•Standardized certain administrative functions through centralization efforts to enhance operating efficiency.

During the nine months ended September 30, 2021, we made the following progress with respect to the Diversify phase of the Strategic Plan:

•Opened 16 net new Ageility outpatient rehabilitation clinics, bringing our Ageility outpatient rehabilitation clinic total to 223, and

•Ageility fitness revenues grew to $2.4 million or a 41.1% increase over the same period in 2020.

In connection with the repositioning of our senior living management services, we expect to incur restructuring expenses of up to $19.0 million, approximately $13.0 million of which we expect DHC will reimburse. These expenses are expected to include up to $7.5 million of retention bonus payments, up to $8.7 million of severance, benefits and transition expenses, and up to $2.8 million of transaction expenses, of which we expect DHC to reimburse approximately $5.1 million, $7.2 million and $0.7 million, respectively. See Note 16 to the Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information on the expected restructuring costs.

During the three and nine months ended September 30, 2021, in connection with the implementation of the repositioning of our senior living management services, we incurred restructuring expenses of $1.2 million and $16.9 million, respectively; we expect DHC will reimburse approximately $0.8 million and $12.3 million of the obligations incurred during the three and nine months ended September 30, 2021, respectively. The obligations we incurred during the three months ended September 30, 2021 included $0.9 million of retention bonus payments, $(0.8) million of severance, benefits and transition expenses and $1.2 million of transaction expenses. The obligations we incurred during the nine months ended September 30, 2021 included $6.5 million of retention bonus payments, $8.1 million of severance, benefits and transition expenses and $2.3 million of transaction expenses.

We expect the transitions and closures and repositioning contemplated by the Strategic Plan, or the Transition, to be substantially complete by the end of 2021. See Notes 1, 11, 16 and 17 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the Strategic Plan.

Presented below is a summary of the units we operated (owned and managed) as of September 30, 2021 and the projected number of units to be operated after the Transition, or the Retained Portfolio:

	Total	Retained
	Units (1)	Units (2)
Independent living	10,628	10,422
Assisted living	9,402	7,715
Memory care	2,454	1,861
Skilled nursing	284	—
Total	22,768	19,998
_______________________________________
(1)    The units operated as of September 30, 2021 include 2,099 owned and 20,669 managed and they exclude approximately 4,800 living units that we previously managed for DHC that we transitioned to new operators during the three months ended September 30, 2021 and approximately 200 living units at four leased communities for which the leases were terminated on September 30, 2021.
(2)    Includes 2,099 owned and 17,899 managed units.

Presented below is a summary of the communities, units, average occupancy, month end occupancy, revenues and management fees for the communities we managed for DHC as of and for the three and nine months ended September 30, 2021 and for the retained communities that we will continue to manage for DHC after the conclusion of the Reposition phase of the Strategic Plan (dollars in thousands):

	As of and for the three months ended September 30, 2021
	Communities	Units	Average Occupancy	Month End Occupancy	Community Revenues (1)	Management Fees (2)(3)
Independent and assisted living communities (5)	155	20,044	72.5%	74.2%	$184,996	$9,944
Continuing care retirement communities (5)	4	625	68.1%	61.6%	17,015	881
Skilled nursing facilities	—	—	67.4%	—%	8,149	395
Total	159	20,669	72.2%	73.8%	$210,160	$11,220

	Retained
	Communities	Units	Average Occupancy	Month End Occupancy	Community Revenues (1)	Management Fees (4)
Independent and assisted living communities (5)	120	17,899	73.4%	74.6%	$157,930	$8,510
Continuing care retirement communities	—	—	—%	—%	—	—
Skilled nursing facilities	—	—	—%	—%	—	—
Total	120	17,899	73.4%	74.6%	$157,930	$8,510
_______________________________________
(1)    Represents the revenues of the senior living communities we manage on behalf of DHC. Managed senior living communities' revenues do not represent our revenues, and are included to provide supplemental information regarding the operating results and financial condition of the communities from which we earn management fees.
(2)    The 59 SNF units in one CCRC that were closed during the three months ended September 30, 2021, and are to be repositioned, had management fee revenue of $1 for the three months ended September 30, 2021.
(3)    The 69 senior living communities with approximately 4,800 living units that were transitioned to new operators during the three months ended September 30, 2021, had management fee revenue of $1,306 for the three months ended September 30, 2021.
(4)    Excludes management fee revenue of $2,710 earned in the three months ended September 30, 2021 related to (i) 108 senior living communities on behalf of DHC, with approximately 7,500 living units that are expected to be transitioned to new operators in 2021; of which 69 senior living communities with approximately 4,800 living units were transitioned to new operators during the three months ended September 30, 2021, and (ii) 59 SNF units in one CCRC that were closed during the three months ended September 30, 2021, and are to be repositioned in communities that we will continue to manage.
(5)    During the three months ended September 30, 2021 we closed 59 SNF units in one CCRC. Due to these SNF unit closures, this community is no longer a CCRC and has been included in the community and unit totals and month end occupancy as an independent and assisted living community as of September 30, 2021. However, average occupancy, community revenues and management fees for this former CCRC is included in the CCRC totals for the three months ended September 30, 2021. The average occupancy, community revenues and management fees for this former CCRC for the three months ended September 30, 2021 were 74.7%, $4,439 and $233, respectively.

	As of and for the Nine Months Ended September 30, 2021
	Communities	Units	Average Occupancy	Month End Occupancy	Community Revenues (1)	Management Fees (2)(3)
Independent and assisted living communities (5)	155	20,044	70.3%	74.2%	$435,575	$23,441
Continuing care retirement communities (5)	4	625	71.0%	61.6%	238,116	12,544
Skilled nursing facilities	—	—	64.7%	—%	40,171	2,012
Total	159	20,669	70.3%	73.8%	$713,862	$37,997

	Retained
	Communities	Units	Average Occupancy	Month End Occupancy	Community Revenues (1)	Management Fees (4)
Independent and assisted living communities (5)	120	17,899	73.0%	74.6%	$475,221	$25,657
Continuing care retirement communities	—	—	—%	—%	—	—
Skilled nursing facilities	—	—	—%	—%	—	—
Total	120	17,899	73.0%	74.6%	$475,221	$25,657
_______________________________________
(1)    Represents the revenues of the senior living communities we manage on behalf of DHC. Managed senior living communities' revenues do not represent our revenues, and are included to provide supplemental information regarding the operating results and financial condition of the communities from which we earn management fees.
(2)    The 1,532 SNF units in 27 CCRCs that were closed during the nine months ended September 30, 2021 and are to be repositioned had management fee revenues of $1,863 for the nine months ended September 30, 2021.
(3)    The 69 senior living communities with approximately 4,800 living units that were transitioned to new operators during the three months ended September 30, 2021, had management fee revenue of $6,354 for the nine months ended September 30, 2021.
(4)    Excludes management fee revenue of $12,329 for the nine months ended September 30, 2021 related to (i) 108 senior living communities managed on behalf of DHC, with approximately 7,500 living units that are expected to be transitioned to new operators in 2021, of which 69 senior living communities with approximately 4,800 living units were transitioned to new operators as of September 30, 2021 and (ii) 1,532 SNF units in 27 CCRCs that were closed during the nine months ended September 30, 2021 and are in the process of being repositioned that we will continue to manage for DHC.
(5)    During the nine months ended September 30, 2021 we closed 1,532 SNF units in 27 CCRCs. Due to these SNF unit closures, these communities are no longer CCRCs and have been included in the community and unit totals and month end occupancy as independent and assisted living communities as of September 30, 2021. However, average occupancy, community revenues and management fees for those 27 former CCRCs are included in the CCRC totals for the nine months ended September 30, 2021. The average occupancy, community revenues and management fees for these former CCRCs for the nine months ended September 30, 2021 were 72.2%, $197,912 and $10,495, respectively.

Following the completion of the Reposition portion of the Strategic Plan we will continue to manage 120 senior living communities for DHC, representing 17,899 living units as of September 30, 2021 and approximately 67.5% of our management fee revenues for the nine months ended September 30, 2021, and to operate our existing owned portfolio of 20 communities with approximately 2,100 living units. We expect to partially offset the resulting revenue loss from fees we earn from the 108 transitioning senior living communities with expense reductions to right-size operations and with other growth.

The 120 senior living communities that we will continue to manage for DHC after transitioning the 108 communities, outperformed the total DHC managed portfolio (exclusive of the closed and pending repositioning of approximately 1,500 SNF living units in 27 of the CCRCs) for the three months ended September 30, 2021 with approximately 370 basis points higher operating margin.

In addition to the Transition of 108 managed communities owned by DHC, on September 30, 2021, we terminated our leases on the four communities with an aggregate of approximately 200 living units that we leased. As of September 30, 2021, we no longer operate units within leased communities.

Presented below is a summary of our Ageility rehabilitation clinics as of and for the three and nine months ended September 30, 2021 and the number of clinics to be operated after the implementation of the Strategic Plan (dollars in thousands):

	As of and for the Three Months Ended September 30, 2021				Retained
	Number of Clinics	Total Revenue (3)	Average Revenue per Clinic	Adjusted EBITDA Margin	Number of Clinics	Total Revenue (1)(3)	Average Revenue per Clinic	Adjusted EBITDA Margin
Inpatient Clinics in DHC Communities	10	$1,508	$151	35.3%	—	$—	$—	—%
Outpatient Clinics in DHC Communities	91	7,936	87	11.3%	91	7,936	87	11.3%
Outpatient Clinics in Transition Communities (2)	45	1,776	39	16.2%	45	1,776	39	16.2%
Total Clinics at DHC Communities	146	11,220	77	15.3%	136	9,712	71	12.2%
Outpatient Clinics at Other Communities (4)	87	3,888	45	3.4%	87	3,888	45	3.4%
Total Clinics	233	$15,108	$65	12.2%	223	$13,600	$61	9.6%
_______________________________________
(1)    Excludes revenue of $1,508 earned during the three months ended September 30, 2021 for ten Ageility inpatient rehabilitation clinics which are expected to be closed as part of the Transition.
(2)    As part of the Transition, the Company expects to transition 108 senior living communities managed on behalf of DHC to new operators in 2021; of which 69 senior living communities were transitioned to new operators during the three months ended September 30, 2021. These communities have 45 Ageility outpatient rehabilitation clinics, of which 29 clinics were within communities that had transitioned to a new operator as of September 30, 2021 and that we will continue to operate. The remaining 16 clinics, due to the transfer of the communities to new operators, may be subject to closure by the new operator.
(3)    Total Ageility revenue excludes home health care services, which are part of the rehabilitation and wellness services segment.
(4)    Other communities includes outpatient clinics at non-Company operated or managed communities and 15 outpatient clinics at communities we own.

	As of and for the Nine Months Ended September 30, 2021				Retained
	Number of Clinics	Total Revenue (3)	Average Revenue per Clinic	Adjusted EBITDA Margin	Number of Clinics	Total Revenue (1)(3)	Average Revenue per Clinic	Adjusted EBITDA Margin
Inpatient Clinics in DHC Communities	10	$9,579	$ n/m	21.9%	—	$—	$—	—%
Outpatient Clinics in DHC Communities	91	24,028	264	13.1%	91	24,028	264	13.1%
Outpatient Clinics in Transition Communities (2)	45	5,600	124	17.3%	45	5,600	124	17.3%
Total Clinics at DHC Communities	146	39,207	269	15.8%	136	29,628	218	13.9%
Outpatient Clinics at Other Communities (4)	87	12,318	142	8.9%	87	12,318	142	8.9%
Total Clinics	233	$51,525	$221	14.2%	223	$41,946	$188	12.4%
_______________________________________
n/m - not meaningful because the revenues include revenue earned from 37 inpatient clinics but at September 30, 2021 there were only ten inpatient clinics.
(1)    Excludes revenue of $9,579 for the nine months ended September 30, 2021 for 27 Ageility inpatient rehabilitation clinics that were closed during the three months ended June 30, 2021 and an additional ten Ageility inpatient rehabilitation clinics which are expected to be closed.
(2)    As part of the Transition, the Company expects to transition 108 senior living communities managed on behalf of DHC to new operators in 2021; of which 69 senior living communities were transitioned to new operators during the three months ended September 30, 2021. These communities have 45 Ageility outpatient rehabilitation clinics, of which 29 clinics were within communities that had transitioned to a new operator as of September 30, 2021 and that we will continue to operate. The remaining 16 clinics, due to the transfer of the communities to new operators, may be subject to closure by the new operator.

(3)    Total Ageility revenue excludes home health care services, which are part of the rehabilitation and wellness services segment.
(4)    Other communities includes outpatient clinics at non-Company operated or managed communities and 15 outpatient clinics at communities we own.

We expect the rehabilitation and wellness services segment to grow and diversify through our expanded emphasis on fitness and home health care services. Fitness offerings started as an extension of the rehabilitation product and, while representing only 5.5% of segment revenues for the three months ended September 30, 2021, fitness revenues increased by 34.8% to $0.8 million over the same period in 2020. For the nine months ended September 30, 2021, fitness revenues increased to $2.4 million or a 41.1% increase over the same period in 2020.

We currently expect to continue to evolve and diversify through growth of our ancillary rehabilitation and wellness service offerings, including rehabilitation and wellness services, by opening new clinics and expanding our fitness and other home-based service offerings within and outside of our senior living communities. Since January 1, 2019, we have opened 94 net new outpatient rehabilitation clinics, 17 of which were opened in 2020, and 16 of which were opened during the nine months ended September 30, 2021.

General Industry Trends

We believe that, in the United States, the current primary market for services to older adults is focused on individuals age 80 and older. As a result of medical advances, adults are living longer and expanding their options as to where they choose to reside as they age. The aging of the Baby Boomers and their increasing life expectancy are leading to a fundamental demographic shift. The U.S. Census Bureau expects the 65+ population to grow by 30% to 73 million from 2020 to 2030, and by 69% to 95 million by 2060.

Due to these demographic trends, service providers are evolving to serve the growing number of older adults and we expect the demand for these services to increase in future years regardless of where the older adults may reside. More recently, the senior living industry has been materially adversely impacted by the novel coronavirus SARS-CoV-2, or COVID-19, and the resulting pandemic, or the Pandemic, and its economic impact. As we continuously evaluate market opportunities related to older adults, we are cognizant of the demographic trends and projections that indicate that the age 65 and older demographic will represent the largest growth population in the United States over the next decade and beyond. We believe that increased longevity, coupled with evolving consumer preferences, will heighten demand for physical and recreational activities, as well as lifestyle-enhancing services, as older adults seek quality of life, ongoing engagement and sustained independence.

COVID-19 Pandemic

The Pandemic has significantly disrupted and may continue to significantly disrupt the United States economy, our business and the senior living industry as a whole. The World Health Organization declared COVID-19 a pandemic in March 2020. From March 2020 through October 31, 2021, there have been approximately 45.6 million reported cases of COVID-19 in the United States and approximately 0.7 million related deaths, which have disproportionately impacted older adults like our residents and clients.

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

On September 10, 2021, the Biden Administration announced that the HHS, through the Health Resources and Services Administration, or HRSA, is making $25.5 billion in new funding available for health care providers affected by the COVID-19 pandemic. This funding includes $8.5 billion in American Rescue Plan, or ARP, resources for providers who serve rural Medicaid, Children's Health Insurance Program, or CHIP, or Medicare patients, and an additional $17.0 billion for Provider Relief Fund, or PRF, Phase 4 for a broad range of providers who can document revenue loss and expenses associated with the Pandemic. We are exploring whether we may be eligible to receive funding under this program.

Consistent with the requirements included in the Coronavirus Response and Relief Supplemental Appropriations Act of 2020, PRF Phase 4 payments will be based on providers’ lost revenues and expenditures between July 1, 2020 and March 31, 2021. As part of the Biden Administration’s ongoing commitment to equity, and to support providers with the most need, PRF

Phase 4 will reimburse smaller providers – who tend to operate on thin margins and often serve vulnerable or isolated communities – for their lost revenues and COVID-19 expenses at a higher rate compared to larger providers. PRF Phase 4 will also include bonus payments for providers who serve Medicaid, CHIP, and/or Medicare patients, who tend to be lower income and have greater and more complex medical needs.

Vaccinations. Throughout the first quarter of 2021, we coordinated multiple vaccination clinics for our residents and team members in all service lines of business at no cost to those individuals. As of May 1, 2021, we had completed vaccination clinics scheduled at all communities and as of October 31, 2021 over 85% of our residents at our senior living communities had received a COVID-19 vaccine.

In September 2021, the Department of Labor’s Occupational Safety and Health Administration, or OSHA, announced that it is developing a rule that will require all employers with 100 or more employees to ensure their workforce is fully vaccinated or require any workers who remain unvaccinated to produce a negative test result on at least a weekly basis before coming to work. It is anticipated that OSHA will issue an Emergency Temporary Standard to implement this requirement. This requirement will impact over 80 million workers in private sector businesses with 100+ employees including the Company.

In addition, the Centers for Medicare & Medicaid Services, or CMS, is taking action to require COVID-19 vaccinations for workers in most health care settings that receive Medicare or Medicaid reimbursement, including but not limited to hospitals, dialysis facilities, ambulatory surgical settings, and home health agencies. This action builds on the vaccination requirement for nursing facilities previously announced by CMS on September 9, 2021, and will apply to nursing home staff as well as staff in hospitals and other CMS-regulated settings, including clinical staff, individuals providing services under arrangements, volunteers, and staff who are not involved in direct patient, resident, or client care. These requirements will apply to approximately 50,000 providers and cover a majority of health care workers across the country. Some facilities and states have begun to adopt hospital staff or health care sector vaccination mandates. This action will create a consistent standard across the country, while giving patients assurance of the vaccination status of those delivering care.

As previously announced, all team members who work in or visit our communities or Ageility clinics as part of their responsibilities were required to be fully vaccinated against COVID-19 by September 1, 2021. As of September 30, 2021, we were in compliance with this requirement.

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

Occupancy. As a result of the Pandemic, we experienced declines in average occupancy at our owned and leased senior living communities from 74.7% for the three months ended September 30, 2020 to 69.9% for the three months ended September 30, 2021. Consistent with occupancy declines experienced within our owned and leased portfolio, the senior living communities we manage on behalf of DHC also experienced average occupancy declines from 75.2% for the three months ended September 30, 2020 to 72.2% for the three months ended September 30, 2021. At October 31, 2021, all of our senior living communities were accepting new residents in all of our service lines of business (independent living, assisted living or memory care). We expect that the impact of the widespread administration of vaccinations for COVID-19 among our residents and team members will decrease the incidence of COVID-19 in our senior living communities and as of October 31, 2021 there were less than 20 confirmed cases among our over 18,000 residents. With the reduction of confirmed cases, we have been able to significantly reduce and in some cases eliminate restrictions at our senior living communities, which has enabled us to shift our efforts to new admissions and resident programs. Despite the continued distribution of the COVID-19 vaccine, as a result of the ongoing effects of the Pandemic, there is a possibility of continued or increased occupancy declines in the near term, due to possible surge of COVID variant viruses, current residents leaving our senior living communities, restrictions on new residents moving into and/or touring our senior living communities and the possibility that older adults will forego or delay moving into senior living communities because of perceived safety issues associated with the Pandemic. Our revenues are largely dependent on occupancy at our senior living communities and any decline in occupancy adversely impacts our revenues, unless we are able to offset those lost revenues with increased rates we charge our residents and clients or other sources of increased revenues.

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

Senior Living Development. For several years prior to the Pandemic, increased access to capital and continued low interest rates appear to have encouraged increased senior living development, particularly in areas where existing senior living communities have historically experienced high occupancy. This has resulted in a significant increase in new senior living community inventory entering the market in recent years, increasing competitive pressures on us, particularly in certain of our geographic markets. Although new development had been slowing prior to the onset of the Pandemic, and the impact of the Pandemic may further impact new development, we expect that new inventory will enter the market in the near term due to the increased development of senior living communities in the past several years. That increase will continue to have a competitive effect on our business for at least the next few years; these challenges may be intensified as a result of the Pandemic and its impact on the senior living community industry.

Labor Market. As noted above, in connection with the Pandemic, we incurred increased labor costs as a result of increased overtime pay for team members, increased costs associated with team member engagement and retention programs, such as meals for certain of our team members and bonuses to team members at our senior living communities and rehabilitation and wellness clinics, and increased health insurance and workers' compensation costs. In addition, we increased the rates paid to community based team members during 2021 in order to be competitive with the increasing rates in the market for these front line team members. We also increased staffing needs, for which we have entered into temporary staffing agreements with staffing agencies to accommodate staffing shortages due to a tight labor market in addition to quarantine protocols of our current staff that may have contracted or been potentially exposed to COVID-19. The market for skilled front line workers within and outside of the senior living industry continues to be very competitive, and the current demand for those workers remains strong.

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

Credit Facility

We have a $65.0 million secured revolving credit facility with a syndicate of lenders that is available for us to use for general business purposes, of which $26.5 million was available for borrowing as of September 30, 2021.

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

Medicare and Medicaid programs provide operating revenues for certain of our skilled nursing and rehabilitation and wellness services. We derived approximately 4.3% and 3.5% of our consolidated revenues from these government-funded programs during the nine months ended September 30, 2021 and 2020, respectively. Revenues from Medicare programs totaled $31.4 million and $29.9 million during the nine months ended September 30, 2021 and 2020, respectively. Revenues from Medicaid programs totaled $0.9 million and $1.2 million during the nine months ended September 30, 2021 and 2020, respectively. As our senior management services have been repositioning, the concentration of revenues derived from Medicare and Medicaid have become less of a percentage of our total revenue sources and will, principally, be earned in connection with our rehabilitation and wellness services.

Medicare and Medicaid revenues for skilled nursing, and rehabilitation and wellness services provide operating revenue at our rehabilitation clinics, and also at some of our senior living communities (historically, principally from our former SNFs). We earn management fees based on these revenues.

In connection with the repositioning phase of the Strategic Plan, we transitioned 69 senior living communities managed on behalf of DHC, with approximately 4,800 living units to new operators in the three months ended September 30, 2021. DHC has entered into agreements for us to transition 35 senior living communities managed on behalf of DHC, with approximately 2,100 living units, that we currently manage for DHC to new operators, of which 27 senior living communities with approximately 1,700 living units were transitioned to new operators in October 2021. If and when these transitions are completed, our interim management agreements with DHC for those communities have been and will be terminated. In addition, we and DHC closed and are in the process of repositioning all of our approximately 1,500 SNF units in 27 CCRCs. For the three and nine months ended September 30, 2021, we recognized $2.7 million and $12.3 million of management fees related to these senior living communities and units, respectively.

In connection with implementing the Strategic Plan, through September 30, 2021, we have closed 27 of the 37 Ageility inpatient rehabilitation clinics we intend to close. For six of the Ageility inpatient rehabilitation clinics, we have entered into agreements with the new operators to continue to operate those clinics for 12 months. For the three and nine months ended September 30, 2021, we recognized $1.5 million and $9.6 million of revenue related to all 37 inpatient clinics that were or will be closed, respectively.

For more information regarding the terms, conditions and progress of the Strategic Plan, please see Notes 1, 11, 16 and 17 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition, on September 30, 2021 we terminated the lease at our four leased communities with approximately 200 living units. One of the four leased communities with 51 living units had been out of service due to a fire on April 4, 2021. We recognized $3.3 million of loss on termination of leases during the three and nine months ended September 30, 2021. For more information regarding the termination of leases, see Notes 5 and 11.

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

•The Federal government, in coordination with the states, has continued its COVID-19 vaccination efforts. According to the CDC’s COVID Data Tracker, as of October 31, 2021, approximately 97% of the U.S. population 65 years or older has received at least one dose of a COVID-19 vaccine, and 85% is fully vaccinated. As of October 31, 2021, more than 220 million people in the U.S., or approximately 67% of the population, have received at least one dose of a COVID-19 vaccine, and over 190 million people, or 58% of the population, is fully vaccinated.

•On September 9, 2021 President Biden announced a comprehensive, six-part strategy to combat COVID-19, aimed largely at vaccinating the approximately 25% of the eligible population who remain unvaccinated. The first part of his plan has numerous implications for private sector employers with 100 or more employees across all industries requiring employees to be vaccinated or tested weekly. Workers in most health care settings that receive Medicare or Medicaid reimbursement, including but not limited to hospitals, dialysis facilities, ambulatory surgical settings, and home health agencies, would be required to be vaccinated. Other parts of the plan addressed (1) protecting the vaccinated by, among other things, preparing for the administration of booster shots; (2) keeping schools safely open through a number of safety measures; (3) increasing the availability of testing, (4) protecting the economy, including by streamlining the Paycheck Protection Program loan forgiveness program; and (5) improving care for those infected by COVID-19.

•On September 10, 2021, The U.S. Department of Health and Human Services, through the Health Resources and Services Administration, is making $25.5 billion in new funding in COVID-19 relief available to healthcare providers. Under this plan, Provider Relief Fund Phase 4 payments will be based on lost revenues and expenditures between July 1, 2020, and March 31, 2021.

In addition to federal measures, many states have taken actions to waive or modify healthcare laws or regulations and Medicaid reimbursement rules. Both state and federal waivers and other temporary actions in response to the Pandemic are expected to last for an unknown period of time. Additional measures may be taken to alleviate the economic impact of the Pandemic. Governmental responses to COVID-19 are rapidly evolving, and it is not yet known what the duration or impact of such responses will be.

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

For the three and nine months ended September 30, 2021, we recognized $2.7 million and $12.3 million, respectively, of management fee revenue related to the senior living communities and units that we have managed for DHC and have been or will be transitioned to other operators or will be closed pursuant to the Strategic Plan. For the three and nine months ended September 30, 2021, we recognized rehabilitation and wellness services revenue of $1.5 million and $9.6 million, respectively, related to the Ageility inpatient rehabilitation clinics that have been or will be closed pursuant to the Strategic Plan. The information in the Key Statistical Data table below includes those communities, units and clinics in the results reported.

Key Statistical Data For the Three Months Ended September 30, 2021 and 2020:

The following tables present a summary of our operations for the three months ended September 30, 2021 and 2020 (dollars and visits in thousands, except RevPAR and RevPOR):

	Three Months Ended September 30,		Increase/(Decrease)
	2021 (1)	2020 (1)	Amount	Percent
REVENUES
Rehabilitation and wellness services	$15,382	$21,124	$(5,742)	(27.2)%
Senior living	16,320	18,525	(2,205)	(11.9)%
Management fees	11,220	15,302	(4,082)	(26.7)%
Total management and operating revenues	42,922	54,951	(12,029)	(21.9)%
Reimbursed community-level costs incurred on behalf of managed communities	177,231	233,783	(56,552)	(24.2)%
Other reimbursed expenses	5,678	6,589	(911)	(13.8)%
Total revenues	225,831	295,323	(69,492)	(23.5)%

OPERATING EXPENSES
Rehabilitation and wellness services expenses	13,536	16,716	(3,180)	(19.0)%
Senior living wages and benefits	8,547	11,128	(2,581)	(23.2)%
Other senior living operating expenses	7,184	7,407	(223)	(3.0)%
Community-level costs incurred on behalf of managed communities	177,231	233,783	(56,552)	(24.2)%
General and administrative	21,817	19,774	2,043	10.3%
Restructuring expenses	1,220	142	1,078	n/m
Depreciation and amortization	2,983	2,680	303	11.3%
Total operating expenses	232,518	291,630	(59,112)	(20.3)%

Operating (loss) income	(6,687)	3,693	(10,380)	n/m

Interest, dividend and other income	84	104	(20)	(19.2)%
Interest and other expense	(507)	(379)	(128)	33.8%
Unrealized gain (loss) on equity investments	22	435	(413)	(94.9)%
Realized gain on sale of debt and equity investments	—	327	(327)	(100.0)%
Loss on termination of leases	(3,277)	—	(3,277)	n/m
Income (loss) before income taxes	(10,365)	4,180	(14,545)	n/m
(Provision) benefit for income taxes	164	(465)	629	n/m
Net (loss) income	$(10,201)	$3,715	$(13,916)	n/m

Owned and leased communities:
Number of communities (end of period)	20	24	(4)	(16.7)%
Number of living units (end of period)	2,099	2,312	(213)	(9.2)%
Month end occupancy at September 30,	72.9%	73.0%	(10 bps)	(0.1)%
Average occupancy	69.9%	74.7%	(480 bps)	(6.4)%
RevPAR (2)	$2,411	$2,665	$(254)	(9.5)%
RevPOR (3)	$3,375	$3,492	$(117)	(3.4)%

Managed communities:
Number of communities (end of period)	159	239	(80)	(33.5)%
Number of living units (end of period)	20,669	28,232	(7,563)	(26.8)%
Month end occupancy at September 30,	73.8%	74.0%	(20 bps)	(0.3)%
Average occupancy	72.2%	75.2%	(300 bps)	(4.0)%
RevPAR (2)	$3,046	$3,420	$(374)	(10.9)%
RevPOR (3)	$4,129	$4,447	$(318)	(7.2)%

Rehabilitation and wellness services:
Average revenue per outpatient clinic	$61	$71	$(10)	(14.1)%
Number of visits at outpatient clinics	147	155	(8)	(5.2)%
Number of inpatient clinics (end of period)	10	40	(30)	(75.0)%
Number of outpatient clinics (end of period)	223	209	14	6.7%
Total clinics	233	249	(16)	(6.4)%
_______________________________________
n/m - not meaningful
(1)    The summary of operations includes (i) 108 senior living communities managed on behalf of DHC, with approximately 7,500 living units that are expected to be transitioned to new operators in 2021; of which 69 senior living communities with approximately 4,800 living units were transitioned to new operators during the three months ended September 30, 2021, (ii) 1,532 SNF units in 27 CCRCs that were closed during the six months ended September 30, 2021 and are in the process of being repositioned that we will continue to manage for DHC and (iii) 27 Ageility inpatient rehabilitation clinics that were closed during the three months ended June 30, 2021 and an additional ten Ageility inpatient rehabilitation clinics that are expected to be closed. In addition, the summary of operations includes all four leased communities with approximately 200 living units where the leases were terminated on September 30, 2021.
(2)    RevPAR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of available units for the period, divided by the number of months in the period. Amounts for the three months ended September 30, 2021 and 2020 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act.
(3)    RevPOR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of occupied units for the period, divided by the number of months in the period. Amounts for the three months ended September 30, 2021 and 2020 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act.

Comparable Communities and Clinics

Comparable communities (senior living communities and rehabilitation and wellness services clinics that we have continually owned or managed since July 1, 2020, excluding those communities, units and clinics that have been or will be transitioned or closed per the Strategic Plan as well as the four leased communities where the leases were terminated on September 30, 2021):

	Three Months Ended September 30,		Increase/(Decrease)
	2021 (4)	2020 (4)	Amount	Percent
REVENUES
Rehabilitation and wellness services	$13,294	$14,664	$(1,370)	(9.3)%
Senior living	14,829	16,457	(1,628)	(9.9)%
Management fees	8,510	9,035	(525)	(5.8)%

OPERATING EXPENSES
Rehabilitation and wellness services expenses	11,907	12,131	(224)	(1.8)%
Senior living wages and benefits	7,768	9,914	(2,146)	(21.6)%
Other senior living operating expenses	5,763	5,976	(213)	(3.6)%

Owned communities:
Number of communities (end of period)	20	20	—	—%
Number of living units (end of period) (1)	2,099	2,108	(9)	(0.4)%
Month end occupancy at September 30,	72.9%	73.7%	(80 bps)	(1.1)%
Average occupancy	70.4%	75.1%	(470 bps)	(6.3)%
RevPAR (2)	$2,354	$2,602	$(248)	(9.5)%
RevPOR (3)	$3,270	$3,388	$(118)	(3.5)%

Managed communities:
Number of communities (end of period)	120	120	—	—%
Number of living units (end of period) (1)	17,899	17,929	(30)	(0.2)%
Month end occupancy at September 30,	74.6%	77.0%	(240 bps)	(3.1)%
Average occupancy	73.4%	78.5%	(510 bps)	(6.5)%
RevPAR (2)	$2,941	$3,139	$(198)	(6.3)%
RevPOR (3)	$3,922	$3,942	$(20)	(0.5)%

Rehabilitation and wellness services:
Average revenue per outpatient clinic	$65	$72	$(7)	(9.7)%
Number of visits at outpatient clinics	141	150	(9)	(6.0)%
Number of inpatient clinics (end of period)	—	—	—	—%
Number of outpatient clinics (end of period)	199	199	—	—%
Total clinics	199	199	—	—%
_______________________________________
n/m - not meaningful
(1)    Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(2)    RevPAR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of available units for the period, divided by the number of months in the period. Amounts for the three months ended September 30, 2021 and 2020 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act.
(3)    RevPOR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of occupied units for the period, divided by the number of months in the period. Amounts for the three months ended September 30, 2021 and 2020 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(4)    The three months ended September 30, 2021 and 2020 include data for 20 owned senior living communities, 120 managed senior living communities and 199 rehabilitation clinics that we have continuously owned or managed since July 1, 2020. Per the Strategic Plan the summary of operations for comparable communities and clinics excludes (i) 108 senior living communities managed on behalf of DHC, with approximately 7,500 living units that are expected to be transitioned to new operators in 2021; of which 69 senior living communities with approximately 4,800 living units were transitioned to new operators in the three months ended September 30, 2021, (ii) 1,532 SNF units in 27 CCRCs that were closed during the six months ended September 30, 2021 and are in the process of being repositioned that we will continue to manage for DHC and (iii) 27 Ageility inpatient rehabilitation clinics that were closed during the six months ended September 30, 2021 and an additional ten Ageility inpatient rehabilitation clinics that are expected to be closed. In addition, the comparable communities also excludes all four leased communities with approximately 200 living units where the leases were terminated on September 30, 2021, including one leased community with 51 living units that has been out of service due to a fire on April 4, 2021.

The following is a discussion of our operating results for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Rehabilitation and wellness services. The decrease in rehabilitation and wellness services revenue is primarily due to the closure of 27 inpatient clinics as well as disruptions due to employee turnover as a result of the vaccination mandate, with a decrease in inpatient revenues of $4.5 million and outpatient revenues of $1.4 million. The reduction of inpatient revenue is primarily associated with the closure of 27 inpatient clinics during the three months ended June 30, 2021 in accordance with the Strategic Plan. Our fitness services continued to expand during the quarter and partially offset the declines from our inpatient closures with an increase in revenue of $0.2 million from these services. We also realized the full quarter impact of 11 net new outpatient rehabilitation clinics opened during the six months ended June 30, 2021, as well as opening five net new outpatient rehabilitation clinics during the three months ended September 30, 2021. The decrease in rehabilitation and wellness services revenues at our comparable clinics is due to a decrease in outpatient visits in the 2021 period.

Senior living revenues. The decrease in senior living revenues is primarily due to the decline in average occupancy from 74.7% for the three months ended September 30, 2020 to 69.9% for the three months ended September 30, 2021 caused by the Pandemic as move-out rates exceeded move-in rates. The decline in demand was due to the marketplace reluctance to relocate to senior living communities during the Pandemic. In addition, one of our leased communities was out of service due to a fire on April 4, 2021 which resulted in a decline in revenue attributable to that community of $0.4 million. The decrease in senior living revenues at our comparable communities are primarily due to the decline in average occupancy from 75.1% for the three months ended September 30, 2020 to 70.4% for the three months ended September 30, 2021 caused by the Pandemic.

Management fees. The decrease in management fees is due to declines in gross revenues at the senior living communities we manage, primarily caused by the ongoing impacts of the Pandemic and progress made on the Strategic Plan including the transitioning of the management of approximately 4,800 living units to new operators in the three months ended September 30, 2021 and the closure of approximately 1,500 SNF units in the nine months ended September 30, 2021. The ongoing impacts of the Pandemic resulted in a decline in average occupancy in our managed communities from 75.2% for the three months ended September 30, 2020 to 72.2% for the three months ended September 30, 2021. The transitioning of the management of approximately 4,800 living units to new operators resulted in a decrease in management fees of $1.5 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The closure of approximately 1,500 SNF units resulted in a decrease in management fees of $1.3 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. In addition, revenue declines were impacted by the nine senior living communities sold and seven senior living communities closed by DHC in 2020 that we previously managed which reduced management fees by $0.6 million from the three months ended September 30, 2020. The decrease in management fees at our comparable senior living communities was primarily due to the decline in gross revenues at the senior living communities we manage caused by Pandemic related declines in average occupancy in the 2021 period, partially offset by an increase in construction management fees we earn on construction projects we manage.

Reimbursed community-level costs incurred on behalf of managed communities. The decrease in reimbursed community-level costs incurred on behalf of managed communities was primarily due to the nine senior living communities sold and seven senior living communities closed in 2020 and progress made on the Strategic Plan including the transitioning of the management of approximately 4,800 living units to new operators in the three months ended September 30, 2021 and the closure of approximately 1,500 SNF units in the nine months ended September 30, 2021. Additionally, there was an overall reduction in community-level costs incurred at the senior living communities we continue to manage, as other operating expenses such as wages, dietary costs, employee travel and entertainment and professional service fees were impacted by continued occupancy declines due to the Pandemic. These reductions were offset, in part, by increases in repairs and maintenance, marketing, resident activities and recruiting.

Other reimbursed expenses. Other reimbursed expenses represent reimbursements that arise from certain centralized services we provide pursuant to our management agreements with DHC. The decrease in other reimbursed expenses was due to a decrease in expenses that could be reimbursed due to the transition of communities in the quarter partially offset by reimbursements related to restructuring expenses in the three months ended September 30, 2021 of $0.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Rehabilitation and wellness services expenses. The decrease in rehabilitation and wellness services expenses is primarily due to the closure of 27 inpatient clinics in the three months ended June 30, 2021 in accordance with the Strategic Plan as well as employee turnover as a result of the vaccination mandate. This was partially offset by the growth of our fitness services, home health visits and other expanded outpatient services. We also realized the full quarter impact of 11 net new outpatient rehabilitation clinics opened during the six months ended June 30, 2021, as well as opening five net new outpatient rehabilitation clinics during the three months ended September 30, 2021. The decrease in rehabilitation and wellness services expenses at our comparable communities was due to a decrease in labor costs due to decreased outpatient visits during the three months ended September 30, 2021 when compared to the same quarter in the prior year.

Senior living wages and benefits. The decrease in senior living wages and benefits is primarily due to decreased medical insurance and workers compensation costs that are related to the Pandemic. The decrease in medical insurance and workers compensation costs have been partially offset by increases in contract labor costs. The decrease in senior living wages and benefits at our comparable communities is primarily due to decreased medical insurance costs that are related to the Pandemic.

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

General and administrative. The increase in general and administrative expenses was primarily due to increases in marketing expenses and professional fees as we focused on growth of our core business to rebound from the Pandemic as well as investments in shared services infrastructure as part of the Evolve phase of our Strategic Plan.

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

Interest and other expense. Interest and other expense consists primarily of deferred financing fees and commitment fees related to our credit facility, interest on our finance leases and our mortgage note.

Unrealized gain (loss) on equity investments. Unrealized gain (loss) on equity investments represents adjustments made to our investments in equity securities to record amounts at fair value.

Realized gain on sale of debt and equity investments. Realized gain on sale of debt and equity investments represents our realized gains and losses on investments.

Loss on termination of leases. Loss on termination of leases for the three months ended September 30, 2021 represents a $3.3 million loss on the lease termination for four communities. These costs include a $3.1 million lease termination fee, the write off of the remaining net assets at the communities including property and equipment and the remaining right of use assets, less the remaining recorded lease liability and the remaining obligation under the insurance deductible for a fire that occurred at one of the four leased communities.

(Provision) benefit for income taxes. For the three months ended September 30, 2021 and 2020, we recognized a benefit for income taxes of $0.2 million and a provision for income taxes of $0.5 million, respectively. The benefit for income taxes for the three months ended September 30, 2021 is related to a decrease to the annual projection for state income taxes. The provision for income taxes for the three months ended September 30, 2020 is related to state income taxes.
Key Statistical Data For the Nine Months Ended September 30, 2021 and 2020:

    The following tables present a summary of our operations for the nine months ended September 30, 2021 and 2020 (dollars and visits in thousands, except RevPAR and RevPOR):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended September 30,		Increase/(Decrease)
	2021 (1)	2020 (1)	Amount	Percent
REVENUES
Rehabilitation and wellness services	$52,388	$61,776	$(9,388)	(15.2)%
Senior living	49,755	59,112	(9,357)	(15.8)%
Management fees	37,997	48,058	(10,061)	(20.9)%
Total management and operating revenues	140,140	168,946	(28,806)	(17.1)%
Reimbursed community-level costs incurred on behalf of managed communities	585,662	689,903	(104,241)	(15.1)%
Other reimbursed expenses	27,750	19,003	8,747	46.0%
Total revenues	753,552	877,852	(124,300)	(14.2)%

Other operating income	7,795	1,499	6,296	n/m

OPERATING EXPENSES
Rehabilitation and wellness services expenses	45,414	50,361	(4,947)	(9.8)%
Senior living wages and benefits	30,456	30,633	(177)	(0.6)%
Other senior living operating expenses	22,418	20,246	2,172	10.7%
Community-level costs incurred on behalf of managed communities	585,662	689,903	(104,241)	(15.1)%
General and administrative	66,956	65,051	1,905	2.9%
Restructuring expenses	16,859	1,412	15,447	n/m
Depreciation and amortization	8,912	8,084	828	10.2%
Total operating expenses	776,677	865,690	(89,013)	(10.3)%

Operating (loss) income	(15,330)	13,661	(28,991)	n/m

Interest, dividend and other income	244	625	(381)	(61.0)%
Interest and other expense	(1,379)	(1,170)	(209)	17.9%
Unrealized gain (loss) on equity investments	555	(160)	715	n/m
Realized gain on sale of debt and equity investments	193	422	(229)	(54.3)%
Loss on termination of leases	(3,277)	(22,899)	19,622	(85.7)%
Income (loss) before income taxes	(18,994)	(9,521)	(9,473)	n/a
Provision for income taxes	(194)	(971)	777	(80.0)%
Net loss	$(19,188)	$(10,492)	$(8,696)	82.9%

Owned and leased communities:
Number of communities (end of period)	20	24	(4)	(16.7)%
Number of living units (end of period)	2,099	2,312	(213)	(9.2)%
Month end occupancy at September 30,	72.9%	73.0%	(10 bps)	(0.1)%
Average occupancy	68.8%	78.1%	(930 bps)	(11.9)%
RevPAR (2)	$2,439	$2,803	$(364)	(13.0)%
RevPOR (3)	$3,509	$3,538	$(29)	(0.8)%

Managed communities:
Number of communities (end of period)	159	239	(80)	(33.5)%
Number of living units (end of period)	20,669	28,232	(7,563)	(26.8)%
Month end occupancy at September 30,	73.8%	74.0%	(20 bps)	(0.3)%
Average occupancy	70.3%	78.9%	(860 bps)	(10.9)%
RevPAR (2)	$3,120	$3,607	$(487)	(13.5)%
RevPOR (3)	$4,388	$4,507	$(119)	(2.6)%

Rehabilitation and wellness services:
Average revenue per outpatient clinic	$188	$195	$(7)	(3.6)%
Number of visits at outpatient clinics	452	432	20	4.6%
Number of inpatient clinics (end of period)	10	40	(30)	(75.0)%
Number of outpatient clinics (end of period)	223	209	14	6.7%
Total clinics	233	249	(16)	(6.4)%
_______________________________________
n/m - not meaningful

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(1)    The summary of operations includes (i) 108 senior living communities managed on behalf of DHC with approximately 7,500 living units that are expected to be transitioned to new operators in 2021; of which 69 senior living communities with approximately 4,800 living units were transitioned to new operators during the three months ended September 30, 2021, (ii) 1,532 SNF units in 27 CCRCs that were closed during the nine months ended September 30, 2021 and are in the process of being repositioned that we will continue to manage for DHC and (iii) 27 Ageility inpatient rehabilitation clinics that were closed during the nine months ended September 30, 2021 and an additional ten Ageility inpatient rehabilitation clinics that are expected to be closed. In addition, the summary of operations includes all four leased communities with approximately 200 living units where the leases were terminated on September 30, 2021.
(2)    RevPAR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of available units for the period, divided by the number of months in the period. Amounts for the nine months ended September 30, 2021 and 2020 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act.
(3)    RevPOR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of occupied units for the period, divided by the number of months in the period. Amounts for the nine months ended September 30, 2021 and 2020 exclude income received by senior living communities under the Provider relief Fund of the CARES Act.

Comparable Communities and Clinics

Comparable communities (senior living communities and rehabilitation and wellness services clinics that we have continually owned or managed since January 1, 2020), excluding those communities, units and clinics that have been or will be transitioned or closed per the Strategic Plan as well as all four leased communities where the leases were terminated on September 30, 2021):

	Nine Months Ended September 30,		Increase/(Decrease)
	2021 (4)	2020 (4)	Amount	Percent
REVENUES
Rehabilitation and wellness services	$38,810	$39,426	$(616)	(1.6)%
Senior living	44,923	51,583	(6,660)	(12.9)%
Management fees	25,657	27,927	(2,270)	(8.1)%
Other operating income	6,980	829	6,151	n/m

OPERATING EXPENSES
Rehabilitation and wellness services expenses	34,058	34,375	(317)	(0.9)%
Senior living wages and benefits	27,764	27,339	425	1.6%
Other senior living operating expenses	17,237	16,122	1,115	6.9%

Owned communities:
Number of communities (end of period)	20	20	—	—%
Number of living units (end of period) (1)	2,099	2,108	(9)	(0.4)%
Month end occupancy at September 30,	72.9%	73.7%	(80 bps)	(1.1)%
Average occupancy	69.2%	78.1%	(890 bps)	(11.4)%
RevPAR (2)	$2,377	$2,718	$(341)	(12.5)%
RevPOR (3)	$3,397	$3,430	$(33)	(1.0)%

Managed communities:
Number of communities (end of period)	120	120	—	—%
Number of living units (end of period) (1)	17,899	17,929	(30)	(0.2)%
Month end occupancy at September 30,	74.6%	77.0%	(240 bps)	(3.1)%
Average occupancy	73.0%	82.4%	(940 bps)	(11.4)%
RevPAR (2)	$2,949	$2,944	$5	0.2%
RevPOR (3)	$3,996	$3,523	$473	13.4%

Rehabilitation and wellness services:
Average revenue per outpatient clinic	$208	$211	$(3)	(1.4)%
Number of visits at outpatient clinics	412	406	6	1.5%
Number of inpatient clinics (end of period)	—	—	—	—%
Number of outpatient clinics (end of period)	182	182	—	—%
Total clinics	182	182	—	—%
_______________________________________
n/m - not meaningful
(1)    Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(2)    RevPAR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of available units for the period, divided by the number of months in the period. Amounts for the nine months ended September 30, 2021 and 2020 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act.
(3)    RevPOR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of occupied units for the period, divided by the number of months in the period. Amounts for the nine months ended September 30, 2021 and 2020 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act.
(4)    The nine months ended September 30, 2021 and 2020 include data for 20 owned senior living communities, 120 managed senior living communities and 182 rehabilitation clinics that we have continuously owned or managed since January 1, 2020. Per the Strategic Plan the summary of operations for comparable communities and clinics excludes (i) 108 senior living communities managed on behalf of DHC, with approximately 7,500 living units that are expected to be transitioned to new operators in 2021; of which 69 senior living communities with approximately 4,800 living units were transitioned to new operators during the three months ended September 30, 2021, (ii) 1,532 SNF units in 27 CCRCs that were closed during the nine months ended September 30, 2021 and are in the process of being repositioned that we will continue to manage for DHC and (iii) 27 Ageility inpatient rehabilitation clinics that were closed in the nine months ended September 30, 2021 and an additional ten Ageility inpatient rehabilitation clinics that are expected to be closed. In addition, the comparable communities also excludes all four leased communities with approximately 200 living units where the leases were terminated on September 30, 2021, including one leased community with 51 living units that has been out of service due to a fire on April 4, 2021.

    The following is a discussion of our operating results for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Rehabilitation and wellness services. The decrease in rehabilitation and wellness services revenues is primarily due to a decrease in outpatient revenues of $0.4 million and inpatient revenues of $10.3 million. The reduction of inpatient revenue is primarily associated with the closure of 27 inpatient clinics during the nine months ended September 30, 2021 in accordance with the Strategic Plan. Our fitness services continued to expand during the nine months and offset the declines from our inpatient closures with an increase in revenue of $0.7 million. We also realized the full nine month impact of 17 net new outpatient rehabilitation clinics opened during the year ended December 31, 2020 and the partial period impact of eight net new outpatient rehabilitation clinics opened during the three months ended March 31, 2021, three net new outpatient rehabilitation clinics opened during the three months ended June 30, 2021 and five net new outpatient rehabilitation clinics opened during the three months ended September 30, 2021. There was a decrease in rehabilitation and wellness services revenues at our comparable clinics due to decreased revenue per visit in the current year.

Senior living revenues. The decrease in senior living revenues are primarily due to the decline in average occupancy from 78.1% for the nine months ended September 30, 2020 to 68.8% for the nine months ended September 30, 2021 caused by the Pandemic as move-out rates exceeded move-in rates. The decline in demand was due to the marketplace reluctance to relocate to senior living communities during the Pandemic. In addition, one of our leased communities was out of service due to a fire on April 4, 2021, which resulted in a decline in revenue attributable to that community of $0.9 million. The decrease in senior living revenues at our comparable communities are primarily due to the decline in average occupancy from 78.1% for the nine months ended September 30, 2020 to 69.2% for the nine months ended September 30, 2021 caused by the Pandemic.

Management fees. The decrease in management fees is due to declines in gross revenues at the senior living communities we manage, primarily caused by the ongoing impacts of the Pandemic and progress made on the Strategic Plan including the transitioning of the management of approximately 4,800 living units to new operators in the nine months ended September 30, 2021 and the closure of approximately 1,500 SNF units in the nine months ended September 30, 2021. The ongoing impacts of the Pandemic resulted in a decline in average occupancy in our managed communities from 78.9% for the nine months ended September 30, 2020 to 70.3% for the nine months ended September 30, 2021. The transitioning of the management of approximately 4,800 living units to new operators resulted in a decrease in management fees of $1.5 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The closure of approximately 1,500 SNF units resulted in a decrease in management fees of $2.2 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. In addition, revenue declines were impacted by the nine senior living communities sold and seven senior living communities closed by DHC in 2020 that we previously managed which reduced management fees by $2.3 million from the nine months ended September 30, 2020. The decrease in management fees at our comparable senior living communities was primarily due to the decline in gross revenues at the senior living communities we manage caused by Pandemic related declines in average occupancy in the 2021 period, partially offset by an increase in construction management fees we earn on construction projects we manage.

Reimbursed community-level costs incurred on behalf of managed communities. The decrease in reimbursed community-level costs incurred on behalf of managed communities was primarily due to the nine senior living communities sold and seven senior living communities closed in 2020 and progress made on the Strategic Plan including the transitioning of the management of approximately 4,800 living units to new operators in the nine months ended September 30, 2021 and the closure of approximately 1,500 SNF units in the nine months ended September 30, 2021. Additionally, there was an overall reduction in community-level costs incurred at the senior living communities we continue to manage as other operating expenses such as wages and dietary costs were impacted by continued occupancy declines due to the Pandemic. These reductions were offset, in part, by increases in repairs and maintenance, marketing, resident activities and health insurance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Other reimbursed expenses. Other reimbursed expenses represent reimbursements that arise from certain centralized services we provide pursuant to our management agreements with DHC. The increase in other reimbursed expenses was due to reimbursements related to restructuring expenses in the nine months ended September 30, 2021 of $12.3 million which was partially offset by a decrease in expenses that are reimbursable.

Other operating income. Other operating income represents funds received and recognized under the Provider Relief Fund of the CARES Act General Fund Distribution.

Rehabilitation and wellness services expenses. The decrease in rehabilitation and wellness services expenses is primarily due to the closure of 27 inpatient clinics in the nine months ended September 30, 2021 in accordance with the Strategic Plan. This was partially offset by the growth of fitness services, home health visits and other expanded outpatient services. We also realized the full nine month impact of 17 net new outpatient rehabilitation clinics opened during the year ended December 31, 2020 and the partial period impact of eight net new outpatient rehabilitation clinics opened during the three months ended March 31, 2021, three net new outpatient rehabilitation clinics opened during the three months ended June 30, 2021 and five net new outpatient rehabilitation clinics opened during the three months ended September 30, 2021. The decrease in rehabilitation and wellness services expenses at our comparable communities was due to a decrease in outpatient visits during the nine months ended September 30, 2021.

Senior living wages and benefits. The decrease in senior living wages and benefits is primarily due to decreased costs in the current quarter for medical insurance and workers compensation costs. The increase in senior living wages and benefits at our comparable communities is primarily due to increased labor costs due to market conditions.

Other senior living operating expenses. Other senior living operating expenses are comprised of utilities, housekeeping, dietary, repairs and maintenance, insurance and other community-level costs. The increase in other senior living operating expenses is primarily due to increased self-insurance obligations and increased costs related to COVID-19 testing supplies, disposable food supplies, infectious disease prevention cleaning, sanitation and labor as a result of the Pandemic. In addition, in 2021, we recognized a $0.9 million long lived asset impairment related to a community that was damaged by a fire. The increase in other senior living operating expenses at our comparable communities is primarily due to costs associated with our self-insurance obligations as well as increases in repairs and maintenance and marketing.

General and administrative. The increase in general and administrative expenses was primarily due to an increase in marketing expenses and professional fees as we focused on growth of our core business to rebound from the Pandemic as well as investments in shared services infrastructure as part of the Evolve phase of our Strategic Plan.

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

Interest and other expense. Interest and other expense consists primarily of deferred financing fees and commitment fees related to our credit facility, interest on our finance leases and our mortgage note.

Unrealized gain (loss) on equity investments. Unrealized gain (loss) on equity investments represents adjustments made to our investments in equity securities to record amounts at fair value.

Realized gain on sale of debt and equity investments. Realized gain on sale of debt and equity investments represents our realized gains and losses on investments.

Loss on termination of leases. Loss on termination of leases for the nine months ended September 30, 2021 represents a $3.3 million loss on the lease termination for four communities. These costs include a $3.1 million lease termination fee, the write off of the remaining net assets at the communities including property and equipment and the remaining right of use assets, less the remaining recorded lease liability and the remaining obligations under the insurance deductible for a fire that occurred at one of the four leased communities. Loss on termination of leases in the nine months ended September 30, 2020 represents the excess of the fair value of the Share Issuances of $97.9 million compared to the consideration of $75.0 million paid by DHC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Provision for income taxes. For the nine months ended September 30, 2021 and 2020, we recognized a provision for income taxes of $0.2 million and $1.0 million, respectively. The provision for income taxes for the nine months ended September 30, 2021 is related to state income taxes. The provision for income taxes for the nine months ended September 30, 2020 is related to federal income taxes, partially offset by a federal alternative minimum tax credit refund benefit and a federal benefit related to lease termination expense, plus state income taxes, including a state valuation allowance.

Liquidity and Capital Resources

We require cash to fund our operating expenses, to make capital expenditures and to service our debt obligations. As of September 30, 2021, we had $80.2 million of unrestricted cash and cash equivalents. As of September 30, 2021, our restricted cash and cash equivalents included $21.5 million of bank term deposits in our captive insurance company.

As of September 30, 2021 and December 31, 2020, we had current assets of $185.2 million and $262.3 million, respectively, and current liabilities of $122.4 million and $177.9 million, respectively.

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

The following table presents selected data on our continuing operations from our condensed consolidated statements of cash flows for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
Net cash provided by (used in)	2021	2020	$ Change	% Change
Operating Activities	$1,800	$62,040	$(60,240)	(97.1)%
Investing Activities	(5,546)	2,270	(7,816)	(344.3)%
Financing Activities	(911)	(847)	(64)	7.6%
(Decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(4,657)	63,463	(68,120)	(107.3)%
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	109,597	56,979	52,618	92.3%
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$104,940	$120,442	$(15,502)	(12.9)%

Operating Activities

The decrease in cash flows provided by operating activities for the nine months ended September 30, 2021 compared to the same period in 2020 is primarily due to a decrease in cash flows due to a change in accrued compensation and benefits of $64.6 million, a change in accrued expenses and other current liabilities of $56.5 million and a reduction in the change in accounts receivable of $24.1 million. This was partially offset by reduction of cash flows due to change in amounts due from related person of $117.4 million, the change from net income to a net loss for the 2021 period and $6.3 million in funds received during the 2021 period under the CARES Act. As a result of transitioning the management of certain communities in connection with the Strategic Plan, we will see reductions in accounts receivable, accrued payroll and accrued expenses previously recognized while managing those communities.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2021, increased as compared to the same period in 2020 primarily due to increased investments of property and equipment of $3.2 million for owned communities and shared services infrastructure as part of the Evolve phase of the Strategic Plan and a decrease in proceeds from the sale of property and equipment to DHC of $2.7 million.

Financing Activities

The decline in net cash used in financing activities for the nine months ended September 30, 2021, compared to the same period in 2020 is primarily due to repayments of finance lease principal in the current period partially offset by costs incurred in 2020 related to the issuance of common stock in the prior year period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Capital Expenditures

During the nine months ended September 30, 2021, we invested $7.1 million primarily in our owned senior living communities and rehabilitation and wellness services clinics. During the nine months ended September 30, 2020, we invested $3.3 million primarily in our owned and leased senior living communities and rehabilitation and wellness services clinics. DHC funds the capital expenditures at the senior living communities we manage for the account of DHC pursuant to our management agreements with DHC.

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

We are closely monitoring the effect of the Pandemic on our liquidity. We currently expect to use cash on hand and cash flows from operations as well as our revolving credit facility to fund our future operations and capital expenditures, to the extent not funded or reimbursed by DHC pursuant to our management agreements with DHC, and fixed debt obligations, as well as investments in diversifying our service offerings to diversify our revenue sources. DHC funds the operating and capital expenses for the senior living communities we manage for DHC. We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities, but we cannot be certain that we will be able to successfully carry out this intention, particularly because of the uncertainty surrounding the duration and severity of the current economic impact resulting from the Pandemic. A long, protracted and extensive decline in economic conditions or adverse market conditions in the senior living industry may cause a decline in financing availability and increased costs for financings.

Insurance

Increases over time in the cost of insurance, especially professional and general liability insurance, workers’ compensation and employee health insurance, have had an adverse impact upon our results of operations. We self-insure a large portion of these costs. We also self-insure for auto insurance. Our costs have increased as a result of the higher costs that we incur to settle claims and to purchase insurance for claims in excess of the self-insured amounts, some of which related to the senior living communities we manage on behalf of DHC and are reimbursed to us by DHC pursuant to our management agreements with DHC. Further, our health insurance and workers compensation costs have increased as a result of the Pandemic, as well as team members now pursuing elective procedures that had been deferred or they were not able to obtain during the Pandemic. These increased costs may continue in the future. We also have purchased property insurance coverage under DHC's policy with unrelated third party insurance providers. On April 4, 2021, one of the communities that we leased had a fire which has caused extensive damage and the residents of the community to be relocated. We have insurance on this community with a deductible of $1.0 million. Insurance proceeds received for property damages to the previously leased community caused by the fire were subsequently transferred to PEAK.

For more information about our existing insurance see “Business—Insurance” in Part I, Item I of our Annual Report.

Debt Financings and Covenants

We have a $65.0 million secured revolving credit facility, or our Credit Facility, that is available for general business purposes. Our Credit Facility matures on June 12, 2022. We are required to pay interest on borrowings under our Credit Facility at a rate of LIBOR plus a premium of 250 basis points per annum; or at a base rate, as defined in the credit agreement, plus 150 basis points per annum. The annual interest rate options as of September 30, 2021 were 2.58% and 4.75%, respectively. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused portion of the available capacity under our Credit Facility. No principal repayment is due until maturity.

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

At September 30, 2021, we had six irrevocable standby letters of credit outstanding, totaling $27.6 million. One of these letters of credit in the amount of $26.9 million, which secures our workers' compensation insurance program, is collateralized by approximately $21.5 million of cash equivalents and $5.7 million of debt and equity investments. This letter of credit expires in June 2022 and is automatically extended for one-year terms unless notice of nonrenewal is provided prior to the end of the applicable term. At September 30, 2021, the cash equivalents collateralizing this letter of credit are classified as short-term restricted cash and cash equivalents in our condensed consolidated balance sheets, and the debt and equity investments collateralizing this letter of credit are classified as short-term restricted debt and equity investments in our condensed consolidated balance sheets. The remaining five irrevocable standby letters of credit outstanding at September 30, 2021, totaling $0.8 million, which are issued under the credit facility, secure certain of our other obligations. The termination of leases on our four leased communities resulted in our outstanding letters of credit being reduced by $0.7 million in October 2021. The remaining letter of credit is scheduled to mature in June 2022 and is required to be renewed annually.

We also have a mortgage note as of September 30, 2021, that we assumed in connection with a previous acquisition of a senior living community. Payments of principal and interest are due monthly under this mortgage debt until maturity in September 2032. The annual interest rate on this mortgage debt was 6.20% as of September 30, 2021.

As of September 30, 2021, we had no borrowings outstanding under our Credit Facility, $0.8 million in letters of credit issued under our Credit Facility, $26.5 million available for borrowing under our Credit Facility, and $6.9 million outstanding on the mortgage note. As of September 30, 2021, we believe we were in compliance with all applicable covenants under our debt agreements.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•Our expectations for the operation and performance of the business following implementation of the Strategic Plan,

•Our expectations regarding demand, impacts of information technology and our competitive advantages in the senior living industry,

•Our ability to attract and retain qualified and skilled employees, particularly at our senior living communities,

•Our ability to operate our senior living communities profitably,

•Our ability to grow revenues at the senior living communities we manage and to increase the fees we earn from managing senior living communities,

•Our expectation to focus our expansion activities on internal growth from our existing senior living communities and the clinics we operate and other ancillary services we may provide,

•Our ability to increase the number of senior living communities we operate, excluding the loss of the communities pursuant to the Strategic Plan, and residents we serve, and to grow our other sources of revenues, including rehabilitation and wellness services and other services we may provide,

•Whether the aging U.S. population and increasing life spans of older adults will increase the demand for senior living communities and health and wellness services,

•Our expectations of the types of services seniors will demand and our ability to satisfy those demands,

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

Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. A summary of the risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, cash flows, liquidity and prospects include, but are not limited to:

•The impact of conditions in the economy and the capital markets on us and our residents, clients and other customers,

•Competition within the senior living and other health and wellness related services businesses,

•Older adults delaying or forgoing moving into senior living communities or purchasing health and wellness services from us,

•Increases in our labor costs or in costs we pay for goods and services, delays in supply chain and price inflation,

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

•Our ability to deliver senior living management or rehabilitation and wellness services profitably and increase the revenues generated by us depends upon many factors, including our ability to integrate new communities and clinics into our existing operations, as well as some factors that are beyond our control, such as the demand for our services arising from economic conditions generally and competition from other providers of services to older adults. We may not be able to successfully integrate, operate, compete and profitably manage our senior living communities and rehabilitation and wellness services clinics,

•We expect to enter into additional management arrangements with DHC or other owners for additional senior living communities. However, we cannot be sure that we will enter into any additional management arrangements,

•Our belief that the aging of the U.S. population and increasing life spans of older adults will increase demand for senior living communities and services may not be realized or may not result in increased demand for our services,

•Our investments in our workforce and continued focus on reducing team member turnover by enhancing our competitiveness in the marketplace with respect to cash compensation and other benefits, as well as our innovative efforts to attract talent, may not be successful and may not result in the benefits we expect to achieve through such investments,

•We may not be able to implement each aspect of the Strategic Plan by the end of 2021 or at all, for example:

◦We and DHC may not be able to identify and agree to terms with new operators or otherwise transition the remaining 12 senior living communities that we currently manage for DHC to new operators, or the timing of such transitions may be delayed or may change,

◦We may not be able to successfully reposition the 1,532 SNF units that have been closed to other types of units,

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

•Our expectation that our rehabilitation and wellness services segment will grow may not be realized or any growth it does achieve may not be profitable or produce the benefits we expect,

•The out performance of our Retained Portfolio realized for the quarter ending September 30, 2021 compared to the total DHC managed portfolio for that period may not be achieved in future periods,

•Our marketing initiatives may not succeed in increasing our revenues, and they may cost more than any increased revenues they may generate,

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

•The various federal and state government agencies that pay us for the services we provide to some of our customers are still experiencing budgetary constraints and may lower the Medicare, Medicaid and other rates they pay us. On December 27, 2020, Medicare payments related to outpatient therapy were reduced by 3.5% as a result of the Consolidated Appropriations Act,

•Our efforts to mitigate the continued effects of the Pandemic may not be sufficient,
•We expect that the Pandemic may continue to adversely affect our business, operating results and financial condition, due to continual deterioration of occupancy at our senior living communities, staffing pressures and potential medical and food supply shortages as well as increased COVID-19 testing costs that may have an adverse effect on the operating costs of our senior living communities,

•We believe that our insurance costs may continue to rise as a result of claims or litigation associated with the Pandemic, coupled with general market conditions prior to the Pandemic,

•We may be unable to repay or refinance our debt obligations when they become due,
•At September 30, 2021, we had $80.2 million of unrestricted cash and cash equivalents. As of September 30, 2021, we had no borrowings under our Credit Facility, letters of credit issued under the Credit Facility in an aggregate amount of $0.8 million and $26.5 million available for borrowing under our Credit Facility. In addition, we believe that we have adequate financial resources to fund our business for at least the next 12 months. However, we have incurred in the most recent, and in prior periods, and we may continue to incur in future periods, operating losses and we have a large accumulated deficit. Moreover, certain aspects of our operations and future growth opportunities that we may pursue in our business may require significant amounts of working cash and require us to make significant capital expenditures. Further, the Pandemic has adversely impacted our business and is expected to continue to do so. As a result, we may not have sufficient cash liquidity,
•Actual costs under our credit facility will be higher than the stated interest rate because of other fees and expenses associated with our Credit Facility,
•The amount of available borrowings under our Credit Facility is subject to our having qualified collateral, which is primarily based on the value of the assets securing our obligations under our Credit Facility. Accordingly, the available borrowings under our Credit Facility at any time may be less than $65.0 million as it was as of September 30, 2021. Also, the availability of borrowings under our Credit Facility is subject to our satisfying certain financial covenants and other conditions that we may be unable to satisfy,
•We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not be able to successfully carry out this intention. Further, market disruptions, such as may be caused and continued by the Pandemic and economic conditions, may significantly limit our access to capital,

•Our actions and approach to managing our insurance costs, including our operating an offshore captive insurance company and self-insuring with respect to certain liability matters, may not be successful and could result in our incurring significant costs and liabilities that we will be responsible for funding,

•Contingencies in any applicable acquisition or sale agreements we have entered into, or may enter into, may not be satisfied and our applicable acquisitions or sales, and any related management arrangements we may expect to enter into or exit, may not occur, may be delayed or the terms of such transactions or arrangements may change,

•We may be unable to meet collateral requirements related to our workers’ compensation insurance program for future policy years, which may result in increased costs for such insurance program,

•We may not be able to sell senior living communities that we own, lease or manage, that we, our landlord or DHC may seek to sell, on acceptable terms or we may incur losses in connection with any such sales,

•We believe that our relationships with our related parties, including DHC, RMR LLC, ABP Trust and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and

•Our senior living management and rehabilitation and wellness services are subject to extensive government regulation, licensure and oversight. We sometimes have regulatory issues in the operation of our senior living communities and rehabilitation and wellness services clinics and, as a result, some of our communities may periodically be prohibited from admitting new residents, or our license to continue operations at a community or clinic may be suspended or revoked. Also, operating deficiencies or a license revocation at one or more of our senior living communities or rehabilitation and wellness services clinics may have an adverse impact on our ability to operate, obtain licenses for, or attract residents or clients to, our other communities and clinics.

Currently, unexpected results could occur due to many different circumstances, some of which are beyond our control, such as acts of terrorism, natural disasters, global climate change, pandemics, epidemics and other widespread illnesses, including the COVID-19 pandemic, changed Medicare or Medicaid rates, new legislation, regulations or rulemaking affecting our business, or changes in capital markets or the economy generally.

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

Item 1A. Risk Factors

Our business faces many risks, a number of which are described under the caption “Risk Factors” in our Annual Report, as supplemented by the risk factors described below. The risks described in our Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and this Quarterly Report on Form 10-Q, and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

We may be unable to implement the Strategic Plan in a timely manner or at all, and it may not result in the benefits we expect.

On April 9, 2021, we announced the Strategic Plan to reposition our senior living management business to focus on larger independent living, assisted living and memory care communities as well as stand-alone independent living and active adult communities. Pursuant to the Strategic Plan, among other things, we and DHC amended our management arrangements to facilitate the transition of 108 senior living communities that we managed for DHC to new operators, and we intend to (i) reposition 1,532 SNF units that were closed in 27 CCRCs pursuant to the Strategic Plan and that we will continue to manage for DHC, (ii) close the remaining ten Ageility inpatient rehabilitation clinics in certain transitioning communities and (iii) eliminate certain positions in our corporate, regional and divisional teams as well as impacted units and clinics.

We may not be able to transition management of the senior living communities to other operators or to reposition SNF units before year end 2021, as anticipated, or at all.

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

In connection with the Strategic Plan, through September 30, 2021, we have eliminated approximately 1,200 staff and management positions. When completed, we intend to eliminate approximately 140, or 35.9% of the positions in our corporate, regional and divisional teams and approximately 1,200, or 8.6%, of the positions in our communities and clinics. This reduction in force may result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, which could adversely affect our operations and increase the risk that we may not comply with accounting, legal and regulatory requirements and may not be able to pursue certain business opportunities. Our management may also need to divert attention away from our strategic and operational activities to manage these organizational changes. In addition, we may not achieve anticipated benefits from the reduction in force, including the expected cost savings and operational efficiencies.

The substantial majority of the senior living communities that we operate are owned by DHC and our business is substantially dependent on our relationship with DHC.

Our business is substantially dependent upon our continued relationship with DHC. Of the 179 senior living communities we operated at September 30, 2021, 159 are owned by DHC. In connection with the Strategic Plan, we and DHC amended our management agreements to facilitate the transition of 108 senior living communities that we managed for DHC to new operators and we closed, and are in the process of, repositioning approximately 1,500 SNF units in 27 CCRCs that we will continue to manage for DHC. The transition of management of 108 senior living communities that we managed for DHC to other operators as well as the closing and repositioning of the SNF units will result in lower operating revenues and may have an adverse impact on our relationship with DHC, each of which could harm our financial condition and ability to achieve our long-term growth initiatives. In addition, the 108 senior living communities that we expect to transition to new operators, have 45 Ageility outpatient rehabilitation clinics, of which 29 clinics were within communities that had transitioned to a new operator as of September 30, 2021 and that we will continue to operate. The remaining 16 clinics, due to the transfer of the communities to new operators, may be subject to closure by the new operator.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2021:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 2021	70	$4.38	—	$—
Total	70	$4.38	—	$—
_______________________________________
(1)    These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of former employees of RMR LLC in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

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
Dated: November 3, 2021

/s/ Jeffrey C. Leer
Jeffrey C. Leer
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Dated: November 3, 2021

/s/ Stephen R. Geiger
Stephen R. Geiger
Chief Accounting Officer
(Principal Accounting Officer)
Dated: November 3, 2021