Form 10-K
period 2021-12-31
AlerisLife Inc.
filed 2022-02-24
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-16817
ALERISLIFE INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	04-3516029
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
400 Centre Street, Newton, Massachusetts 02458
(Address of Principal Executive Offices) (Zip Code)
617‑796‑8387
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	ALR	The Nasdaq Stock Market LLC
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting shares of common stock, $.01 par value, or common shares, of the registrant held by non-affiliates was $108.0 million based on the $5.76 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2021. For purposes of this calculation, an aggregate of 345,983 common shares held directly by, or by affiliates of, the directors and officers of the registrant, plus 10,691,658 common shares held by Diversified Healthcare Trust and 1,972,783 common shares held by ABP Acquisition LLC, have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 21, 2022: 32,618,779.

References in this Annual Report on Form 10‑K to the Company, AlerisLife, we, us and our mean AlerisLife Inc., formerly known as Five Star Senior Living Inc., and its consolidated subsidiaries, unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2021.

Warning Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K relate to various aspects of our business, including, but are not limited to the following:

•The duration and severity of the novel coronavirus SARS-CoV-2, or COVID-19, pandemic, or the Pandemic, and its impact on public health and safety, particularly older adults, and on our and Diversified Healthcare Trust's, or DHC's, business, results, operations and liquidity,

•The availability, effectiveness, impact and extent of administration of COVID-19 vaccines and therapeutic treatments on public health and safety, economic conditions, the older adult customer we serve and our business,

•The execution of our Strategic Plan, defined below, and our expectations regarding its timing, costs, savings and benefits,

•Our expectations for the operation and performance of the business following implementation of the Strategic Plan,

•Our expectations regarding demand, impacts of information technology and our competitive advantages with respect to providing services to older adults,

•Our ability to attract and retain qualified and skilled employees,

•Our ability to operate our senior living communities and deliver lifestyle services profitably,

•Our ability to grow and diversify revenues,

•Our expectation to focus our expansion activities on internal growth from our existing senior living communities we operate and other lifestyle services we may provide,

•Our ability to increase the number of senior living communities we operate and residents we serve, and to grow through other sources of revenues, including lifestyle services,

•Whether the aging U.S. population and increasing life spans of older adults will increase the demand for senior living communities and lifestyle services,

•Our expectations of the types of services older adults will demand and our ability to satisfy those demands,

•Our ability to comply and to remain in compliance with applicable Medicare, Medicaid and other federal and state regulatory, rulemaking and rate setting requirements,

•Our belief regarding the adequacy of our existing cash flows from operations and unrestricted cash on hand to support our business,

•Our ability to sell communities we may offer for sale at our targeted prices,

•Our ability to access or raise debt or equity capital,

•Our expectations for closing, commencing in August 2022, our ten inpatient rehabilitation clinics at senior living communities we do not operate, and

•Other risks described under "Risk Factors" below.

Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. A summary of the risks, uncertainties and other factors that could have a material adverse effect on our forward-
i

looking statements and upon our business, results of operations, financial condition, cash flows, liquidity and prospects identified in Part I, Item IA. "Risk Factors" in this Annual Report on Form 10-K include, but are not limited to:

•The impact of conditions in the economy and the capital markets on us and our customers,

•Competition for older adult customers within the residential and lifestyle services businesses,

•Older adults delaying or forgoing moving into senior living communities or purchasing lifestyle services from us,

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

For example:

•Challenging conditions continue to exist and our business and operations remain subject to substantial risks, many of which are beyond our control. As a result, our operations may not be profitable in the future and we may realize losses,

•We may not successfully execute the Strategic Plan,

•Our ability to deliver residential management or lifestyle services profitably and increase the revenues we generate depends upon many factors, including our ability to integrate new communities and clinics into our existing operations, as well as some factors that are beyond our control, such as the demand for our services arising from economic conditions generally and competition from other providers of services to older adults. We may not be able to successfully integrate, operate, compete and profitably manage our senior living communities and deliver lifestyle services,

•We expect to enter into management arrangements with DHC or other owners for additional senior living communities. However, we cannot be sure that we will enter into any additional management arrangements,

•Our belief that the aging of the U.S. population and increasing life spans of older adults will increase demand for senior living communities and lifestyle services may not be realized or may not result in increased demand for our services,

•Our investments in our workforce and continued focus on reducing team member turnover by enhancing our competitiveness in the marketplace with respect to cash compensation and other benefits, as well as our efforts to attract talent, may not be successful and may not result in the benefits we expect to achieve through such investments,

•We may not be able to implement each aspect of the Strategic Plan, including repositioning the 1,532 skilled nursing facility, or SNF, units that have been closed to other uses that are beneficial to us, our customers and DHC,

•The costs of executing the evolve and diversify pillars of the Strategic Plan may be more than we expect,

•We may not realize the benefits we anticipate from the Strategic Plan,

•We may not be able to achieve our objectives following implementation of the Strategic Plan, including partially offsetting the revenue loss from the senior living communities we transitioned with expense reductions to right-size operations, on the anticipated timeline, or at all,

•We cannot be sure that the terms of our new management arrangements with DHC will achieve the anticipated benefit on our operating results,

•Our expectation that our lifestyle services segment will grow may not be realized or any growth it does achieve may not be profitable or produce the benefits we expect,

•Our marketing initiatives may not succeed in increasing our revenues, and they may cost more than any increased revenues they may generate,

•Our strategic investments to enhance efficiencies, enhance our service offerings or grow our business may not be successful or generate the returns we expect,

•Circumstances that adversely affect the ability of older adults or their families to pay for our services, such as economic downturns, inflation, weakening housing market conditions, higher levels of unemployment among our customers or their family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics generally could affect the revenues and profitability of our business,

•Customers who pay for our services with their private resources may become unable to afford our services, resulting in decreased revenues,

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

•We believe that we have adequate financial resources to fund our business for at least the next 12 months. However, we have incurred in the most recent period, and in prior periods, and we may continue to incur in future periods, operating losses and we have a large accumulated deficit. Moreover, certain aspects of our operations and future growth opportunities that we may pursue in our business may require significant amounts of working cash and require us to make significant capital expenditures. As a result, we may not have sufficient cash liquidity,

•The amount of available borrowings under our secured senior term loan, or the Loan, is subject to our having qualified collateral, which is primarily based on the value of the assets securing our obligations under our Loan. Accordingly, the available borrowings under the Loan at any time may be less than $95.0 million as it was as of January 31, 2022.

Also, the availability of borrowings under our Loan is subject to our satisfying certain financial covenants and other conditions that we may be unable to satisfy,

•We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not be able to successfully carry out this intention. Further, market disruptions caused and continued by the Pandemic as well as general economic conditions may significantly limit our access to capital,

•Our actions and approach to managing our insurance costs, including our operating an offshore captive insurance company and self-insuring with respect to certain liability matters, may not be successful and could result in our incurring significant costs and liabilities that we will be responsible for funding,

•Contingencies in any applicable acquisition or sale agreements we have entered into, or may enter into, may not be satisfied and our applicable acquisitions or sales, and any related management arrangements we may expect to enter into or exit, may not occur, may be delayed or the terms of such transactions or arrangements may change,

•We may be unable to meet collateral requirements related to our workers’ compensation insurance program for future policy years, which may result in increased costs for such insurance program,

•We may not be able to sell senior living communities that we own or manage, that we, or DHC may seek to sell, on acceptable terms or we may incur losses in connection with any such sales,

•We believe that our relationships with our related parties, including DHC, RMR LLC, ABP Trust and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and

•Components of our residential management and lifestyle services are subject to extensive government regulation, licensure and oversight. We sometimes have regulatory issues in the operation of our senior living communities and delivery of lifestyle services and, as a result, we may periodically be prohibited from or limited in admitting new residents or providing services, or our license to continue operations may be suspended or revoked. Also, operating deficiencies or a license revocation may have an adverse impact on our ability to operate, obtain licenses for, or attract customers.

Currently, unexpected results could occur due to many different circumstances, some of which are beyond our control, such as acts of terrorism, natural disasters, global climate change, pandemics, epidemics and other widespread illnesses, including the pandemic, changed Medicare or Medicaid rates, new legislation, regulations or rulemaking affecting our business, or changes in capital markets or the economy generally.

We have based our forward-looking statements on our current expectations about future events that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risk and uncertainties, some of which cannot be predicted or qualified, our forward-looking statements should not be relied on as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected or implied in our forward-looking statements. The matters discussed in this warning should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

ALERISLIFE INC.
2021 ANNUAL REPORT ON FORM 10‑K

This Annual Report on Form 10-K includes our registered trademarks, such as “Five Star Senior Living”, “Bridge to Rediscovery”, “Ageility Physical Therapy Solutions” and “Ageility”, which are our property and are protected under applicable intellectual property laws. Our trademark application for “AlerisLife” is currently pending. Solely for convenience, these trademarks referred to in this Annual Report on Form 10-K may appear without the TM symbol, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks.

PART I
Item 1. Business
The Company
AlerisLife Inc., formerly known as Five Star Senior Living Inc., is a holding company incorporated in Maryland and substantially all of our business is conducted by our two segments: (i) residential (formerly known as senior living) through our brand Five Star Senior Living, or Five Star, and (ii) lifestyle services (formerly known as rehabilitation and wellness Services) primarily through our brands Ageility Physical Therapy Solutions and Ageility Fitness, or collectively Ageility, as well as Windsong Home Health.

Guided by our mission statement, “To enrich and inspire the journey of life, one experience at a time,” we employ approximately 10,700 team members experienced in supporting older adults and we are focused on establishing ourselves as a premier provider of services to older adults, which we define as adults who are 75+ years of age.

As of December 31, 2021, through our residential segment, we owned and operated or managed, 141 senior living communities located in 28 states with 20,105 living units, including 10,423 independent living apartments, 9,636 assisted living suites, which includes 1,872 of our Bridge to Rediscovery memory care units, and one continuing care retirement community, or CCRC, with 106 living units, including 46 skilled nursing facility or SNF, units that was closed in February 2022. We managed 121 of these senior living communities (18,005 living units) for Diversified Healthcare Trust, or DHC, and owned 20 of these senior living communities (2,100 living units). As of December 31, 2021, we transitioned the management of 107 senior living communities with approximately 7,400 living units to new operators pursuant to the Strategic Plan described below. On September 30, 2021, our former lease with Healthpeak Properties Inc., or PEAK, for four communities (with approximately 200 living units) was terminated. The foregoing numbers exclude living units categorized as out of service.

Our lifestyle services segment provides a comprehensive suite of lifestyle services including Ageility rehabilitation and fitness, Windsong home health and other home based, concierge services at senior living communities we own and operate or manage as well as at unaffiliated senior living communities. As of December 31, 2021, Ageility operated ten inpatient rehabilitation clinics in senior living communities owned by DHC, all of which are in communities that were transitioned to new operators during the year ended December 31, 2021. As of December 31, 2021, Ageility operated 205 outpatient rehabilitation clinics, of which 106 were located at Five Star operated senior living communities and 99 were located within senior living communities not operated by Five Star. We provided Ageility rehabilitation services to approximately 17,000 clients in 2021. As of December 31, 2021, we provided Ageility fitness services in 199 senior living communities. In December 2021, we closed 17 outpatient rehabilitation clinics that were in senior living communities that were transitioned to a new operator in 2021 or closed in February 2022.

The changing profile of older adults in the United States shows an 18% increase in the 75+ demographic in the last ten years according to Statista, a leading provider of consumer and market data, with an even more significant increase projected by 2030 (up to 49%). With 23 million 75+ older adults in the United States, we believe that this demographic is set to drive significant demand in aging services, and that our business has the platform and service offerings to position us to support a higher quality of life for these adults as they age.

We have long been focused on the delivery of an exceptional experience to our current residents, including quality clinical services, as well as compelling lifestyle offerings such as Ageility rehabilitation and fitness. With the recent repositioning of our senior living portfolio to focus on our operational strengths, and our continued commitment to building our lifestyle services platform, we are committed to provide our customers with financially flexible, choice-based service offerings, no matter their residential location.

We believe that our company is positioned to become a leading provider of residential as well as lifestyle services to older adults. To that end, we collaborate and actively engage with other innovative organizations. We also sponsor and pilot programs to continually evolve our service capabilities to meet the evolving consumer demands of a growing population of older adults. In 2021, we served approximately 22,000 older adults on a daily basis by providing a variety of experiences and services.

Our History

AlerisLife Inc. is a Maryland corporation that was formed in 2001. Until January 25, 2022, our name was Five Star Senior Living Inc. and, prior to that, our name was Five Star Quality Care, Inc. Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 796-8387.

Historically, we were primarily an operator of senior living communities, including independent living, assisted living, memory care and skilled nursing facilities. We expanded into rehabilitation services to complement our resident experience. In response to changing market dynamics, in 2019 we converted 166 senior living communities that we had previously leased under a triple net lease from DHC to a management structure, which significantly reduced our senior living operating risk. In 2021, we announced the Strategic Plan, as defined below, to reposition our senior living management services to focus on larger, lower acuity senior living communities and exit the SNF business, including inpatient rehabilitation services, invest in evolving our corporate infrastructure to support operations and growth and our senior living resident experience to better align with our changing customer and diversify our revenue through continued growth of outpatient rehabilitation services as well as other lifestyle services. During the year ended December 31, 2021, 107 senior living communities that we previously managed for DHC were transitioned to new operators and one senior living community was closed in February 2022. In addition, we closed approximately 1,500 SNF units and 27 inpatient rehabilitation clinics operated by Ageility. We renewed our focus on our operational strengths within senior living and positioned the Company to grow and diversify revenue streams through lifestyle services. On January 26, 2022, we announced the change in the Company’s name to AlerisLife. We will strive to continue to deliver an exceptional residential experience to senior living and active adult residents, while also offering lifestyle services to the younger “choice based” consumer, with the goal of building an earlier and lasting trusted partnership.

Effective as of January 1, 2020, and then again in April 2021 as part of our Strategic Plan, we restructured our business arrangements with DHC. For more information regarding this restructuring, see "Properties" included in Part I, Item 2, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7, of this Annual Report on Form 10-K and Notes 1 and 10 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

On April 9, 2021, we announced a new strategic plan, or the Strategic Plan. For more information on the Strategic Plan and the progress we have made with respect to the Reposition, Evolve and Diversify phases of the Strategic Plan during the year ended December 31, 2021, see Notes 1, 10 and 19 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Residential

Our Five Star residential service offerings consist of the operation of primarily larger independent and assisted living senior living communities, including memory care, as well as active adult communities. Our offerings can be classified into different primary service categories; while some communities provide a single service, many provide multiple service levels in a single building or in a campus setting.

Independent Living Communities. Independent living communities provide residents with high levels of privacy in various types of apartments and are similar to a multi-unit environment and require residents to be relatively independent. An independent living apartment usually bundles several non-healthcare services as part of a regular monthly charge. For example, the base charge may include one or two meals per day in a central dining room, weekly housekeeping service or access to a variety of activities. Additional non-healthcare services are generally available on a fee for service basis. As of December 31, 2021, Five Star's operations included 10,423 independent living units in 86 senior living communities. Included in this total is an active adult community, which we classify as an independent living community, that has 167 living units.

Assisted Living Communities. Assisted living communities are typically comprised of one-bedroom units, which include private bathrooms and efficiency kitchens. Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24-hour availability of assistance with the activities of daily living such as bathing, dressing and eating. Professional nursing and healthcare services are usually available at the community, as requested, or at regularly scheduled times. In addition, residents have access to a variety of entertainment and wellness activities. We also provide Alzheimer’s or memory care services at certain of our assisted living communities through our award-winning Bridge to Rediscovery program. As of December 31, 2021, Five Star's operations included 9,636 assisted living suites in 118 senior living communities, of which 1,872 units in 65 senior living communities are dedicated to memory care services.

In addition to Five Star senior living communities, we provide a comprehensive suite of lifestyle services at our senior living communities, as well as at third-party operated communities through our lifestyle services segment.

Lifestyle Services

Our Ageility lifestyle services consist of delivery of rehabilitation services, primarily provided in outpatient rehabilitation clinics, and fitness services. Our rehabilitation services include physical therapy, speech therapy and occupational therapy, as well as strength training, orthopedic rehabilitation, fall prevention, cognitive or memory enhancement, aquatic therapy, continence management programs, pain management programs, neurological rehabilitation and post-surgical or post-hospitalization services. Our fitness services include general personal fitness and wellness programs. Both rehabilitation and fitness services are delivered by licensed therapists or other trained personnel. As of December 31, 2021, Ageility's operations included ten inpatient rehabilitation clinics and 205 outpatient rehabilitation clinics providing rehabilitation services. In addition, Ageility provides fitness and personal training services in 199 senior living communities. We also offer other lifestyle services in certain of our communities, including home health and home care.

Current Industry Trends

The Pandemic has significantly impacted the older adult population we serve causing a negative public perception in the marketplace and increasing the regulatory focus by government agencies. Our roots in clinical excellence have served us well through this time, supported our focus on the safety and well-being of our residents, and compliance with changing regulations, which is all accomplished by our experienced team members. We were among the first in the industry to issue a company-wide vaccine requirement for our community and clinic team members, driving confidence in our ability to keep our customers safe and healthy.

Post-Pandemic recovery continues to remain uncertain, with The National Investment Center, or NIC, forecasting 2.7-7.1 years of recovery for assisted living and 1.8-8.5 years of recovery for independent living. While senior housing construction has continued to slow, with annualized inventory growth returning to 2014 rates, the increase in net absorption has been gradual. However, in general, move-in rates rebounded in the latter part of 2021 and there is a sense of renewed consumer confidence in senior living. We believe that the demand in the marketplace will serve those operators who have been able to maintain operational stability and focus on the customer through this challenging time and are able to evolve to meet the needs of the customer who will have higher expectations around safety measures, technological offerings, clinical capabilities and transparent communication.

Even before the Pandemic, demographic trends regarding aging adults had captured the attention of a number of entrepreneurs, start-ups and other companies in the technology arena, resulting in a steady stream of innovations targeting older adults. Many of these innovations enable older adults to age in their homes longer. Just in the last ten years, the average move in age for independent living has increased from 78 to 831. This investment is causing providers of traditional service offerings to consider new ways of delivering services to older adults. Regardless of the influx of technology solutions that change how services are delivered to older adults, we believe that the delivery of services requires human connection and that high-touch and high-tech environments are not mutually exclusive. Technology can augment, but we believe, will not replace the human connection that differentiates our service. We are committed, however, to continue thoughtful and impactful investment in technology to enhance the resident experience.

We expect the demand for residential and lifestyle services to increase in future years. We continue to implement innovative ways to overcome the challenges created by the Pandemic, including workforce shortages and low employee retention, occupancy pressures and challenges related to new technology and higher service level expectations.

To address workforce and retention challenges, we have looked to data-driven recruitment processes that use benchmarking and analytics to find quality candidates who stay in their roles longer. Personnel retention initiatives, including increasing wages, have been implemented, especially in geographic areas where competition for clinical professionals is intense. Other efforts to attract talent include connecting to the future workforce through school partnerships and recruitment presentations.

(1) Source: https://seniorhousingnews.com/2019/05/18/senior-living-communities-ceo-oversupply-will-last-longer-than-many-expect/

To address occupancy challenges, we are focused on both customer acquisition and retention. Through investment in business intelligence, website enhancements, targeted content, search engine optimization strategy and targeted marketing campaigns tailored to each micro-market, we seek to attract those searching for the services they need for their aging loved ones or themselves. In addition, we are focused on higher quality prospect engagement, beginning with high touch digital interactions supported by extensive sales training that focuses on research-based, prospect-centered sales tactics to convert move-ins from leads through our digital marketing efforts. We are also focused on improving the customer experience as part of the "Evolve" phase of the Strategic Plan. As an example, during 2021, we improved Wi-Fi in 75 senior living communities, with the remaining communities expected to be improved by the end of the third quarter of 2022. We have also entered into collaborative arrangements with Compass Community Living, a division of Compass Group, or Compass, for senior living resident dining services and Dispatch Health for urgent care services for senior living residents, as well as invested in our understanding of evolving customer trends by hiring a Chief Customer Officer, or CCO, in January 2022.

Recent trends suggest older adults prefer platforms that enable individuals to live a more independent lifestyle. With a broader scope of residential options available in the United States, combined with technology enablement, consumers have more choices in where to live and how they will be supported as they age. This wider range of options for consumers is causing further pressure on the senior living industry to implement innovative methods and services that provide for an exceptional customer experience. Our continued focus on customer needs and ongoing investment in marketing intelligence is a direct result of our commitment to that experience.

Competition

The market for senior living services continues to be highly competitive. We compete with numerous local, regional and national senior living community operators. Increasingly, we are also competing with other companies that provide services to older adults, such as home healthcare companies. Some of our competitors are larger and have greater financial resources than we do and some of our competitors are not-for-profit entities that have endowment income and may not face the same financial pressures that we do. In recent years, a significant number of new senior living communities have been developed, and we expect this development activity to continue in the future as new operators attempt to seize market share in a highly fragmented market. This activity has increased competitive pressures on us, particularly in the geographic markets where we have high concentration of senior living communities. While smaller senior living operators may have struggled to manage the impact of the Pandemic, particularly operating costs, other competitors may have lower operating expenses or other cost advantages compared to us. Therefore, they may be able to provide services at a lower price than we can offer to our customers.
We continue to address competition (i) by focusing on operations to ensure an exceptional resident experience, high customer satisfaction and team member retention, (ii) by differentiating ourselves with the innovative programs and services we offer, (iii) with enhanced marketing efforts and (iv) by evaluating the current position of our senior living communities relative to their competition. Our recent repositioning has allowed us to focus on our operational strengths. For more information on the competitive pressure we face and associated risks, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Our Growth Strategy
We have been in operation for over 20 years. In 2021, we provided services to approximately 16,000 older adults in our Five Star senior living communities and approximately 17,000 Ageility clients. We are focused on establishing ourselves as a premier provider of services to older adults and their caregivers.

We are focused on continually improving and differentiating our service offerings to retain our current customers and acquire new customers. The Strategic Plan contemplates a three-pronged approach to furthering our Company as a premier provider of services that enrich and inspire the lives of older adults as they age.

Reposition: We signaled our intent to exit the skilled nursing business and reposition our senior living service offering to focus on larger assisted living, independent living, memory care and standalone independent living and active adult communities. The reposition phase of the Strategic Plan has been substantially completed, see Note 1 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Evolve: We are committed to a scalable and sustainable corporate infrastructure to support operations and growth, which includes not only robust shared services and technology platforms, but also a strong and differentiated leadership team. Recently, we changed our company name to AlerisLife Inc. to signal the continued evolution of this foundational infrastructure that serves as our platform for growth and success across several business lines. In addition, we are focused on delivering a differentiated customer focused resident experience consistently executed across the repositioned portfolio of communities.

In November 2021, we entered into a culinary services partnership with Compass to transform the dining experience for residents and we also established a strategic partnership platform to enable collaboration opportunities. In December 2021, we announced a collaboration with DispatchHealth to provide our senior living residents access to ambulatory urgent care services in certain markets. We continue to explore and foster partnerships, at both the local and national level, that will give our customers access to a continuum of services.

Diversify: We continue to focus on revenue diversification opportunities in our lifestyle services segment, leading with Ageility rehabilitation services. In 2019, we also began offering Ageility fitness services as a complement to our Ageility rehabilitation services. Since January 1, 2020, Ageility has opened 32 net new outpatient rehabilitation clinics, exclusive of 17 outpatient rehabilitation clinics that were closed in December 2021 in senior living communities that were transitioned to a new operator in 2021 or closed in February 2022. As of December 31, 2021, Ageility fitness services are offered in 199 senior living communities of which 109 are operated by Five Star. We also continue to expand our rehabilitation and fitness services to senior living communities outside of Five Star senior living communities. As of December 31, 2021, 99 Ageility outpatient rehabilitation clinics (or 48% of our total outpatient rehabilitation clinics) were located in senior living communities that were outside Five Star senior living communities. This is an increase from 58 Ageility outpatient rehabilitation clinics (or 28% of our total outpatient rehabilitation clinics) as of December 31, 2020. In addition, we continue to seek ways to grow other lifestyle services that complement our existing senior living resident experience and are available to older adults living outside of Five Star communities. During the year ended December 31, 2021, we grew Ageility fitness revenues to $3.3 million or a 38.1% increase over the same period in 2020.

We seek to improve revenues from our existing residential and lifestyle services offerings by making strategic investments in our communities including capital investments at our Five Star senior living communities. In addition to routine renovations and upgrades since January 1, 2020, we have invested $16.4 million in capital improvements in our owned senior living communities and DHC has invested $124.1 million in capital improvements at our managed senior living communities.

We also seek to grow our business by entering into additional long-term management agreements for senior living communities and active adult communities where residents’ private resources account for all or a large majority of revenues.

Through our lifestyle services segment, we provide diversified offerings to older adults who reside in Five Star senior living communities or in other locations, including home health care in certain of our independent living and assisted living communities, outpatient rehabilitation services focused on older adults, and concierge services in certain communities. The therapy services we offer include physical, occupational, speech and other specialized therapy services. The home health services we provide include nursing, physical, occupational, speech and other specialized therapy services, home health aide services, and social services, as needed. In addition, we offer personalized concierge services to accommodate our residents’ specific lifestyle and needs in certain communities. Concierge services include personal shopping, companion services, enhanced transportation, bedtime assistance, and personalized dining and nutrition planning, delivery and consultation. By providing residents with a range of service options as their needs change, we provide greater continuity of care, which we believe may encourage our customers to engage with us sooner and remain a customer for an extended period.

In summary, our expansion efforts are currently focused on internal growth through effective management of our existing residential portfolio, by increasing occupancy and room rates, as well as by increasing revenues from our lifestyle services, such as outpatient therapy services, fitness and concierge services, to residents of the Five Star senior living communities as well as older adults living outside of Five Star communities. We may also agree to manage additional senior living communities and active adult communities for the account of DHC or other third parties pursuant to management or other arrangements and, from time to time, we may acquire additional senior living communities.

Recent Developments

Strategic Plan. On April 9, 2021, we announced the Strategic Plan. For more information on the Strategic Plan and the progress we have made in regards to the Reposition, Evolve and Diversify phases of the Strategic Plan during the year ended December 31, 2021, see Notes 1, 10 and 19 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Portfolio Optimization Through Dispositions. We continually monitor our portfolio of senior living communities. We may seek to dispose of, or change our method of operating, certain of our senior living communities if and when we determine it is in our best interest to do so and we are able to reach an agreement regarding the sale or change of our method of operations for such communities with our pre-existing contracting parties, including DHC. On September 30, 2021, our lease with PEAK for four communities (with approximately 200 living units) was terminated.

Expansion Activities. We currently expect that our expansion activities will be focused on internal growth from our Five Star senior living communities plus additional offerings through our lifestyle services segment.

Residential Services. Through the successful execution of the Evolve phase of the Strategic Plan, we intend to continue to seek opportunities to enter into additional long term agreements to manage senior living communities for DHC and other owners.

Lifestyle Services. We currently expect to continue to grow our lifestyle service offerings by opening new Ageility outpatient rehabilitation clinics and expanding our Ageility fitness and other home-based service offerings. Since January 1, 2020, we have opened 32 net new Ageility outpatient rehabilitation clinics, 15 of which were opened in 2021, exclusive of 17 Ageility outpatient rehabilitation clinics that were closed in December 2021 in senior living communities that were transitioned to a new operator in 2021 or closed in February 2022.

Name Change. On January 25, 2022, we changed our name from Five Star Senior Living Inc. to AlerisLife Inc.

For more information about our former leases and our management arrangements with DHC, see “Properties—Our Leases and Management Agreements with DHC” in Part I, Item 2 and Notes 1 and 10 to our Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

Financing Sources

On January 27, 2022, certain of our subsidiaries entered into a credit and security agreement, or the Credit Agreement, with MidCap Funding VIII Trust, as administrative agent and a lender, or MidCap. Under the terms of the Credit Agreement, we closed on a $95.0 million Loan, $63.0 million of which was funded upon effectiveness of the Credit Agreement, including approximately $3.2 million in closing costs. The remaining proceeds include $12.0 million for capital improvements and an opportunity for another $20.0 million that is available to us upon achieving certain financial thresholds. Certain subsidiaries of the Company are borrowers under the Credit Agreement and the Company and one of its subsidiaries provided a payment guarantee of up to $40.0 million of the obligations under the Credit Agreement as well as standard non-recourse carve-outs. The guaranty is evidenced by a Guaranty and Security Agreement, or the Guaranty Agreement, made by the Company and one of its subsidiaries in favor of MidCap. Pursuant to the Guaranty Agreement, the Company's subsidiary granted MidCap a security interest on all of the assets of the subsidiary. The Guaranty Agreement requires the Company and its subsidiary to comply with various covenants, including restricting the Company's ability to make distributions to shareholders. The Loan is secured by real estate mortgages on 14 senior living communities owned by the borrowers, the borrowers' assets and certain related collateral. The maturity date of the Loan is January 27, 2025. Subject to the payment of an extension fee and meeting certain other conditions the Company may elect to extend the stated maturity date of the Loan for two one-year periods. We are required to pay interest on outstanding amounts at a base rate of the Secured Overnight Financing Rate, or SOFR, (subject to a minimum base rate of 50 basis points) plus 450 basis points. The Credit Agreement requires interest only payments for the first two years and requires customary mandatory prepayment of the Loan on account of certain events of default. Voluntary prepayments made within 18 months of the effective date of the Loan will be subject to a prepayment fee, but the Loan may thereafter be voluntarily prepaid without premium or penalty. The Company will be required to pay an exit fee upon any prepayment of the Loan, which would be in addition to any prepayment fees that may be payable. The Loan replaced our $65.0 million secured revolving credit facility, or the Credit Facility, which was scheduled to expire on June 12, 2022. No borrowings were outstanding under the Credit Facility at the time the Company entered into the Credit Agreement. For more information about the Credit Facility and the Loan, see Notes 9 and 20 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

In the future, we may assume mortgage debt on properties we may acquire, or place mortgages on properties we own or seek to obtain other additional sources of financing, including term debt or issuing equity or debt securities. We currently have mortgage debt that we assumed in connection with a previous acquisition of one of our properties.

Our principal sources of funds to meet operating and capital expenses and debt service obligations are cash flows from operating activities, unrestricted cash balances of $67.0 million, borrowings under our $95.0 million Loan, and, for our managed senior living communities, funding from DHC.

Operating Structure

We have two operating divisions: residential (previously known as senior living) and lifestyle services (previously known as rehabilitation and wellness services). Residential is led by a senior vice president at our corporate office and two vice presidents who are each responsible for a division of senior living communities. The residential operating division is further divided into regions. Each region’s management is responsible for independent living and assisted living located in a specific geographic area. Our regional offices are led by regional directors of operations that have extensive experience in the senior living industry. Regional office staff members are responsible for all senior living community operations within their designated geographic region, including:

•resident services;

•localized targeted sales and marketing;

•hiring of community personnel;

•compliance with applicable legal and regulatory requirements; and

•supporting our development and acquisition plans within their region.

Residential operating divisions are supported in a centralized manner by corporate teams in the following areas:

•Lead nurturing, and

•Financial operations, which assists with cash application, managing of accounts receivable and purchase order management.

Our second operating division, lifestyle services, is led by a senior vice president and a vice president at our corporate office who have extensive experience in rehabilitation and wellness services and is supported by a network of divisional and regional directors that are assigned to specified geographic regions.

Our corporate headquarters staff is responsible for corporate-level systems, policies and procedures to support our residential and lifestyle services divisions, such as:

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

•implementation of our growth strategy; and

•accounting, auditing and finance functions, including operations, budgeting, accounts receivable and collections functions, accounts payable, payroll, tax and financial reporting.

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

Human Capital Resources

We are a service organization and our employees, who we call team members, are the foundation of our operations. We are led by an experienced management team with a proven ability to manage and grow a resilient business. We focus significant attention on attracting and retaining talented and skilled team members to manage and support our operations. Our management team routinely reviews team member turnover rates at various levels of the organization.

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

Employees and Equal Opportunity. As a service provider to a diverse group of residents and clients, we are committed to team member diversity and inclusion. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce, from working with managers to develop strategies for building diverse teams to promoting leaders from different backgrounds. We are an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity or expression, national origin, disability or protected veteran status. Throughout our organization, including our Board, we are committed to equality and fostering a diverse and inclusive culture. We have made diversity and inclusion an important part of our hiring process and continue to evolve programs that focus on retention and development. As of December 31, 2021, approximately 8,300 and 5,900 of our approximately 10,700 team members were female and non-white, respectively. As of February 18, 2022, we had approximately 10,400 team members, including approximately 6,800 full time and 3,600 part-time. Approximately 8,800 of our team members work in senior living communities, 1,300 in rehabilitation clinics, and 270 in our corporate office. The average tenure of a team member is approximately 5.1 years.

Board Diversity. As of December 31, 2021, our Board composition was 42.9% female.

Team Member Safety. The safety of our team members, our residents and clients, and our contractors and vendors as well as our visitors is our paramount concern. During the Pandemic, we put in place protocols that comply with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention, or CDC, and other public health authorities. We also required all team members who work in or visit our communities or clinics as part of their responsibilities to be fully vaccinated against COVID-19 by September 1, 2021. For a detailed discussion of the impact of the Pandemic on our human capital resources, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report on Form 10-K. The Pandemic has had, and may continue to have, a materially adverse effect on our business, operations, financial results and liquidity and its duration is unknown.

Team Member Total Rewards. We aim to provide team members a competitive total rewards program that includes competitive salaries and a broad range of sponsored benefits such as a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, tuition assistance, which we believe are competitive with others in our industry.

Team Member Engagement, Education and Training. Our team member engagement initiatives align with our goal of being an employer of choice with a thriving workforce that encourages career enrichment and positions us for growth. Our recruiting programs, on-boarding and retention programs and our development and ongoing training programs currently include the following:

Team Member Engagement: Management reviews team member engagement and satisfaction surveys to monitor team member morale and receive feedback on a variety of issues.

Rewards: We reward team members for innovation and productivity. We have several recognition programs for team members at various levels of the organization.

Tuition Reimbursement Program: We offer tuition assistance for work-related education from accredited colleges and universities in order to deepen team members’ skill sets and support personal enrichment.

Training and Development, Industry Associations & Credentials: We offer a robust learning management platform to provide training and development opportunities to all team members. In order to further their professional development, many of our team members seek out credentials or hold professional licenses and association memberships. Examples of credentials, professional licenses and association memberships include: Medical License, Licensed Practical Nurse, Registered Nurse, Certified Medical Assistants, Certified Physical and Occupational Therapists, Speech-Language Pathologist, Certified Fitness Trainers, Cardiopulmonary resuscitation certifications (CPR), First Aid Certification, License to practice law and Certified Public Accountant accreditations.

Communities and Clinics staffing: Our team members predominately work collaboratively in our communities and clinics which have different staffing requirements further described below:

Independent and Assisted Living Community Staffing. Each of our independent and assisted living communities has an executive director who is responsible for the day-to-day operations of the applicable community, including quality of care, resident services, sales and marketing, financial performance and staff supervision. The executive director is supported by department managers who oversee the care and service of our residents, a director of resident care who is responsible for coordinating the services necessary to meet the care needs of our residents and a sales director who is responsible for sales and promoting our services and brand. These communities also typically have a dining services coordinator, an activities coordinator and a property maintenance coordinator.

Rehabilitation Clinic Staffing. Each of our outpatient rehabilitation clinics is located within an independent living, assisted living or memory care neighborhood within a senior living community as well as in active adult communities. Ageility outpatient rehabilitation clinics are located in select senior living communities operated by Five Star, as well as in senior living communities operated by other senior living companies. Each outpatient rehabilitation clinic has a licensed therapist functioning as a rehabilitation director or therapy assistant operating as a team leader who is responsible for operations of a clinic, including quality of care, clinical services, sales and marketing, financial performance and staff supervision. Each outpatient rehabilitation clinic has services available from licensed therapists or licensed therapy assistants in the disciplines of physical therapy, occupational therapy and speech pathology. Therapy services are provided pursuant to a physician’s order with verified insurance coverage in place prior to commencing services. In addition, Ageility subcontracts with external home health providers in senior living communities to provide therapy during home health episodes of care.

We also own and operate Windsong, a licensed home health agency in Houston, Texas, which operates within three of our senior living communities.

Ageility fitness is a private pay offering where senior living residents receive individual personal fitness training or participate in community sponsored group fitness programs.

Ageility inpatient rehabilitation clinics provide rehabilitation services to SNFs, which as of December 31, 2021 are not operated by Five Star, under the direction of a licensed therapist acting as a rehabilitation director who is responsible for the therapy operations of the SNF. Licensed therapists or certified therapist assistants in the disciplines of physical therapy, occupational therapy and speech pathology provide therapy as ordered by a physician for residents admitted to a SNF for short-term rehabilitation as well as for those residents requiring rehabilitation services and residing under a long-term care arrangement. We plan to close the remaining ten inpatient rehabilitation clinics commencing in August 2022.

Government Regulation and Reimbursement

The senior living, rehabilitation and healthcare industries are subject to extensive, frequently changing federal, state and local laws and regulations. These laws and regulations vary by jurisdiction but may address, among other things, licensure, personnel training, staffing ratios, types and quality of medical care, physical facility requirements, government healthcare program participation, fraud and abuse, payments for patient services and patient records. In addition, the spread of COVID-19, which was declared a pandemic by the World Health Organization, or WHO, on March 11, 2020, has brought increased government regulation, as well as compliance burdens.

We are subject to, and our operations must comply with, these laws and regulations. From time to time, our senior living communities or rehabilitation clinics receive notices from federal, state and local agencies regarding non-compliance with such requirements. Upon receipt of these notices, we review them for accuracy and, based on our review, we either take corrective action or contest the allegation of noncompliance. When corrective action is required, we work with the relevant agency to address and remediate any violations. Challenging and appealing any notices or allegations of noncompliance require the expenditure of significant legal fees and management attention. Any adverse determination concerning any of our licenses or eligibility for Medicare or Medicaid reimbursement, any penalties, repayments or sanctions, and the increasing costs of required compliance with applicable laws may adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations. Also, adverse findings with regard to any one of our senior living communities or rehabilitation clinics may have an adverse impact on our licensing and ability to operate and attract customers to other senior living communities or rehabilitation clinics.

The healthcare industry depends significantly upon federal and state programs for revenues and, as a result, is affected by the budgetary policies of both the federal and state governments. Reimbursements under the Medicare and Medicaid programs for skilled nursing and rehabilitation and wellness services provided operating revenues at our outpatient clinics and some of our senior living communities. Out of our total residential and lifestyle services revenues, we derived approximately 32.2% and 26.4% from Medicare and Medicaid programs for the years ended December 31, 2021 and 2020, respectively. Specific to our residential revenues, we derived approximately 1.8% from Medicare and Medicaid programs in each of the years ended December 31, 2021 and 2020. Specific to our lifestyle services revenues, we derived approximately 61.2% and 49.4%, from Medicare and Medicaid programs for the years ended December 31, 2021 and 2020, respectively. Out of the total revenues earned at senior living communities we manage on behalf of DHC, they derived approximately 8.7% and 14.4% from Medicare and Medicaid programs for the years ended December 31, 2021 and 2020, respectively.

In addition to existing government regulation, we are aware of numerous healthcare regulatory initiatives and fair housing laws on the federal, state and local levels, which may affect our business operations if implemented.

COVID Pandemic. On March 13, 2020, the Pandemic was declared a National Emergency by the President of the United States effective as of March 1, 2020, and it has significantly disrupted, and likely will continue to significantly disrupt, the United States economy, our business and the senior living industry as a whole. From March 2020 through February 18, 2022, there have been approximately 77.5 million reported cases of COVID-19 in the United States and approximately 0.9 million related deaths, which have disproportionately impacted older adults. Federal and state governments have taken a number of actions in response. For example:

•After the Pandemic was declared a National Emergency at the federal level, individual states declared states of emergency and imposed various lock-downs and executive orders that restricted the operation of businesses, travel, and various aspects of the economy and society at large.

•In 2020, the Secretary of the U.S. Department of Health and Human Services, or HHS, and the Centers for Medicare and Medicaid Services, or CMS, along with various states, issued various legal waivers, emergency and public health orders, and other requirements applicable to healthcare providers. These various orders imposed COVID-19 testing and reporting requirements, as discussed below, as well as social distancing orders, infection control protocol mandates, reductions in visitation rights, mandated masking in congregate settings, increased use of Personal Protective Equipment, or PPE, as well as other measures.

•Throughout 2020 and 2021, Federal and state governments established and enforced COVID-19 testing requirements. Early on in the pandemic the Centers for Disease Control, or CDC, established priority groups for COVID-19 testing, given that testing capacity could not meet demand. On April 27, 2020, the CDC revised its priority groups for testing, adding long term care residents and staff with symptoms of COVID-19 to the highest priority. As the pandemic proceeded, healthcare providers became subject to widespread and mandatory patient and workforce COVID-19 testing and reporting.

•On April 30, 2020, President Trump launched Operation Warp Speed, a public-private initiative established to support the development of a COVID-19 vaccine as quickly as possible.

•In December 2020, the U.S Food and Drug Administration, or FDA, issued the emergency use authorization, or EUAs, for vaccines for the prevention of COVID-19, developed by Pfizer-BioNTech and Moderna. This was followed by the FDA issuing an EUA for the Johnson and Johnson vaccine in February 2021.

•In the fall and winter of 2020, the CDC and states began issuing guidance on prioritizing COVID-19 vaccine distribution. In December 2020, the CDC’s Advisory Committee on Immunization Practices voted to recommend health care workers and long-term care residents receive the first doses of a COVID-19 vaccine when it was available.

•In late 2020 and early 2021, the Federal and state governments coordinated efforts with the private sector to launch a massive COVID-19 vaccination effort. COVID-19 vaccinations were initially made available to priority groups, and then to the general public by April 2021.

•On April 27, 2021, CMS and CDC reduced restrictions on testing, visitations, and activities for fully vaccinated residents in long-term care facilities.

•On June 17, 2021, the Occupational Safety and Health Administration, or OSHA, released Emergency Temporary Standards, or ETS, to address exposure to COVID-19 by workers in health care settings. Providers had to be in compliance with most of the standards by July 6, 2021.

•On September 9, 2021, President Biden announced a comprehensive, six-part strategy to combat COVID-19, aimed largely at vaccinating the approximately 25% of the eligible population who remained unvaccinated. His plan included proposals to mandate vaccination or weekly testing for private sector employers with more than 100 employees (which ultimately was not implemented), and to mandate vaccines in most health care settings that receive Medicare or Medicaid reimbursement. Other parts of the plan addressed (1) protecting the vaccinated by, among other things, preparing for the administration of booster shots; (2) keeping schools safely open through a number of safety measures; (3) increasing the availability of testing, (4) protecting the economy, including by streamlining the Paycheck Protection Program loan forgiveness program; and (5) improving care for those infected by COVID-19.

•Throughout 2021, COVID-19 variants became of increasing concern, including the Delta variant, and later in the year, the Omicron variant. The variants have caused COVID-19 surges in different parts of the country at different times, which has caused the Federal and state governments to re-impose certain restrictions discussed above in certain geographies at different times.

•In response to the variants and scientific findings that the protection from COVID-19 vaccines waned over time, the Federal government began emphasizing the importance of COVID-19 vaccine booster shots. On September 24, 2021, FDA approved the first COVID-19 vaccine booster shot developed by Pfizer, for individuals 65 years or older as well as those with frequent occupational exposure. The CDC specifically recommended the COVID-19 vaccine booster for long-term care residents and staff. On October 20, 2021, FDA and CDC recommended the Pfizer, Moderna or Johnson & Johnson vaccine booster shots for all adults 65 years and older as well as certain groups who work or live in high-risk settings, including long term care residents and workers. On November 19, 2021 the FDA and CDC approved the Pfizer and Moderna COVID-19 vaccine booster shots for all individuals 18 years of age and older six months after completion of primary vaccination with any FDA-authorized or approved COVID-19 vaccine.

•The Federal government, in coordination with the states, has continued its COVID-19 vaccination efforts. According to the CDC’s COVID Data Tracker, as of January 27, 2022, of the U.S. population 65 years or older, approximately 95.0% has received at least one dose of a COVID-19 vaccine, 88.3% is fully vaccinated, and as of February 5, 2022, 64.9% has received a booster shot. Further, as of January 27, 2022, of the U.S. population 18 years or older, approximately 86.7% has received at least one dose of a COVID-19 vaccine, 74.0% is fully vaccinated, and as of February 5, 2022, 45.4% have received a booster shot.

•On November 5, 2021, CMS issued an Interim Final Rule mandating COVID-19 vaccines for all applicable staff of health care providers receiving reimbursement from the Medicare or Medicaid programs. Under the rule, all applicable staff must be fully vaccinated by January 4, 2022 unless they qualify for a medical or religious exemption. Health care providers that do not comply with these new regulations may be subject to civil monetary penalties, loss of government contracts, denial of payment of new admissions for facilities, termination from Medicare and Medicaid participation, and referral to a state enforcement agency for application of its other enforcement remedies. The rule was temporarily stayed in 25 states due to litigation that was raised to the U.S. Supreme Court, however, as of January 13, 2022, the court ordered that the stay be lifted and the rule be enforced in all states other than Texas. Certain states have also imposed their own requirements for healthcare facilities and workers.

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

•CMS and the Secretary of HHS have also promulgated a number of waivers, guidance publications, and final rules for SNFs in response to the National Emergency. Among other things, SNFs have been required to submit weekly COVID-19 infection-related data to the CDC, to comply with resident and family notification requirements regarding confirmed or suspected cases of COVID-19, and have been subject to enhanced enforcement and penalties related to violations of infection control practices. As discussed above, as of February 18, 2022 we no longer operate or manage SNFs as a result of the Strategic Plan announced on April 9, 2021, which resulted in the management transition or closure of nine SNFs we managed for DHC and the closure of 27 skilled nursing units in CCRCs we continue to manage for DHC. However, our former SNFs were subject to and impacted by these requirements prior to their transitions and closures.

In addition, the Federal government took several measures to address the financial impact of the Pandemic. First, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES Act, was signed into law. The CARES Act, among other things, provided $2 trillion in aid to healthcare providers, small businesses, individuals, and state and local governments suffering from the Pandemic. In addition:

•It temporarily suspended the 2% Medicare sequestration payment reductions from May 1, 2020 through December 31, 2020. This suspension was extended to March 31, 2021 as part of the Consolidated Appropriations Act, 2021. Further, on April 14, 2021, President Biden signed into law legislation that further extended the temporary suspension of the sequestration payment reductions until December 31, 2021.

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

•On September 1, 2020, HHS announced that assisted living providers could apply for COVID-19 relief funding as provided by the CARES Act and the Paycheck Protection Program and Health Care Enhancement Act. On October 28, 2020, CMS published an interim final rule that, among other items, clarified its interpretation that the CARES Act provided Medicare Part B coverage and the payment for COVID-19 vaccine and administration.

•It established an option for companies to elect to defer payment of the employer portion of social security payroll taxes incurred from March 27, 2020 to December 31, 2020. The first half of the deferred payments will become due on December 31, 2021, with the remainder due December 31, 2022.

In addition, the Consolidated Appropriations Act, 2021 was signed into law on December 27, 2020. Among other things, this Act further supplemented the Provider Relief Fund with an additional $3 billion. The statute required that no less than 85% of unobligated balances of the fund and funds recovered from providers after the enactment date be allocated based on financial losses and changes in operating expenses occurring in the third or fourth quarter of calendar year 2020.

On March 11, 2021, the American Rescue Plan Act of 2021, or ARPA, was signed into law. In addition to broad-based public and private financial relief, ARPA included a number of measures intended to assist the health care industry, including funding to support COVID-19 research, testing, and vaccination efforts. In addition, ARPA provided $450 million to support SNFs in protecting against COVID-19: $200 million for the development and dissemination of COVID-19 prevention protocols in conjunction with quality improvement organizations; and $250 million to states and territories to deploy strike teams that can assist SNFs experiencing COVID-19 outbreaks. The ARPA temporarily increased the Federal Medical Assistance Percentage specifically for the provision of home and community-based services, or HCBS, which include home health care services and rehabilitative services, by ten points from April 1, 2021 through March 31, 2022, provided states maintain state spending levels as of April 1, 2021. ARPA further specified that states must use the enhanced funds to “implement, or supplement the implementation of, one or more activities to enhance, expand, or strengthen” Medicaid HCBS.

Further, on September 10, 2021, HHS, through the Health Resources and Services Administration, made $25.5 billion in new funding in COVID-19 relief available to healthcare providers. Under this plan, Provider Relief Fund Phase 4 payments were based on lost revenues and expenditures between July 1, 2020, and March 31, 2021.

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

On September 10, 2021, the Biden Administration announced that the HHS, through the Health Resources and Services Administration, or HRSA, is making $25.5 billion in new funding available for health care providers affected by the COVID-19 pandemic. This funding includes $8.5 billion in American Rescue Plan, or ARP, resources for providers who serve rural Medicaid, Children's Health Insurance Program, or CHIP, or Medicare patients, and an additional $17.0 billion for Provider

Relief Fund Phase 4 for a broad range of providers who can document revenue loss and expenses associated with the Pandemic. We have not received any funds under Phase 4.

The terms and conditions of the Provider Relief Fund require that the funds are utilized to compensate for lost revenues that are attributable to the Pandemic and for eligible costs to prevent, prepare for and respond to the Pandemic that are not covered by other sources. In addition, Provider Relief Fund recipients are subject to other terms and conditions, including certain reporting requirements. Any funds not used in accordance with the terms and conditions must be returned to HHS. We received funds from the CARES Act for the years ended December 31, 2021 and 2020, as well as from certain states. We believe we have met the required terms and conditions to recognize the funds received as income, which we have recorded in other operating income in the consolidated statement of operations. The below table provides the funds we received and income we recognized for the years ended December 31, 2021 and 2020 by program (dollars in thousands):

	December 31, 2021		December 31, 2020
	Received	Recognized	Received	Recognized
General Distribution Funds
Phase 1	$—	$—	$1,720	$1,720
Phase 2	—	—	1,562	1,562
Phase 3	7,724	7,724	—	—
State Programs	71	71	88	88
Testing Equipment/Test kits	—	—	65	65
Total	$7,795	$7,795	$3,435	$3,435

For more information about COVID-19 relief funds, see Note 18 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

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

Vaccinations. In response to the Pandemic, we established rigorous testing and vaccination protocols and efforts. Throughout 2021, we coordinated multiple vaccination clinics for our residents and team members in all service lines of business at no cost to those individuals. Further, we required all team members who work in or visit our communities or clinics as part of their responsibilities to be fully vaccinated against COVID-19 by September 1, 2021. As of September 30, 2021, we were in compliance with this requirement. Consistent with CDC recommended guidelines we coordinated COVID-19 vaccine booster clinics and/or facilitated transportation to sites that administer the booster shot. Effective March 1, 2022 we are mandating identified eligible team members receive the recommended booster shot where legally permissible.

As discussed above, we are subject to federal and state regulations regarding mandatory vaccination and/or COVID-19 testing of employees. These federal and state mandates related to COVID-19 vaccination and testing protocols for employees could have the effect of increasing employee attrition or retirement and adversely impact the Company’s ability to retain and attract employees concerned about the obligations imposed by such standards or mandates. To date, approximately 4.0% of our workforce has left due to vaccine mandates. Depending on the specific provisions of such mandates or standards, we may experience labor shortages or increased operating costs that could impact our revenue, financial condition and results of operations. In addition, we may be subject to claims by residents and team members related to vaccine administration by us or the care provided by us following administration of the vaccine. However, such liability is currently limited by the Public Readiness and Emergency Preparedness Act, which provides immunity protections under federal and state law for individuals and entities, or Covered Persons, against claims of loss relating to certain COVID-19 countermeasures, or Covered Countermeasures, although such protections are currently subject to challenges in certain courts. We and our team members who administer Covered Countermeasures such as the COVID-19 vaccine are classified as Covered Persons immune to claims arising from COVID-19 vaccine administration with the exception of death or serious physical injury caused by willful misconduct.

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

Therapy Services – Provider Reimbursement. Our lifestyle services segment, including Ageility, provides various therapy services, including physical therapy, occupational therapy and speech therapy. The outpatient therapy revenue received by our providers is tied to the Medicare Physician Fee Schedule, or MPFS, which has historically been subject to limitations on the amount of therapy services that can be provided, as well as limitations on annual cost growth. For example, in 2006, Medicare payments for outpatient therapies became subject to payment limits. The DRA created an exception process under which beneficiaries could request an exception from the cap and be granted the amount of services deemed medically necessary by Medicare, while the Bipartisan Budget Act of 2018 permanently repealed the caps, effective January 1, 2018.

CMS has implemented a Merit-Based Incentive Payment System, or MIPS, and Advanced Alternative Payment Models, or APMs, which together CMS calls the Quality Payment Program. These reforms were mandated under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, and replace the Sustainable Growth Rate, or SGR, methodology for calculating updates to the MPFS. Starting in 2019, providers may be subject to either MIPS payment adjustments or APM incentive payments. MIPS consolidates the various CMS incentive and quality programs into a single reporting mechanism. Providers will receive either incentive payments or reimbursement cuts based on their compliance with MIPS requirements and their performance against a mean and median threshold of all MIPS eligible providers. CMS expanded the definition of MIPS-eligible clinicians to include physical and occupational therapists. APMs are innovative models approved by CMS for paying healthcare providers for services provided to Medicare beneficiaries that draw on existing programs, such as the bundled payment and shared savings models.

In addition, under MACRA, there have been and will be MPFS conversion factor updates. The Bipartisan Budget Act of 2018 reduced the conversion factor for 2019 from 0.5% to 0.25%. For 2020 through 2025, the statutory update factor is reduced to 0.0%. The Consolidated Appropriations Act, 2021, further revised the MPFS factor to have a less substantial decrease with such revision expected to result in a 3% decrease in reimbursement for therapy services. Over the next several years, the conversion factor is likely to decrease because of budget neutrality rules and changes in care patterns as the nation’s population ages.

In November 2019, CMS published a final rule that updated the MPFS for the calendar year 2020 and changed other Medicare Part B policies. In particular, the rule continued to implement a statutory requirement that claim modifiers be used to identify certain therapy services that are furnished in whole or in part by physical therapy assistants, or PTAs, and occupational therapy assistants, or OTAs, beginning January 1, 2020. CMS has adopted a standard that, when more than 10% of the service is furnished by a PTA or OTA, then the service is considered to be furnished “in whole or in part” by a PTA or OTA. CMS proposes to base the 10% calculation on the therapeutic minutes of time spent by the therapist versus a PTA or OTA. Beginning January 1, 2022, claims that contain a therapy assistant modifier will be paid at 85% of the otherwise applicable payment amount, as discussed below.

In December 2020, CMS published a final rule that updated the MPFS for the calendar year 2021. Amongst other changes, the rule added certain services to the Medicare Telehealth Services list, either permanently or for the duration of the National Emergency, and reduces the frequency limitations for nursing facility care services delivered through telehealth. The final rule also included increases to certain visit codes, including evaluation and management services. However, in order to maintain mandatory budget neutrality, these increases are offset by a decrease in the MPFS conversion factor.

In December 2021, CMS published a final rule that updates the MPFS for calendar year 2022. In the rule, CMS finalized a series of standard technical proposals involving practice expense, including standard rate-setting refinements, the implementation of the fourth year of the market-based supply and equipment pricing update, and changes to the practice expense for many services associated with the update to clinical labor pricing. In addition, the rule modifies payment for therapy services furnished in whole or in part by a PTA or OTA. In particular, the rule completes implementation of the statutory requirement that, through the use of new modifiers (CQ and CO), CMS will identify and make payment at 85% of the otherwise applicable Part B payment amount for physical therapy and occupational therapy services furnished “in whole or in part” by PTAs and OTAs ─ when they are appropriately supervised by a physical therapist (PT) or occupational therapist (OT), respectively ─ for dates of service on and after January 1, 2022. CMS defines services furnished “in whole or in part” by PTAs or OTAs as those for which the PTA or OTA time exceeds a de minimis threshold. For calendar year 2022, CMS is revising the policy for the de minimis standard. Specifically, CMS’ revised policy will allow a 15-minute timed service to be billed without the CQ/CO modifier in cases when a PTA/OTA participates in providing care to a patient, independent from the PT/OT, but the PT/OT meets the Medicare billing requirements for the timed service on their own, without the minutes furnished by the PTA/OTA, by providing more than the 15-minute midpoint (that is, 8 minutes or more ─ also known as the 8-minute rule). Under this finalized policy, any minutes that the PTA/OTA furnishes in these scenarios would not matter for purposes of billing Medicare. In addition to cases where one unit of a multi-unit therapy service remains to be billed, CMS revised the de minimis policy that would apply in a limited number of cases where there are two 15-minute units of therapy remaining to be billed. For these limited cases, CMS is allowing one 15-minute unit to be billed with the CQ/CO modifier and one 15-minute unit to be billed without the CQ/CO modifier in billing scenarios where there are two 15-minute units left to bill when the PT/OT and the PTA/OTA each provide between 9 and 14 minutes of the same service when the total time is at least 23 minutes and no more than 28 minutes. Overall, the de minimis standard would continue to be applicable in the following scenarios: (i) when the PTA/OTA independently furnishes a service, or a 15-minute unit of a service “in whole” without the PT/OT furnishing any part of the same service; (ii) in instances where the service is not defined in 15-minute increments including: supervised modalities, evaluations/reevaluations, and group therapy; (iii) when the PTA/OTA furnishes 8 minutes or more of the final 15-minute unit of a billing scenario in which the PT/OT furnishes less than eight minutes of the same service; and (iv) when both the PTA/OTA and the PT/OT each furnish less than 8 minutes for the final 15-minute unit of a billing scenario (the 10% standard applies).

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

Skilled Nursing Facilities. Although, as discussed above, we no longer operate or manage SNFs, we managed nine standalone SNFs and 27 skilled nursing units in CCRCs throughout the first half of 2021. A majority of all SNF revenues in the United States comes from publicly funded programs. According to CMS, Medicaid is the largest source of public funding for SNFs, followed by Medicare. For example, nationally in 2020 approximately 53% of SNF and continuing care retirement community revenues came from Medicaid and approximately 22% from Medicare. As such, our SNF line of business was subject to Medicare and Medicaid policy changes, legislative and regulatory actions with respect to payment rates, federal determinations of Medicaid payments to states and Medicaid eligibility standards, and a number of other potential reimbursement and regulatory impacts throughout part of 2021. A fulsome discussion of government regulations and requirements specific to SNFs is set forth in our Form 10-K filing for 2020.

Certificates of Need. As a mechanism to prevent overbuilding and subsequent healthcare price inflation, some states limit the number of assisted living facilities by requiring developers to obtain CONs, before new facilities may be built or additional beds may be added to existing facilities. In addition, some states, such as California and Texas, that have eliminated CON laws have retained other means of limiting new development, including moratoria and licensing laws or limitations upon participation in the state Medicaid program. These government requirements limit expansion, which we believe may make existing assisted living facilities more valuable by limiting competition.

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

•In January 2019, the Department of Justice, or the DOJ, and the intervenor defendants appealed the district court’s 2018 decision to the Fifth Circuit Court of Appeals. On December 18, 2019, a three-judge panel of the Fifth Circuit Court of Appeals held in a 2-1 opinion that the ACA’s individual mandate was unconstitutional, but, rather than determining whether the remainder of the ACA is valid, the Fifth Circuit Court of Appeals remanded the case for additional analysis on severability. In March 2020, the United States Supreme Court agreed to review the case and oral arguments were held on November 10, 2020.

•On June 17, 2021, the Supreme Court ruled that the plaintiffs did not have standing to challenge the constitutionality of the ACA’s individual mandate, vacated the lower court rulings and instructed the Texas district court to dismiss the case. The Supreme Court did not reach the questions of whether the individual mandate is unconstitutional and whether the ACA should be struck.

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

Enforcement. Federal and state efforts to target false claims, fraud and abuse and violations of anti‑kickback, physician referral (including the Ethics in Patient Referrals Act of 1989), privacy and consumer protection laws by providers under Medicare, Medicaid and other public and private programs have increased in recent years, as have civil monetary penalties, treble damages, repayment requirements and criminal sanctions for noncompliance. The FCA, as amended and expanded by the Fraud Enforcement and Recovery Act of 2009, and the ACA, provides significant civil monetary penalties and treble damages for false claims and authorizes individuals to bring claims on behalf of the federal government for false claims and earn a percentage of the government's recovery should the government intervene. These incentives have led to a steady increase in whistleblower actions. The federal Civil Monetary Penalties Law authorizes the Secretary of HHS to impose substantial civil penalties, treble damages and program exclusions administratively for false claims or violations of the federal Anti-Kickback Statute. In addition, the ACA increased penalties under federal sentencing guidelines by between 20% and 50% for healthcare fraud offenses involving more than $1.0 million. State Attorneys General typically enforce consumer protection laws relating to senior living services, rehabilitation clinics and other healthcare facilities.

Government authorities are devoting increasing attention and resources to the prevention, detection and prosecution of healthcare fraud and abuse. The OIG has guidelines for healthcare providers intended to assist them in developing voluntary compliance programs to prevent fraud and abuse. CMS contractors are also expanding the retroactive audits of Medicare claims submitted by SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third-party payers are conducting similar medical necessity and compliance audits.

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

Current state laws and regulations allow enforcement officials to make determinations as to whether the care provided at our senior living communities exceeds the level of care for which a particular community is licensed, which could result in the closure of the community and the immediate discharge and transfer of residents. Citations or revocation of a license or certification at one community could impact our ability to obtain new licenses or certifications or to maintain or renew existing licenses and certifications at other communities, and trigger defaults under our management agreements with DHC, and the Credit Agreement or adversely affect our ability to operate or obtain financing in the future. In addition, an adverse finding by state officials could serve as the basis for lawsuits by private plaintiffs and lead to investigations under federal and state laws, which could result in civil and/or criminal penalties against the community as well as a related entity.

Other Matters. We must comply with laws designed to protect the confidentiality and security of individually identifiable information. Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, we must comply with rules adopted by HHS governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information, or PHI, and also with security rules for electronic PHI. There may be both civil monetary penalties and criminal sanctions for non-compliance with these laws. Under the HITECH Act, penalties for violation of certain provisions may be as high as $50,000 per violation for a maximum civil penalty of $1.5 million per calendar year. In January 2013, HHS released the HIPAA Omnibus Rule, or the Omnibus Rule, which modified various requirements, including the standard for providing breach notices, which previously required an analysis of the harm of any disclosure, to a more objective analysis relating to whether any PHI was actually acquired or viewed as a result of the breach. On December 10, 2020, HHS issued a proposed rule that would modify certain standards, definitions, and patient rights under the HIPAA Privacy Rule to address barriers to coordinated care and case management. The effect of this proposed rule, if finalized, upon our operations is unknown at this time. In addition to HIPAA, many states have enacted their own security and privacy laws relating to individually identifiable information, including financial information and health information. For example, the California Consumer Privacy Act became effective in 2020, and was further modified by the California Privacy Rights Act. We expect additional federal and state legislative and regulatory efforts to regulate consumer privacy in the future. In some states, these laws are more burdensome than HIPAA. In instances in which the state provisions are more stringent than or differ from HIPAA, our communities must comply with both the applicable federal and state standards. If we fail to comply with applicable federal or state standards, we could be subject to civil sanctions and criminal penalties, which could materially and adversely affect our business, financial condition and results of operations. HIPAA enforcement efforts have increased considerably over the past few years, with HHS, through its Office for Civil Rights, entering into several multi-million dollar HIPAA settlements in 2020 alone. The Office for Civil Rights, or OCR, also has demonstrated a continuing commitment to enforce the obligation to provide individuals with timely access to their health information upon request. On November 30, 2021, OCR announced the resolution of five investigations in its HIPAA Right of Access Initiative, amounting to 25 total actions since the initiative began in 2019. Finally, the OCR and other regulatory bodies have become increasingly focused on cybersecurity risks, including the emerging threat of ransomware and similar cyber-attacks. The increasing sophistication of cybersecurity threats presents challenges to the entire healthcare industry.

We must also comply with the Americans with Disabilities Act, or the ADA, and similar state and local laws to the extent that such communities are “public accommodations” as defined in those laws. The obligation to comply with the ADA and other similar laws is an ongoing obligation, and we continue to assess our communities and make appropriate modifications.

Insurance

Litigation against senior living and healthcare companies continues to increase, and liability insurance costs continue to increase as a result. In addition, our employee benefit costs, including health insurance and workers’ compensation insurance, generally continue to increase and increased during the year ended December 31, 2021 due to the Pandemic, and we expect that these increased costs may continue in the future. To partially offset these insurance cost increases, among other things, we have:

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

For more information on our self-insurance see Notes 2 and 16 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

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

Internet Website

Our internet website address is www.alerislife.com. Copies of our governance guidelines, our code of business conduct and ethics, or our Code of Conduct, and the charters of our audit, quality of care, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, AlerisLife Inc., Two Newton Place, 255 Washington Street, Newton, Massachusetts 02458-1634. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, through the "Investor Relations" section of our website, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. Any material we file with or furnish to the SEC is also maintained on the SEC website, www.sec.gov. Security-holders may send communications to our Board or individual Directors by writing to the party for whom the communication is intended at c/o Secretary, AlerisLife Inc., Two Newton Place, 255 Washington Street, Newton, Massachusetts 02458 or by email at secretary@alerislife.com. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Those disclosures will be included on our website in the “Investor Relations” section. Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

Item 1A. Risk Factors

Risks Related to Our Business

The Pandemic has had, and may continue to have, a material adverse effect on our business, operations, financial results and liquidity and its duration and ultimate lasting impact is unknown.

The Pandemic has had a negative impact on certain industries in the U.S. economy that are primarily focused on senior living and other lifestyle services.

These conditions have had, and may continue to have, a material adverse impact on our business, results of operations and liquidity. Occupancy at our senior living communities and caseload at our rehabilitation clinics declined during the

Pandemic. Although occupancy and caseload have improved from the low point experienced during the Pandemic, it remains below pre-Pandemic levels and may continue to be indefinitely. We may experience future declines as a result of resurgence of the Pandemic from time-to-time or otherwise. Although the rates we charge residents has not changed significantly to date as a result of the Pandemic, that could change if the Pandemic continues or intensifies or economic conditions worsen. We earn residential management fees based on a percentage of revenues generated at the senior living communities that we manage; therefore, declines in occupancy, restrictions on admitting new residents and the closure or curtailment of operations of senior living communities we manage as a result of the Pandemic, without sufficient offsets from increased rates or other revenues, have and may in the future reduce the residential management fees we earn. In addition, we have experienced shortages in staffing and materials we need to operate our senior living communities during the Pandemic. Staffing shortages continue to exist and are resulting in increased labor costs. These conditions may continue for an extended period and could intensify, including as a result of the Pandemic or government and market actions. Additionally, the Pandemic could continue to significantly increase certain other operating costs for our senior living communities, including costs to obtain PPE, to incorporate enhanced infection control measures and to implement quarantines for residents. Also, we believe that our insurance costs may continue to rise as a result of claims or litigation associated with the Pandemic. In addition, as a result of the Pandemic, we have been forced to close certain outpatient rehabilitation clinics temporarily and we have reduced the number of new clinics we planned to open. As a result, revenues from our rehabilitation services have been, and may continue to be, negatively impacted.

COVID-19 immunization efforts, including administration of booster shots, continue to be in process, along with observance of various infection control procedures and social distancing practices, with considerable effort and expense to the business. Further, the emergence of new COVID-19 variants continues to lengthen the Pandemic and has resulted in numerous surges over time.

We may be subject to claims by residents and team members related to vaccine administration by us or the care provided by us following administration of the vaccine and we cannot be sure we will be protected from liability as a result of being a "Covered Person" under the Public Readiness and Emergency Preparedness Act.

The duration and ultimate impact of the Pandemic is not known. Our business, operations and financial position may continue to be negatively impacted as a result of the Pandemic and may remain at depressed levels compared to prior to the outbreak of the Pandemic for an extended period.

Our ability to grow our revenues may be limited.

The Five Star senior living communities we operate are the largest part of our business. We manage most of the senior living communities we operate for DHC. We earn base residential management fees and construction supervision fees based on a fixed percentage of revenues and construction costs for construction projects we manage at those senior living communities. As a result, our ability to grow our revenues from managing those senior living communities will be limited to the applicable fee percentages related to the growth of revenues or applicable construction costs from those senior living communities, subject to any incentive fees we may earn. Although we also operate senior living communities we own, and we provide other services, such as rehabilitation, wellness and home health services, these businesses are currently a minority of our overall business. Further, we may not succeed in growing revenues from these other businesses. In addition, any growth in our revenues that we may realize may not exceed any increase in expenses.

The Strategic Plan may not result in the benefits we expect.

In 2021, we repositioned our residential management business to focus on larger independent living, assisted living and memory care communities, as well as stand-alone independent living and active adult communities. Pursuant to the Strategic Plan, we transitioned the management of 107 senior living communities with approximately 7,400 living units to new operators in 2021, and we closed one community with approximately 100 living units that we manage for DHC in February 2022, exiting the SNF business with the February 2022 community closure, closed the 27 Ageility inpatient rehabilitation clinics we operated in certain of the transitioned communities and eliminated certain positions in our corporate, regional and divisional teams as well as impacted units and clinics.

We intend to grow our business by entering into additional long-term management arrangements for senior living communities and growing the lifestyle services we provide in which residents' private resources account for all or a large majority of revenues. Our business plans include seeking to take advantage of expected long-term increases in demand for senior living communities and lifestyle services. We believe the Strategic Plan will enable us to build on our operational strengths at larger senior living communities and stand-alone independent living and active adult communities while continuing to evolve our choice-based, financially flexible lifestyle services. However, our business remains subject to various risks, including, among others:

•the highly competitive nature of the senior living industry;

•we may not be perceived to be an attractive business provider given our operating history and the liquidity challenges we have experienced;

•we may be unable to identify and acquire or newly manage or lease additional senior living communities and rehabilitation services clinics on acceptable terms;

•we may be unable to access the capital required to acquire, manage or lease additional senior living communities and operate rehabilitation clinics or grow lifestyle services;

•we may not realize the operating results, or operating cost synergies, we expect from senior living communities we operate or any rehabilitation or other lifestyle services we may provide;

•integrating the operations of senior living communities and rehabilitation clinics we commence operating, or other lifestyle services we may provide, may require significant management attention that would otherwise be devoted to our other business activities, may disrupt our existing operations, or may cost more than anticipated;

•we may commence operating senior living communities that are subject to unknown liabilities and without any recourse, or with limited recourse, such as liability for the cleanup of undisclosed environmental contamination or for claims by residents, vendors or other persons related to actions taken by former owners or operators of the communities;

•any failure to comply with licensing requirements at our senior living communities, rehabilitation clinics or elsewhere may prevent our obtaining, renewing or maintaining licenses needed to conduct and grow our businesses; and

•medical advances and health and wellness services that allow some potential residents to defer the time when they require the services available at our senior living communities.

Certain of these factors are beyond our control. In addition, the costs of implementing the Strategic Plan may be greater than we expect and we may be unable to offset such costs, as well as the revenue loss from the communities transitioned, through expense reductions to right-size operations. As a result, we may not achieve the benefits we expect from the Strategic Plan.

Reliance on outsourcing arrangements could adversely affect our business.

We have outsourced, or are in the process of outsourcing, certain functions, including the dining services operations at our senior living communities, to third-party service providers to leverage leading specialized capabilities and achieve cost efficiencies. Outsourcing these functions involves the risk that third-party service providers may not perform to our standards or legal requirements, may not produce reliable results, may not perform in a timely manner, may not maintain the confidentiality of our proprietary information, or may fail to perform at all. Additionally, any disruption, such as a government shutdown, war, natural disaster or global pandemic (including the Pandemic), could affect the ability of our third-party service providers to meet their contractual obligations to us. Failure of these third parties to meet their contractual, regulatory, confidentiality or other obligations to us could result in material financial loss, higher costs, regulatory actions, and reputational harm.

In connection with the Strategic Plan, we eliminated positions in our corporate, regional and divisional teams and impacted units and clinics, which may have an adverse impact on our business and financial results.

In connection with the Strategic Plan, we eliminated approximately 120, or 27.3% of the positions in our corporate, regional and divisional teams and approximately 6,200, or 34.3%, of the positions in our Five Star senior living communities and Ageility rehabilitation clinics. This reduction in force resulted in the loss of institutional knowledge and expertise and required the reallocation and combination of certain roles and responsibilities across the organization, which could adversely affect our operations and increase the risk that we may not comply with accounting, legal and regulatory requirements and may not be able to pursue certain business opportunities. In addition, we may not achieve anticipated benefits from the reduction in force, including the expected cost savings and operational efficiencies.

Termination of assisted living resident agreements and resident attrition could adversely affect our revenues and earnings.

Unlike apartment leases that typically have a one-year term, state regulations governing assisted living communities typically require that senior living community residents have the right to terminate their assisted living resident agreements for any reason on reasonable (30 to 60 days’) notice. Should a large number of our residents elect to terminate their resident agreements at or around the same time, our revenues and earnings could be materially and adversely affected. In addition, the advanced ages of our senior living residents may result in high resident turnover rates.

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

Additionally, if we fail to identify and successfully act upon changes and trends in healthcare and the needs and preferences of older adults, our business, financial condition, results of operations and prospects will be adversely impacted.

Circumstances that adversely affect the ability of older adults or their families to pay for our services could cause our revenues and results of operations to decline.

Because government benefits, such as Medicare and Medicaid, are not generally available for services at independent and assisted living communities, our residents paid from their private resources approximately 92.0% of the total resident fees in connection with the senior living communities we operated during the year ended December 31, 2021, and we expect our business to depend more on our residents’ ability to pay for our services from their private resources following our exit from the skilled nursing business. Economic downturns, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of older adults to afford our resident fees. Our prospective residents frequently use the proceeds from their home sales to pay our entrance and resident fees. Downturns or stagnation in the U.S. housing market could adversely affect the ability, or perceived ability of older adults to afford these fees. Also, during periods of high unemployment, the ability of family members to assist their older relatives in paying these fees may be reduced. If we are unable to retain and/or attract older adults with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services and other service offerings, our revenues and results of operations could decline.

We face significant competition.

We compete with numerous other senior living community operators, as well as companies that provide senior living services, such as home healthcare companies and other real estate based service providers. Some of our competitors are larger and have greater financial resources than we do and some are not for profit entities that have endowment income and may not face the same financial pressures that we do. We cannot be sure that we will be able to attract a sufficient number of residents to our senior living communities who will pay rates that will generate acceptable returns or that we will be able to attract team members and keep wages and other employee benefits, insurance costs and other operating expenses at levels that will allow us to compete successfully and operate profitably.

In recent years, a significant number of new senior living communities have been developed. This increased supply of senior living communities has increased and will continue to increase competitive pressures on us and we expect these competitive challenges to continue for the foreseeable future. These competitive challenges may prevent us from maintaining or improving occupancy and rates at our senior living communities, which may adversely affect their profitability and, therefore, negatively impact our revenues, cash flows and results from operations.

Increases in our labor costs, staffing turnover and labor shortages may have a material adverse effect on us.

The success of our senior living communities depends on our ability to attract and retain team members for the day-to-day operations of those communities. We continue to face upward pressure on wages and benefits due to high competition for qualified personnel in our industry, modest unemployment, recent proposed and enacted legislation to increase the minimum wage in certain jurisdictions and other factors that have limited our available labor pool. The market for regional and executive directors at our communities, and qualified nurses, therapists and other healthcare professionals is highly competitive, and periodic or geographic area shortages of such healthcare professionals, as well as the added pressure of the Pandemic, may require us to increase the wages and benefits we offer to our team members in order to attract and retain them or to utilize temporary personnel at an increased cost. In addition, employee benefit costs, including health insurance and workers’ compensation insurance costs, have materially increased in recent years.

Our labor costs have increased significantly because of the Pandemic, including because of increased staffing needs, team member exposure to COVID-19 and our requirement that all our team members be vaccinated against COVID-19. Staffing turnover at our senior living communities is common and has significantly increased as a result of the Pandemic, the current competitive labor market conditions and the competitive environment in the senior living industry. We have more frequently had to rely on more expensive agency help or pay overtime to adequately staff our communities and clinics. Labor unions also attempt to organize our team members from time to time; if our team members were to unionize, it could result in business interruptions, work stoppages, the degradation of service levels due to work rules, or increased operating expenses that may adversely affect our results of operations.

Additionally, our operations are subject to various employment related laws and regulations, which govern matters such as minimum wages, the Family and Medical Leave Act, overtime pay, compensable time, recordkeeping and other working conditions, and a variety of similar laws that govern these and other employment related matters. We are currently subject to employment related claims in connection with our operations. These claims, lawsuits and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes. Because labor represents a significant portion of our operating expenses, compliance with these evolving laws and regulations could substantially increase our cost of doing business, while failure to do so could subject us to significant back pay awards, fines and lawsuits and could have a material adverse effect on our business, financial condition and results of operations. Labor costs at the senior living communities that we manage for DHC are reimbursable by DHC. However, those costs decrease the operating results at those communities, which may negatively impact the financial metrics at our senior living communities and our potential to earn incentive fees for these senior living communities or even give DHC a right to terminate the applicable management agreements. Further, if DHC believes we are not successfully managing labor costs, it may not select us as its manager in the future for additional senior living communities

Any significant failure by us to control labor costs or to pass any increases on to residents through rate increases could have a material adverse effect on our business, financial condition and results of operations. Further, increased costs charged to our residents may reduce the occupancy and growth at the senior living communities we operate.

Our business is subject to extensive regulation, which requires us to incur significant costs and may result in losses.

Licensing and Medicare and Medicaid laws require operators of senior living communities and rehabilitation clinics to comply with extensive standards governing operations and physical environments. Federal and state laws also prohibit fraud and abuse by senior living providers and rehabilitation clinic operators, including civil and criminal laws that prohibit false claims and regulate patient referrals in Medicare, Medicaid and other payer programs. In recent years, federal and state governments have devoted increased resources to monitoring the quality of care at senior living communities and to anti‑fraud investigations in healthcare generally. CMS contractors, state Medicaid programs and other third-party payers continue to conduct medical necessity and compliance audits. When federal or state agencies identify violations of anti‑fraud, false claims, anti‑kickback and physician referral laws, they may impose or seek civil or criminal penalties, treble damages and other government sanctions, and may revoke a provider's license or make conditional or exclude the provider from Medicare or Medicaid participation. The ACA amended the federal Anti‑Kickback Statute and the FCA, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers and for severe fines and penalties to be imposed. In addition, when these agencies determine that there has been quality of care deficiencies or improper billing, they may impose or seek various remedies or sanctions, including denial of new admissions, exclusion from Medicare or Medicaid program participation, monetary penalties, restitution of overpayments, government oversight, temporary management, loss of licensure and criminal penalties.

Current state laws and regulations allow enforcement officials to make determinations as to whether the care provided at our senior living communities exceeds the level of care for which a particular community is licensed, which could result in holds on accepting new residents, or the closure of the community and the immediate discharge and transfer of residents. Citations or revocation of a license or certification at one community could impact our ability to obtain new licenses or certifications or to maintain or renew existing licenses and certifications at other communities, and trigger defaults under our management agreements with DHC and the Credit Agreement, adversely affect our ability to operate our senior living communities or our rehabilitation clinics or obtain financing in the future.

Our senior living communities and rehabilitation clinics incur sanctions and penalties from time to time. As a result of the healthcare industry’s extensive regulatory system and increasing enforcement initiatives, we have experienced increased costs for monitoring quality of care compliance, billing procedures and compliance with referral laws and other laws that apply to us, and we expect these costs may continue to increase.

Provisions of the ACA could reduce our income and increase our costs.

The ACA regulates insurance, payment and healthcare delivery systems that have affected, and will continue to affect our revenues and costs. The ACA includes provisions that may affect us, such as enforcement reforms and Medicare and Medicaid program integrity control initiatives, new compliance, ethics and public disclosure requirements, initiatives to encourage the development of home and community based long-term care services rather than institutional services under Medicaid, and value based purchasing plans. We are unable to predict the impact on us of the insurance, payment, and healthcare delivery systems provisions contained in and to be developed pursuant to the ACA. In addition, maintaining compliance with the ACA requires us to expend management time and financial resources.

Our business requires us to make significant capital expenditures to maintain and improve our senior living communities and rehabilitation clinics to retain our competitive position.

Our senior living communities and rehabilitation clinics sometimes require significant expenditures to address required ongoing maintenance or to make them more attractive to residents. Various government authorities mandate certain physical characteristics of senior living communities and rehabilitation clinics; changes in these regulations may require us to make significant expenditures. In addition, we are often required to make significant capital expenditures when we acquire senior living communities. Our available financial resources may be insufficient to fund these expenditures. We incur capital costs for senior living communities we own and for our other businesses and corporate level activities. DHC funds the capital costs for the managed senior living communities and those costs and related budgets are subject to DHC's approval. It is possible that DHC may not approve capital investment we believe should be made. Further, increases in capital costs at our managed senior living communities may negatively impact the financial metrics at our senior living communities and our potential to earn incentive fees for these senior living communities or even give DHC a right to terminate the applicable management agreements. DHC’s failure to make certain capital expenditures may result in our senior living communities being less competitive and in our earning less residential management fees.

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

Litigation may subject us to adverse rulings and judgments that may materially impact our business, operating results and liquidity. In addition, defending litigation distracts the attention of our management and may be expensive. For more information regarding certain of the settled employee litigation matters, our legal contingencies and past legal and compliance matters, see Note 13 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

We may fail to comply with the terms of the Credit Agreement.

The Credit Agreement includes various conditions, covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. For example, the Credit Agreement requires us to comply with certain financial and other covenants. Our ability to comply with such covenants will depend upon our ability to operate our business profitably. If the recent trends in occupancy, rates and employment and other costs and expenses continue or increase, we may incur operating losses. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our security holders.

If we default under the Credit Agreement, our lenders may demand immediate payment. Any default under the Credit Agreement that results in acceleration of our obligations to repay outstanding indebtedness would likely have serious adverse consequences to us, including the possible foreclosure of the real estate mortgages on 14 senior living communities owned by us, and would likely cause the value of our securities to decline.

In the future, we may obtain additional debt financing, and the covenants and conditions that apply to any such additional debt may be more restrictive than the covenants and conditions that are contained in our the Credit Agreement.

Changes in market interest rates may adversely affect us.

Interest rates are at relatively low levels on a historical basis. The U.S. Federal Reserve recently indicated that in light of the economic recovery and higher than anticipated inflation, it expects to raise interest rates as early as March 2022 and multiple times in 2022 in response to rising inflation rates. Any increases in market interest rates may materially and negatively affect us in several ways, including:

•increases in interest rates could adversely impact the housing market and reduce demand for our services and occupancy at our senior living communities, which could reduce the likelihood that we will earn incentive fees at our managed senior living communities if the EBITDA we realize at our managed senior living communities declines as a result;

•amounts outstanding under our Loan require interest to be paid at variable interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our debt when it becomes due and our ability to fund our operations and working capital; and

•an increase in interest rates could negatively impact the market value of our owned senior living communities and limit our ability to sell any owned senior living communities. Increased interest rates would increase our costs for, and may limit our ability to obtain, mortgage financing.

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

Our business is substantially dependent upon our continued relationship with DHC. Of the 141 senior living communities we operated at December 31, 2021, 121 were owned by DHC. In connection with the Strategic Plan, we and DHC amended our management agreements to facilitate the transition or closure of 108 senior living communities that we managed for DHC to new operators and we closed approximately 1,500 SNF units in 27 CCRCs that we continue to manage for DHC. The reduction of the number of senior living communities we manage for DHC could harm our financial condition and ability to achieve our long-term growth initiatives, and may decrease the likelihood that DHC chooses us as its manager for additional senior living communities in the future.

DHC may terminate our management agreements in certain circumstances, including if the financial metrics at our managed senior living communities do not exceed target levels or for our uncured material breach. The loss of our management agreements with DHC, or a material change to their terms, could have a material adverse effect on our business, financial condition or results of operations.

We rely on information technology and systems in our operations, and any material failure, inadequacy, interruption or security failure of that technology or those systems could materially and adversely affect us.

We rely on information technology and systems, including the Internet and cloud-based infrastructures, commercially available software and our internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of our business processes, including managing our building systems, financial transactions and maintenance of records, which may include personally identifiable information or protected health information of team members and residents. If we or our third party vendors experience material security or other failures, inadequacies or interruptions of our information technology, we could incur material costs and losses and our operations could be disrupted. We take various actions, and incur significant costs, to maintain and protect the operation and security of our information technology and systems, including the data maintained in those systems. However, these measures may not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.

Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusions, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the intensity and sophistication of attempted attacks and intrusions from around the world have increased. The cybersecurity risks to us and our third-party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities against us, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in our or third parties’ information technology networks and systems or operations. Any failure by us or our third party vendors to maintain the security, proper function and availability of information technology and systems could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.

Supply chain constraints and commodity pricing and other inflation, including inflation impacting wages and employee benefits, may negatively impact our business and results of operations.

The global economy has been experiencing supply chain constraints and commodity pricing and other inflation, including inflation impacting wages and employee benefits. These conditions have increased the costs for materials, other goods and labor. These pricing increases as well as increases in labor costs have increased our operating costs. If these inflationary pressures continue, we may realize decreased earnings.

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

We purchase certain third party insurance coverage for our business and properties, including for casualty, liability, malpractice, fire, extended coverage and rental or business interruption loss insurance. Pursuant to our management agreements with DHC, we are obligated to maintain certain insurance coverage for our DHC managed senior living communities. Recently, the costs of insurance have increased significantly, and these increased costs have had an adverse effect on us and the operating results for our senior living communities. Although DHC funds the insurance premiums for our DHC managed senior living communities, the increased costs of insurance may negatively impact the financial results at those managed senior living communities or give rise to a DHC right of termination of the applicable management agreements if the financial metrics at our managed senior living communities do not meet certain targets. In addition, we are responsible for paying for insurance for other properties that we operate, including senior living communities that we own, and increased insurance costs will adversely impact us as a result. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, and earthquakes, or losses from terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or the owner may not be able to pay. For instance, in April 2021, a fire at a community we leased caused extensive damage and the community was out of service until we terminated the lease in the third quarter of 2021. A portion of the losses incurred as a result of the fire were not covered by insurance. Insurance proceeds may not be adequate to restore an affected property to its condition prior to loss or to compensate us for our losses, including lost revenues or other costs. Certain losses, such as losses we may incur as a result of known or unknown environmental conditions, are not covered by our insurance. Market conditions or our loss history may limit the scope of insurance or coverage available to us on economic terms. If an uninsured loss or a loss in excess of insured limits occurs, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property.

We may incur significant costs from our self-insurance arrangements.

We self-insure up to certain limits for workers’ compensation, professional and general liability and automobile coverage. Claims in excess of these limits are insured up to contractual limits, over which we are self-insured. We fully self-insure all health-related claims for our covered employees. We may incur significant costs for claims and related matters under our self-insurance arrangements. We cannot be sure that our insurance charges and self-insurance reserve requirements will not increase, and we cannot predict the amount of any such increase, or to what extent, if at all, we may be able to offset any such increase through higher retention amounts, self-insurance or other means in the future. Although we determine our employee health insurance, workers’ compensation and professional and general liability self-insurance reserves with guidance from third party professionals, our reserves may nonetheless be inadequate. Determining reserves for the casualty, liability, workers’ compensation and healthcare losses and costs that we have incurred as of the end of a reporting period involves significant judgments based upon our experience and our expectations of future events, including projected settlements for pending claims, known incidents that we expect may result in claims, estimates of incurred but not yet reported claims, expected changes in premiums for insurance provided by insurers whose policies provide for retroactive adjustments, estimated litigation costs and other factors. Since these reserves are based on estimates, the actual expenses we incur may differ from the amount reserved and could result in our recognizing a significant amount of expenses in excess of our reserves. Insurance costs allocated to senior living communities that we manage for DHC are reimbursable by DHC. However, these costs decrease the operating results at those communities, which may negatively impact the financial metrics at our senior living communities and our potential to earn incentive fees for these senior living communities. In addition, our costs under our self-insurance arrangements that are not reimbursable may materially and adversely affect our business, results of operations and liquidity.

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

Our operations are subject to risks from adverse weather events and climate change and events.

Severe weather may have an adverse effect on senior living communities we operate. Flooding caused by rising sea levels and severe weather events, including hurricanes, tornadoes and widespread fires have had and may have in the future an adverse effect on senior living communities we operate and result in significant losses to us and interruption of our business. When major weather or climate-related events occur near our senior living communities, we may relocate the residents of those senior living communities to alternative locations for their safety and close or limit the operations of the impacted senior living communities until the event has ended and the community is ready for operation. We have incurred and may in the future incur significant costs and losses as a result of these activities, both in terms of operating, preparing and repairing our senior living communities in anticipation of, during, and after a severe weather or climate-related event and in terms of potential lost business due to the interruption in operating our senior living communities. Our insurance may not adequately compensate us for these costs and losses.

Further, concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our senior living communities to increase. In the long-term, we believe any such increased operating costs will be passed through and paid by our residents and other customers in the form of higher charges for our services. However, in the short-term, these increased costs, if material in amount, could adversely affect our financial condition and results of operations.

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

Our revenues rely in part on reimbursement from government programs and third party payers for the senior living and rehabilitation services we provide. The healthcare industry in the United States is subject to continuous reform efforts and pressures to reduce costs. Some of our operations, especially our rehabilitation services, receive significant revenues from Medicare and Medicaid. The rates and amounts of payments under these programs are subject to periodic adjustment and there have been numerous recent legislative and regulatory actions or proposed actions with respect to Medicare and Medicaid payments, insurance and healthcare delivery. Additionally, we receive significant payments from third party payers for certain of our lifestyle services, including approximately 38.8% and 50.6% of our total revenues for the years ended December 31, 2021 and 2020, respectively. These private third party payers continue their efforts to control healthcare costs and decrease payments for our services through direct contracts with healthcare providers, increased utilization review practices and greater enrollment in managed care programs and preferred provider organizations. Any reduction in the payments we receive from Medicare, Medicaid and third party payers could result in the failure of those reimbursements to cover our costs of providing required services to our residents and clients and could have a material adverse effect on our business, financial condition and results of operations.

Third party expectations relating to Environmental, Social and Governance, or ESG, factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors and certain of our customers, team members, and other stakeholders concerning corporate responsibility, specifically related to ESG factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us, or otherwise do business with us, if they believe our policies relating to corporate responsibility are inadequate. Third party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third party provider, some investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. If we fail to satisfy the expectations of investors and our customers, employees and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be adversely affected and our revenues, results of operations and ability to grow our business may be negatively impacted.

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

•DHC owned 32.7% of our outstanding common shares as of December 31, 2021;

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

•Adam D. Portnoy beneficially owned, in aggregate, approximately 6.2% of our outstanding common shares and 1.1% of DHC’s outstanding common shares, in each case as of December 31, 2021;

•our President and Chief Executive Officer, Katherine E. Potter, and our Executive Vice President, Chief Financial Officer and Treasurer, Jeffrey C. Leer, are also officers and employees of RMR LLC;

•our other Managing Director and Secretary, Jennifer B. Clark, is secretary and a former managing trustee of DHC and a managing director and officer of RMR Inc. and an officer and employee of RMR LLC;

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

As a result of these relationships, our management agreements with DHC, business management agreement with RMR LLC and other transactions with DHC, our Managing Director, RMR LLC and others related to them were not negotiated on an arm’s-length basis between unrelated third parties, and therefore, while certain of these agreements were negotiated with the use of a special committee and approved by our independent directors after receipt of a fairness opinion, the terms thereof may be different from those negotiated on an arm’s-length basis between unrelated third parties. In the past, in particular, following periods of volatility in the overall market or declines in the market price of a company’s securities, shareholder litigation, dissident shareholder director nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest, in business dealings with affiliated and related persons and entities. These activities, if instituted against us, and the existence of conflicts of interest or the perception of conflicts of interest could result in substantial costs and diversion of our management’s attention and could have a material adverse impact on our reputation, business and the market price of our common shares.

DHC owns 32.7% of our outstanding common shares. As a result, investors in our securities may have less influence over our business than shareholders of other publicly traded companies and trading in our shares may be difficult.

As of the date of this Annual Report on Form 10-K, DHC owns 32.7% of our outstanding common shares.

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

DHC’s large shareholding also reduces the number of our common shares that might otherwise be available to trade publicly, which could adversely affect the liquidity and market price of our common shares.

Risks Related to Ownership of Our Securities

Ownership limitations and certain provisions in our charter, bylaws and certain material agreements, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.

Our charter and bylaws contain separate provisions that prohibit any shareholder from owning more than 9.8% and 5% of the number or value of any class or series of our outstanding shares of stock, respectively. Our charter’s 9.8% ownership limitation is consistent with our contractual obligation with DHC not to take actions that may conflict with DHC’s status as a real estate investment trust under the IRC. The 5% ownership limitation in our bylaws is intended to help us preserve the tax treatment of any net operating losses and other tax benefits we may have from time to time. We also believe these provisions promote good orderly governance. These provisions inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable.

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

•required qualifications for an individual to serve as a Director and a requirement that certain of our Directors are “Independent Directors” and other Directors are “Managing Directors”, as defined in our bylaws;

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our Senior Living Communities
Five Star operates 20 senior living communities we own and 121 senior living communities we manage for DHC, as follows (dollars in thousands):

	No. of Communities	Type of Units					Average Occupancy (3)	Month End Occupancy (3)	Revenues (3)(4)(5)(7)	Percent of Revenues from Private Resources
Operation Type		Indep. Living	Assisted Living (2)	Memory Care (1)(2)	Skilled Nursing (2)	Total Units
Owned	20	566	1,264	270	—	2,100	69.9%	72.7%	$59,707	98.2%
Managed (6)	121	9,857	6,500	1,602	46	18,005	71.0%	74.8%	875,980	91.3%
Total	141	10,423	7,764	1,872	46	20,105	70.9%	74.5%	$935,687	91.7%
_______________________________________
(1)    Memory Care units are shown above separately; however, they typically are part of an assisted living community and not a stand alone building or community.
(2)    Includes one CCRC that we managed for DHC, which includes assisted living units (49 units), SNF units (46 units) and memory care units (11 units), that was closed in February 2022.
(3)    Month end occupancy is as of December 31, 2021 and average occupancy and revenues are for the year ended December 31, 2021.
(4)    Data excludes $68,014 of revenue from lifestyle services and $4,931 from previously leased communities, as well as $7,795 of income received under the Provider Relief Fund of the CARES Act, of which $6,960 related to our owned independent and assisted living communities, $815 related to previously leased communities, and $19 related to lifestyle services. Additionally, managed community level revenues exclude CARES Act income of $19,570. On September 30, 2021, Five Star and PEAK terminated their lease for all four communities (with approximately 200 living units) Five Star previously leased from PEAK.
(5)    Represents the revenues of the senior living communities we own as well as those we manage for DHC. Managed senior living communities' revenues does not represent our revenues and is included to provide supplemental information regarding the operating results of the communities from which we earn residential management fees.
(6)    Includes one active adult community with 167 independent living units.
(7)    We transitioned 107 senior living communities managed for DHC with approximately 7,400 units to new operators during the year ended December 31, 2021 and we closed one senior living community that we manage for DHC with approximately 100 units in February 2022 and (ii) we closed 1,532 SNF units in 27 CCRCs during the year ended December 31, 2021 and are in the process of repositioning these units that we will continue to manage for DHC. The revenues earned at these communities and units for the year ended December 31, 2021 were $244,875 and are included above.

As of December 31, 2021, all 141 senior living communities located in 28 states are operated by Five Star.

Ageility Clinics

As of December 31, 2021, Ageility operated 215 rehabilitation clinics as follows (dollars in thousands):

Type of Clinic	No. of Clinics (1)	No. of States	Average Square Footage of Clinics (2)	Revenues (3)(4)	Percentage of Revenues from Medicare and Medicaid (3)
Outpatient	205	28	492	$55,684	71.1%
Inpatient	10	5	n/a	11,233	17.7%
Total	215	28	492	$66,917	62.2%
_______________________________________
(1)    As of December 31, 2021, Ageility inpatient rehabilitation clinics provide rehabilitation services in ten senior living communities not operated by Five Star. As of December 31, 2021, 106 of our outpatient rehabilitation clinics were clinics within our owned and managed senior living communities and 99 were clinics within senior living communities operated by other providers.
(2)    Inpatient rehabilitation clinics operate under a service agreement with the senior living community and do not have dedicated clinic space.
(3)    Data excludes $1,096 of revenue from home healthcare services as well as $19 of income received under the Provider Relief Fund of the CARES Act, related to lifestyle services.
(4)    Includes revenue of $5,006 for the year ended December 31, 2021 for 27 Ageility inpatient rehabilitation clinics that were closed throughout the year ended December 31, 2021 and $1,717 for 17 Ageility outpatient rehabilitation clinics that were closed in December 2021 in senior living communities that were transitioned to a new operator in 2021 or closed in February 2022. Also includes $269 of revenues for closed outpatient rehabilitation clinics not related to the Strategic Plan.

Ageility leases space from DHC at certain of the senior living communities that we manage for DHC to operate Ageility's outpatient rehabilitation clinics. The leased clinics from DHC and those located within other senior living companies are typically leased for an initial period of one year and automatically renew for successive one year periods. The leases are generally terminable with 30 to 90 days' notice. The average Ageility clinic is approximately 500 square feet. As of December 31, 2021, Ageility leased approximately 100,000 square feet in 28 states.

Geographic Breakdown of Our Senior Living Communities and Rehabilitation Clinics

The following table sets forth certain information about the senior living communities that we own or manage for DHC, that are operated by Five Star, as well as the inpatient and outpatient rehabilitation clinics that Ageility operates, by state as of and for the year ended December 31, 2021 (dollars in thousands):

			Senior Living Communities			Ageility Clinics
State	Total Living Units	Average Occupancy	Owned	Managed	Total	Inpatient	Outpatient	Total	Revenues (1)(2)(3)
Alabama	461	71.3%	2	3	5	—	—	—	$18,732
Arizona	881	71.5%	—	5	5	—	12	12	37,725
Arkansas	—	65.2%	—	—	—	—	—	—	4,067
California	504	74.9%	—	3	3	—	1	1	36,945
Colorado	239	61.1%	—	1	1	5	1	6	40,374
Delaware	395	58.7%	—	3	3	2	5	7	42,539
Florida	4,196	77.8%	1	18	19	—	30	30	166,469
Georgia	601	64.8%	—	4	4	—	11	11	34,947
Illinois	483	73.2%	—	3	3	—	6	6	28,987
Indiana	1,534	67.4%	5	11	16	—	6	6	46,807
Kansas	399	73.0%	—	3	3	—	3	3	18,284
Kentucky	364	77.6%	—	2	2	1	3	4	30,829
Maryland	1,097	65.2%	—	8	8	—	9	9	58,643
Massachusetts	123	77.6%	—	1	1	—	1	1	8,451
Minnesota	188	43.1%	—	1	1	—	1	1	6,082
Missouri	199	77.6%	1	1	2	—	3	3	10,413
Nebraska	—	44.5%	—	—	—	—	—	—	1,184
Nevada	287	89.6%	—	2	2	—	2	2	14,060
New Jersey	870	66.1%	2	3	5	—	7	7	37,363
New Mexico	147	79.4%	—	1	1	—	1	1	7,838
New York	310	68.4%	—	1	1	—	1	1	16,097
North Carolina	1,730	67.2%	5	13	18	—	33	33	78,370
Ohio	258	62.2%	—	1	1	—	1	1	10,780
Oregon	318	55.9%	—	1	1	—	1	1	7,459
Pennsylvania	623	57.1%	1	5	6	—	7	7	23,272
South Carolina	339	68.0%	1	2	3	1	8	9	38,049
Tennessee	592	77.2%	1	5	6	—	8	8	29,419
Texas	1,821	74.6%	—	12	12	1	22	23	84,245
Virginia	695	80.2%	—	6	6	—	12	12	37,126
Wyoming	—	59.0%	—	—	—	—	—	—	7,585
Washington	—	—%	—	—	—	—	7	7	955
Wisconsin	451	75.3%	1	2	3	—	3	3	24,535
Totals	20,105	70.9%	20	121	141	10	205	215	$1,008,631
_______________________________________
(1)    Represents financial data of rehabilitation clinics we operate and senior living communities we own as well as manage for DHC. Managed senior living communities' data does not represent our financial results, but rather the operating results of the communities, and is included to provide supplemental information regarding the operating results and financial condition of the senior living communities from which we earn residential management fees.
(2)    Includes home health revenue of $1,096 for the year ended December 31, 2021.
(3)    Data excludes $7,795 of income received under the Provider Relief Fund of the CARES Act and other government grants, related to our independent and assisted living communities and rehabilitation clinics.

Our Leases and Management Agreements with DHC

Effective January 1, 2020, we and DHC completed certain restructuring transactions pursuant to which our five then existing master leases with DHC for all the senior living communities that we leased from DHC, as well as our then existing management and pooling agreements with DHC for the senior living communities that we managed for DHC, were terminated and replaced with new management agreements.

Pursuant to the management agreements, we received a management fee equal to 5% of the gross revenues realized at the applicable senior living communities plus reimbursement for our direct costs and expenses related to such communities. We also received a fee equal to 3% of construction costs for construction projects we managed at the senior living communities we managed for DHC. Commencing with the 2021 calendar year, we may receive an annual incentive fee equal to 15% of the amount by which the annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of all senior living communities on a combined basis exceeds the target EBITDA for all senior living communities on a combined basis for such calendar year, provided that in no event shall the incentive fee be greater than 1.5% of the gross revenues realized at all senior living communities on a combined basis for such calendar year. The target EBITDA for those communities on a combined basis is increased annually based on the greater of the annual increase of the Consumer Price Index, or CPI, or 2%, plus 6% of any capital investments funded at the managed communities on a combined basis in excess of the target capital investment. Unless otherwise agreed, the target capital investment increases annually based on the greater of the annual increase of CPI or 2%.

The management agreements were to expire in 2034, subject to our right to extend them for two consecutive five-year terms if we achieved certain performance targets for the combined managed senior living communities portfolio, unless earlier terminated or timely notice of nonrenewal is delivered. The management agreements provided DHC with the right to terminate any management agreement for any community that does not earn 90% of the target EBITDA for such community for two consecutive calendar years or in any two of three consecutive calendar years, with the measurement period commencing January 1, 2021 (and the first termination not possible until the beginning of calendar year 2023); provided DHC may not in any calendar year terminate communities representing more than 20% of the combined revenues for all communities for the calendar year prior to such termination. Pursuant to a guaranty agreement dated as of January 1, 2020, made by us in favor of DHC’s applicable subsidiaries, we have guaranteed the payment and performance of each of our applicable subsidiary’s obligations under the applicable management agreements.

2021 Amendments to our Management Arrangements with DHC. As part of the implementation of the Strategic Plan, on June 9, 2021, we and DHC amended our management arrangements. See our "Business—Our History" in Part I, Item 1 of this Annual Report on Form 10-K and Notes 1, 10 and 19 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional information on the Strategic Plan. The principal changes to the management arrangements include:

•We agreed to cooperate with DHC to transition the operations for 107 senior living communities owned by DHC with approximately 7,400 living units that we then managed to other third party managers and to close one senior living community with approximately 100 living units, without payment of any termination fee to us;
•DHC will no longer have the right to sell up to an additional $682 million of senior living communities managed by us and terminate our management of those communities without payment of a termination fee to us upon sale;
•DHC's ability to terminate the management agreement was revised: (i) to not commence until 2025; (ii) the maximum number of communities that may be terminated was reduced to 10% (from 20%) of the total managed portfolio by revenue per year; and (iii) to provide that achieving less than 80% (rather than 90%) of budgeted EBITDA will be required to qualify as a “Non-Performing Asset.” DHC will not be obligated to pay any termination fee to us if it exercises these termination rights;
•We will continue to manage for DHC 120 senior living communities we then managed for it;
•We closed the 27 skilled nursing units in CCRC communities that we will continue to manage with approximately 1,500 living units and are in the process of repositioning those units;
•the incentive fee that we may earn in any calendar year for the senior living communities that we will continue to manage for DHC will no longer be subject to a cap and that any senior living community that is undergoing a major renovation or repositioning will be excluded from the calculation of the incentive fee and the incentive fee calculation will be reset pursuant to the terms of the management agreements as a result of expected capital projects DHC is planning in the next five years;
•RMR LLC assumed oversight of major community renovation or repositioning activities at the senior living communities that we continue to manage for DHC; and
•the term of our existing management agreements with DHC was extended by two years to December 31, 2036.

We and DHC entered into an amended and restated master management agreement, or the Master Management Agreement, for the senior living communities that we manage for DHC and interim management agreements for the senior living communities that we and DHC agreed to transition to new operators. These agreements replaced our prior management and omnibus agreements with DHC. In addition, we delivered to DHC a related amended and restated guaranty agreement pursuant to which we will continue to guarantee the payment and performance of each of our applicable subsidiary's obligations under the applicable management agreements.

During the year ended December 31, 2021, we transitioned the management of 107 senior living communities that we managed for DHC with approximately 7,400 living units to new operators. We closed one senior living community with approximately 100 living units that we manage for DHC in February 2022. During the year ended December 31, 2021, we closed all 1,532 SNF units within the 27 CCRC communities that we will reposition and continue to manage for DHC. For the years ended December 31, 2021 and 2020, we recognized $12.7 million and $23.4 million of residential management fees related to the management of these communities and units, respectively.

For more information regarding our historical leases and management arrangements with DHC, see Notes 1 and 10 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. For more information regarding our relationship with DHC, see Note 15 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Corporate Headquarters

Our corporate headquarters is located in Newton, Massachusetts, where we lease approximately 41,000 square feet of administrative office space from a subsidiary of ABP Trust. On February 24, 2021, we entered into an amendment to the lease which extended the lease through December 31, 2031. On January 10, 2022, we further amended the lease to reduce the amount of space we lease to approximately 30,000 square feet and have adjusted the rent. A copy of the Third Amendment to the Lease is included in Part IV, Item 15 of this Annual Report on Form 10-K. For more information regarding our relationship with ABP Trust, see Notes 2 and 15 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 3. Legal Proceedings

For information regarding our legal proceedings, see Note 13 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on Nasdaq (symbol: ALR, formerly FVE).
As of February 21, 2022, there were approximately 885 shareholders of record of our common shares.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2021:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
December 2021	70,255	$3.01	—	$—
Total	70,255	$3.01	—	$—
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

Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes to the financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.

Strategic Plan

On April 9, 2021, we announced a new strategic plan, or the Strategic Plan. For more information on the Strategic Plan and the progress we have made in regards to the Reposition, Evolve and Diversify phases of the Strategic Plan during the year ended December 31, 2021, see “Business—Our Growth Strategy” in Part I, Item 1 of this Annual Report on Form 10-K and Notes 1, 10 and 19 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Following the completion of the Reposition phase of the Strategic Plan, we continue to manage 120 senior living communities for DHC, representing 17,899 living units and approximately 73.2% of our residential management fees for the year ended December 31, 2021, and we continue to own 20 senior living communities with 2,100 living units.

Presented below is a summary of the units owned and managed by us as of December 31, 2021 following the completion of the Reposition phase of the Strategic Plan:

Total Units (1)
Independent living	10,423
Assisted living	7,715
Memory care	1,861
Total	19,999
_______________________________________
(1)    The units operated as of December 31, 2021 include 20 Five Star senior living communities that are owned by us and 120 Five Star senior living communities managed by us for DHC and excludes 107 Five Star senior living communities with approximately 7,400 living units that we previously managed for DHC that were transitioned to new operators during the year ended December 31, 2021 and one senior living community with approximately 100 living units that was closed in February 2022.

Presented below is a summary of the communities, units, average occupancy, month end occupancy, revenues and residential management fees for the Five Star senior living communities we manage for DHC, as of and for the year ended December 31, 2021 after the completion of the Reposition phase of the Strategic Plan (dollars in thousands):

	As of and for the Year Ended December 31, 2021
	Communities	Units	Average Occupancy	Month End Occupancy	Community Revenues (1)	Management Fees (2)(3)
Independent and assisted living communities(4)	120	17,899	73.3%	75.2%	$630,951	$34,778
Total	120	17,899	73.3%	75.2%	$630,951	$34,778
_______________________________________
(1)    Represents the revenues of the Five Star senior living communities we managed for DHC. Managed senior living communities' revenues do not represent our revenues, and are included to provide supplemental information regarding the operating results of the Five Star senior living communities from which we earn residential management fees.
(2)    Excludes residential management fees of $1,865, for the year ended December 31, 2021, for the 1,532 SNF units in 27 CCRCs that were closed during the year ended December 31, 2021 and are to be repositioned.
(3)    Excludes residential management fees of $10,828, for the year ended December 31, 2021, for the 107 senior living communities with approximately 7,400 living units that were transitioned to new operators during the year ended December 31, 2021, and one senior living community with approximately 100 living units that was closed in February 2022.
(4)    Excludes one CCRC with approximately 100 living units that we closed in February 2022.

Presented below is a summary of the Ageility rehabilitation clinics we operated as of and for the year ended December 31, 2021 and the number of clinics to be operated after the implementation of the Reposition phase of the Strategic Plan (dollars in thousands):

	As of and for the Year Ended December 31, 2021				Retained
	Number of Clinics	Total Revenue (3)	Average Revenue per Clinic	Adjusted EBITDA Margin	Number of Clinics	Total Revenue (1)(3)	Average Revenue per Clinic	Adjusted EBITDA Margin
Inpatient Clinics in Transitioned Communities	10	$11,233	$ n/m	23.0%	—	$—	$—	—%
Outpatient Clinics in DHC Communities	91	32,058	352	12.6%	91	32,058	352	12.6%
Outpatient Clinics in Transitioned Communities (2)	28	7,213	258	15.4%	28	5,497	196	18.9%
Total Clinics at DHC Communities	129	50,504	392	15.3%	119	37,555	316	13.5%
Outpatient Clinics at AlerisLife Owned Communities	15	3,687	246	13.2%	15	3,687	246	13.2%
Outpatient Clinics at Other Communities (4)	71	12,726	179	5.3%	71	12,457	175	6.4%
Total Clinics	215	$66,917	$311	13.3%	205	$53,699	$262	11.8%
_______________________________________
n/m - not meaningful because the revenues include revenue earned from 37 inpatient clinics, but, at December 31, 2021, there were only ten inpatient clinics.
(1)    Excludes revenue of $11,233 for the year ended December 31, 2021 for 27 Ageility inpatient rehabilitation clinics that were closed throughout the year ended December 31, 2021 and an additional ten Ageility inpatient rehabilitation clinics which are expected to be closed commencing in August 2022 as part of the Strategic Plan. Excludes revenue of $1,717 for the year ended December 31, 2021 for 17 Ageility outpatient rehabilitation clinics that were closed in December 2021 in Five Star senior living communities that were transitioned in 2021 or closed in February 2022.
(2)    As part of the Strategic Plan, 107 Five Star senior living communities managed for DHC were transitioned to new operators in 2021 and one senior living community was closed in February 2022. These transitioned communities had 45 Ageility outpatient rehabilitation clinics. As of December 31, 2021 we continue to operate 28 of these clinics. The remaining 17 clinics were closed in December 2021 in senior living communities that were transitioned to new operators in 2021 or closed in February 2022.
(3)    Total Ageility revenue excludes home healthcare services, which are part of the lifestyle services segment.
(4)    Other communities includes outpatient rehabilitation clinics at senior living communities not owned or managed by us.

We currently expect to continue to diversify revenue through growth of our lifestyle service offerings, including opening new outpatient rehabilitation clinics and expanding our fitness and other home-based service offerings within and outside of Five Star senior living communities. Fitness offerings started as an extension of Ageility's outpatient rehabilitation services and, while representing only 4.9% of segment revenues for the year ended December 31, 2021, fitness revenues increased to $3.3 million, or by 38.1% when compared to the same period in 2020 when it represented 2.9% of segment revenue. Since January 1, 2020, Ageility has opened 32 net new outpatient rehabilitation clinics, 17 of which were opened in 2020, and 15 of which were opened during the year ended December 31, 2021 (exclusive of the 17 outpatient rehabilitation clinics that were closed in December 2021 in senior living communities that were transitioned to new operators in 2021 or closed in February 2022).

General Industry Trends

We believe that, in the United States, the current primary market for services to older adults is focused on individuals age 75 and older. As a result of medical advances, adults are living longer and expanding their options as to where they choose to reside as they age. The aging of the Baby Boomers and their increasing life expectancy are leading to a fundamental demographic shift. The U.S. age profile shows a 17.8% rise in the 75+ demographic in the last ten years. This is expected to rise even more significantly by 2030 (as evidenced by the aging boomers in the 65-74 age category)(2).

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

COVID-19 Pandemic

The Pandemic has significantly disrupted and may continue to significantly disrupt the United States economy, our business and the senior living industry as a whole. The World Health Organization declared COVID-19 a pandemic in March 2020. From March 2020 through February 18, 2022, there have been approximately 77.5 million reported cases of COVID-19 in the United States and approximately 0.9 million related deaths, which have disproportionately impacted older adults.

The U.S. economy has been growing as the Pandemic conditions have significantly improved in the United States from their low points. Commercial activities have been increasingly returning to pre-Pandemic practices and operations as a result and because of recent and expected future government spending on relief from the Pandemic, infrastructure and other matters. However, there remains uncertainty as to the ultimate duration and severity of the Pandemic on commercial activities, including risks that may arise from (i) mutations or related strains of the virus, that may develop from time to time, (ii) the ability to successfully administer vaccinations to a sufficient number of persons or attain immunity to the virus by natural or other means to achieve herd immunity, and (iii) the impact on the U.S. economy that may result from the inability of other countries to administer vaccinations to their citizens or their citizens' ability to otherwise achieve immunity to the virus. For further information and risks relating to the Pandemic on us and our business, see Part I, Item 1, "Business—COVID Pandemic" and Part I, Item 1A, "Risk Factors", of this Annual Report on Form 10-K.

On September 10, 2021, the Biden Administration announced that the U.S. Department of Health and Human Services, or HHS, through the Health Resources and Services Administration, or HRSA, is making $25.5 billion in new funding available for health care providers affected by the COVID-19 pandemic. This funding includes $8.5 billion in American Rescue Plan, or ARP, resources for providers who serve rural Medicaid, Children's Health Insurance Program, or CHIP, or Medicare patients, and an additional $17.0 billion for Provider Relief Fund, or PRF, Phase 4 for a broad range of providers who can document revenue loss and expenses associated with the Pandemic.

Vaccinations. On December 11, 2020 and December 18, 2020, the FDA issued EUAs to Pfizer Inc. / BioNTech SE and Moderna, Inc., respectively, for vaccines for the prevention of COVID-19. The CDC's Advisory Committee on Immunization Practices placed long-term care facility residents and healthcare personnel in "Phase 1a," the highest priority group to receive COVID-19 vaccines, which included residents and team members at our SNFs, memory care units and assisted living communities. States subsequently prioritized all categories of older adults, which included our independent living facilities. In order to protect the health and safety of our residents, team members and clients, we coordinated multiple vaccination clinics throughout 2021 for our residents and team members in all service lines of business at no cost to those individuals. We expect that widespread vaccination for COVID-19 amongst our residents and team members will decrease the incidence of COVID-19 in our senior living communities and decrease our costs for PPE and COVID-19 testing.

(2) Source: Bureau of labor statistics, 2021.

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

Protective Measures for Residents and Team Members. Our customers are part of a population that has been disproportionately affected by the Pandemic. Our team members who work in our communities and/or clinics may be at a higher risk of contracting or spreading COVID-19 due to the nature of their work environment when caring for our residents and clients. Our highest priority is maintaining the health and well-being of our residents, clients and team members. As a result, we continue to monitor, evaluate and adjust our plans to address the impact to our business. We have, among other steps:

•facilitated multiple COVID-19 vaccination clinics, including boosters, for residents and team members at our senior living communities and Ageility clinics, and encouraged our residents and team members at our senior living communities and Ageility clinics to receive a COVID-19 vaccination as soon as it became available at their community;

•restricted access to our senior living communities to essential visitors and team members, and only reopened communities when it was determined safe to do so in accordance with applicable federal, state and local regulations and guidelines, and our internal criteria;

•reopened our rehabilitation clinics for in-person services when it was determined safe to do so and in accordance with federal, state and local regulations and guidelines;

•reopened our corporate office, when it was safe to do so, in accordance with federal, state and local regulations and guidelines;

•enhanced infectious disease prevention and control policies, procedures and protocols at all properties;

•created a cross-functional team to implement proactive protection for residents in our senior living communities and clients in our rehabilitation clinics as well as team members;

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

Occupancy. As a result of the Pandemic, we experienced declines in average occupancy at our owned and leased senior living communities from 76.4% for the year ended December 31, 2020 to 69.5% for the year ended December 31, 2021. Consistent with occupancy declines experienced within our owned and leased portfolio, the senior living communities we manage on behalf of DHC also experienced average occupancy declines from 77.2% for the year ended December 31, 2020 to 71.0% for the year ended December 31, 2021. At February 18, 2022, all of our senior living communities were accepting new residents in all service lines of business (independent living, assisted living or memory care). We expect that the impact of the widespread administration of vaccinations for COVID-19 among our residents and team members will decrease the incidence of COVID-19 in our senior living communities and, as of February 18, 2022 there were less than 75 confirmed cases among our over 15,700 residents. With the reduction of confirmed cases, we have been able to significantly reduce and in some cases eliminate restrictions at our senior living communities, which has enabled us to shift our efforts to new admissions and resident programs. Despite the continued distribution of the COVID-19 vaccine, as a result of the ongoing effects of the Pandemic, there is a possibility of continued or increased occupancy declines in the near term, due to possible surge of COVID variant viruses, current residents leaving our senior living communities, restrictions on new residents moving into and/or touring our senior living communities and the possibility that older adults will forego or delay moving into senior living communities because of perceived safety issues associated with the Pandemic. Our revenues are largely dependent on occupancy at our senior living communities and any decline in occupancy adversely impacts our revenues, unless we are able to offset those lost revenues with increased rates we charge our residents and clients or other sources of increased revenues.

Expenses. We have also incurred and may continue to incur significant costs to address the Pandemic, which principally include costs associated with PPE, testing supplies, professional services costs, agreements with laboratories to provide COVID-19 testing to our residents and team members that were not otherwise covered by government payer or third-party insurance sources and disposable food supplies as well as increased sanitation and janitorial supplies and increased labor costs. Our labor costs have also increased as a result of rising health insurance costs caused by the Pandemic and by team members pursuing elective procedures they deferred or were not able to obtain during 2020 during the Pandemic. Although COVID-19 vaccinations have been made available to residents and team members at our senior living communities, we expect the increased costs associated with the Pandemic to continue for the reasonably foreseeable future. We incur these costs for our owned senior living communities, rehabilitation and wellness services clinics and corporate and regional operations. Although DHC is responsible for these costs at the senior living communities we manage for DHC, increases in these costs would reduce EBITDA realized at these communities and, hence, negatively impact our ability to earn, and the amount of, any incentive fees, as well as possibly impact other aspects of our management arrangements. The Pandemic has also disrupted the global supply chain, including many of our medical and technological suppliers, due to factory closures and reduced manufacturing output. We believe that our current supplies and supplies we currently have on order should be sufficient to support our needs for the reasonably foreseeable future. We have undertaken efforts to mitigate potential future impacts on the supply chain by increasing our stock of critical materials to meet our expected increased needs for the reasonably foreseeable future and by identifying and engaging alternative suppliers. We continue to be alert to the potential for disruptions that could arise from the Pandemic and remain in close contact with our suppliers.

Results of Operations. We have experienced negative impacts on our operating results and on the operating results for those communities we manage for DHC as a result of the Pandemic and we expect those negative impacts to continue for the reasonably foreseeable future. We expect that widespread vaccination at our senior living communities will decrease the incidence of COVID-19 at those communities and will eventually decrease our costs and the negative impacts of the Pandemic on our operating results and the operating results for those communities we manage for DHC. Despite the approval and increasing availability of several COVID-19 vaccines, going forward, the amounts and type of revenue, expense and cash flow impacts resulting from the Pandemic will be dependent on a number of additional factors, including: the speed, depth, geographic reach and duration of the spread of the disease; the distribution, availability and effectiveness of therapeutic treatments and testing for COVID-19 to our residents, clients and team members; the legal, regulatory and administrative developments that occur, including the availability of governmental financial and regulatory relief to businesses; our infectious disease control and prevention efforts; the duration and severity of the economic downturn in response to the Pandemic; and consumer confidence and the demand for our communities and services.

Additionally, we expect that other direct and indirect impacts of the Pandemic, softness in the U.S. housing market, higher unemployment, lower levels of consumer confidence, stock market volatility and/or changes in demographics will adversely affect the ability of older adults and their families to afford our services.

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

Labor Market. In connection with the Pandemic, we incurred increased labor costs as a result of increased overtime pay for team members, increased costs associated with team member engagement and retention programs, such as meals for certain of our team members and bonuses to team members at our senior living communities and rehabilitation clinics, increased use of temporary staffing and increased health insurance and workers' compensation costs. In addition, we increased the rates paid to community based team members during 2021 in order to be competitive with the increasing rates in the market for these front line team members. We also increased staffing needs at the communities we operated, for which we continue to use temporary staffing through our arrangements with staffing agencies to accommodate staffing shortages due to a tight labor market in addition to quarantine protocols of our current staff that may have contracted or been potentially exposed to COVID-19. The market for skilled front line workers within and outside of the senior living industry continues to be very competitive, and the current demand for those workers remains strong.

2021 Operations

We primarily earn revenue by providing housing and services to residents of Five Star's senior living communities that we own or lease, in addition to managing senior living communities for DHC, and by providing our residents, clients and others, with lifestyle services inclusive of rehabilitation clinics at our senior living communities, as well as at outpatient rehabilitation clinics located separately from our senior living communities. Effective January 1, 2020, pursuant to the restructuring of our business arrangements with DHC, 166 of our formerly leased senior living communities from DHC were converted to managed communities. In 2021, as part of the Strategic Plan, we transitioned 107 senior living communities that we previously managed for DHC to new operators and we closed one senior living community in February 2022. For further information on the Strategic Plan, see “Business—Our Growth Strategy” in Part I, Item 1 of this Annual Report on Form 10-K and Notes 1, 10 and 19 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. We bill all private pay residents in advance for the housing and services to be provided in the following month.

Our expenses primarily were:

•residential wages and benefits, including wages and wage-related expenses, such as health insurance, workers’ compensation insurance and other benefits for our team members working at our owned senior living communities;

•other residential operating expenses, including utilities, housekeeping, dietary, maintenance, insurance and community-level administrative costs at our owned senior living communities;

•lifestyle services expenses, including wages and wage-related expenses, such as health insurance and other benefits for our team members working at our rehabilitation clinics, as well as other operating expenses such as insurance, supplies and other administrative costs;

•costs incurred on behalf of managed senior living communities, including wages and benefits for staff and other operating expenses related to the senior living communities that we manage for DHC, which are reimbursed to us by DHC, including from revenues we receive from the applicable managed communities, pursuant to our management agreements with DHC. For more information about our management arrangements with DHC, see “Properties—Our Leases and Management Agreements with DHC” in Part I, Item 2 of this Annual Report on Form 10-K and Note 10 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K;

•general and administrative expenses, principally comprised of wages and wage-related expenses for headquarters and divisional and regional staff as well as investments in technology used in supporting our residential and lifestyle services business lines and professional service fees and other administrative costs;

•rent expense attributable to the four senior living communities we leased from PEAK through September 30, 2021. For more information about our lease arrangements with PEAK, see “Properties—Our Leases and Management Agreements with DHC” in Part I, Item 2 of this Annual Report on Form 10-K and Note 11 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K;

•depreciation and amortization expense as we incur depreciation expense on buildings and furniture and equipment that we own and amortization expense on our finance lease right-of-use assets; and

•interest and other expense, primarily including interest on outstanding debt and amortization of deferred financing costs.

Expansion Activities

During 2021 and 2020, we opened 15 and 17 net new outpatient rehabilitation clinics, respectively, exclusive of the closure of 17 outpatient rehabilitation clinics in December 2021 in senior living communities that were transitioned to a new operator in 2021 or closed in February 2022.

We currently expect that our expansion activities will be focused on entering into additional long-term management agreements for senior living communities and growing lifestyle services, rather than from the acquisition or leasing of additional senior living communities, although we may from time to time acquire or lease additional senior living communities.

Investment Activities

During 2021 and 2020, we received gross proceeds of $4.9 million and $10.4 million, respectively, in connection with the sale of equity and debt investments through our offshore captive insurance company, and recorded net realized gains of $0.2 million and $0.4 million, respectively.

During 2021 and 2020, we purchased certain debt and equity investments through our offshore captive insurance company for $3.2 million and $5.8 million, respectively.

2020 Restructuring of our Business Arrangements with DHC

Effective as of January 1, 2020 we restructured our business arrangements with DHC.

For more information regarding the restructuring transactions, our management agreements and other transactions with DHC, see “Business—Our Growth Strategy” in Part I, Item 1 of this Annual Report on Form 10-K, Notes 1, 10 and 15 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Credit Facilities

We had a $65.0 million Credit Facility with a syndicate of lenders that was available for us to use for general business purposes, of which $10.8 million was available for borrowing as of December 31, 2021.

On January 27, 2022, we closed on a $95.0 million Loan, $63.0 million of which was funded upon effectiveness of the Credit Agreement, including approximately $3.2 million in closing costs. Upon entering into the Loan, our Credit Facility was terminated. For more information about the Loan, see “Business—Financing Sources” in Part I, Item 1 of this Annual Report on Form 10-K and Notes 9 and 20 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

For more information regarding our Credit Facility and our irrevocable standby letters of credit, see Note 9 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Disposition Activities

In 2021, as part of the Strategic Plan, we transitioned the management of 107 senior living communities that we previously managed for DHC to new operators. In addition, we closed one senior living community in February 2022. For the years ended December 31, 2021 and 2020, we recognized $10.8 million and $17.4 million, respectively, of residential management fees for these transitioned or closed communities.

In connection with the Strategic Plan, we closed 27 of the 37 inpatient rehabilitation clinics. An additional ten inpatient rehabilitation clinics are expected to be closed commencing in August 2022 as part of the transition.

In 2020, DHC sold nine senior living communities that we previously managed located in California, Mississippi, Nebraska and Wisconsin. Upon completion of these sales, our management agreements with DHC for these communities were terminated. In addition, DHC, in November 2020, closed seven senior living communities and one building in one senior living community that we previously managed. For the year ended December 31, 2020, we recognized $2.7 million of residential management fees related to the sold and closed communities.

During 2021 and 2020, we closed 22 and six outpatient rehabilitation clinics, respectively, primarily as a result of being located in senior living communities that we managed on behalf of DHC that were transitioned to a new operator, sold or closed.

Results of Operations

We operate in two reportable segments: (1) residential (formerly known as senior living) and (2) lifestyle services (formerly known as rehabilitation and wellness services). In the residential segment, we manage for others and operate, respectively, primarily independent living communities and assisted living communities and an active adult community that are subject to centralized oversight and provide housing and services to older adults. Included in the results of the assisted living communities are memory care living units. In the lifestyle services segment, we provide a comprehensive suite of rehabilitation and wellness services, including physical, occupational, speech and other specialized therapy services, in inpatient and outpatient clinics as well as home health and fitness services.

For the year ended December 31, 2021, we recognized $12.7 million of residential management fees related to the senior living communities and units that we previously managed for DHC, which have been transitioned to other operators or were closed pursuant to the Strategic Plan. For the year ended December 31, 2021, we recognized lifestyle services revenue of $11.2 million related to the inpatient rehabilitation clinics that have been or will be closed pursuant to the Strategic Plan. The information in the Key Statistical Data table below includes those communities, units and clinics in the results reported.

All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation, professional and general liability and certain automobile insurance programs.

Key Statistical Data For the Years Ended December 31, 2021 and 2020.

The following tables present a summary of our operations for the years ended December 31, 2021 and 2020 (dollars and visits in thousands, except RevPAR and RevPOR):

	Year ended December 31,		Increase/(Decrease)
	2021 (1)	2020 (1)	Amount	Percent
REVENUES
Lifestyle services	$68,014	$82,032	$(14,018)	(17.1)%
Residential	64,638	77,015	(12,377)	(16.1)%
Residential management fees	47,479	62,880	(15,401)	(24.5)%
Total management and operating revenues	180,131	221,927	(41,796)	(18.8)%
Reimbursed community-level costs incurred on behalf of managed communities	722,857	916,167	(193,310)	(21.1)%
Other reimbursed expenses	31,605	25,648	5,957	23.2%
Total revenues	934,593	1,163,742	(229,149)	(19.7)%

Other operating income	7,795	3,435	4,360	n/m

OPERATING EXPENSES
Lifestyle services expenses	59,322	66,853	(7,531)	(11.3)%
Residential wages and benefits	38,970	41,819	(2,849)	(6.8)%
Other residential operating expenses	30,311	28,116	2,195	7.8%
Community-level costs incurred on behalf of managed communities	722,857	916,167	(193,310)	(21.1)%
General and administrative	85,718	85,835	(117)	(0.1)%
Restructuring expenses	19,196	1,448	17,748	n/m
Depreciation and amortization	11,873	10,997	876	8.0%
Total operating expenses	968,247	1,151,235	(182,988)	(15.9)%

Operating (loss) income	(25,859)	15,942	(41,801)	n/m

Interest, dividend and other income	358	757	(399)	(52.7)%
Interest and other expense	(1,683)	(1,631)	(52)	3.2%
Unrealized gain on equity investments	730	480	250	52.1%
Realized gain on sale of debt and equity investments	218	425	(207)	(48.7)%
Loss on termination of leases	(3,278)	(22,899)	19,621	(85.7)%
Loss before income taxes and equity in losses of an investee	(29,514)	(6,926)	(22,588)	n/m
Provision for income taxes	(234)	(663)	429	(64.7)%
Equity in losses of an investee	(177)	—	(177)	100.0%
Net loss	$(29,925)	$(7,589)	$(22,336)	n/m

Owned and leased communities:
Number of communities (end of period)	20	24	(4)	(16.7)%
Number of living units (end of period)	2,100	2,302	(202)	(8.8)%
Month end occupancy at December 31,	72.7%	69.7%	300 bps	4.3%
Average occupancy	69.5%	76.4%	(690) bps	(9.0)%
RevPAR (2)	$2,440	$2,751	$(311)	(11.3)%
RevPOR (3)	$3,433	$3,541	$(108)	(3.0)%

Managed communities:
Number of communities (end of period)	121	228	(107)	(46.9)%
Number of living units (end of period)	18,005	26,969	(8,964)	(33.2)%
Month end occupancy at December 31,	74.8%	70.8%	400 bps	5.6%
Average occupancy	71.0%	77.2%	(620) bps	(8.0)%
RevPAR (2)	$3,108	$3,546	$(438)	(12.4)%
RevPOR (3)	$4,283	$4,515	$(232)	(5.1)%

Lifestyle services:
Average revenue per outpatient clinic	$272	$266	$6	2.3%
Number of visits at outpatient clinics	600	582	18	3.1%
Number of inpatient clinics (end of period)	10	37	(27)	(73.0)%
Number of outpatient clinics (end of period)	205	207	(2)	(1.0)%
Total clinics	215	244	(29)	(11.9)%
_______________________________________

n/m - not meaningful
(1)    The summary of operations includes (i) 107 senior living communities managed for DHC with approximately 7,400 units that were transitioned to new operators during the year ended December 31, 2021 and one senior living community with approximately 100 units that we manage for DHC that was closed in February 2022, (ii) 1,532 SNF units in 27 CCRCs that were closed during the year ended December 31, 2021 and are in the process of being repositioned that we will continue to manage for DHC, (iii) 27 Ageility inpatient rehabilitation clinics that were closed during the year ended December 31, 2021 and an additional ten Ageility inpatient rehabilitation clinics that are expected to be closed commencing in August 2022 as part of the Strategic Plan and (iv) 17 Ageility outpatient rehabilitation clinics, that were closed in December 2021 in senior livings communities that were transitioned to a new operator in 2021 or closed in February 2022. In addition, the summary of operations includes four leased communities with approximately 200 living units where the lease was terminated on September 30, 2021.
(2)    RevPAR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of available units for the period, divided by the number of months in the period. Amounts for the years ended December 31, 2021 and 2020 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act.
(3)    RevPOR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of occupied units for the period, divided by the number of months in the period. Amounts for the years ended December 31, 2021 and 2020 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act.

Comparable Communities and Clinics

Comparable communities and clinics (senior living communities and rehabilitation clinics that we have continually operated or managed since January 1, 2020, excluding those communities, units and clinics that have been transitioned to new operators or have been closed per the Strategic Plan as well as all four former leased communities, the lease for which was terminated on September 30, 2021) (dollars in thousands, except RevPOR and RevPAR):

	Year Ended December 31,		Increase/(Decrease)
	2021 (4)	2020 (4)	Amount	Percent
REVENUES
Lifestyle services	$49,485	$50,001	$(516)	(1.0)%
Residential	59,720	67,656	(7,936)	(11.7)%
Residential management fees	34,778	36,815	(2,037)	(5.5)%
Other operating income	6,980	2,348	4,632	n/m

OPERATING EXPENSES
Lifestyle services expenses	43,566	43,965	(399)	(0.9)%
Residential wages and benefits	36,293	38,258	(1,965)	(5.1)%
Other residential operating expenses	25,064	22,621	2,443	10.8%

Owned communities:
Number of communities (end of period)	20	20	—	—%
Number of living units (end of period) (1)	2,100	2,098	2	0.1%
Month end occupancy at December 31,	72.7%	70.2%	250 bps	3.6%
Average occupancy	69.9%	76.7%	(680) bps	(8.9)%
RevPAR (2)	$2,390	$2,676	$(286)	(10.7)%
RevPOR (3)	$3,344	$3,434	$(90)	(2.6)%

Managed communities:
Number of communities (end of period)	120	120	—	—%
Number of living units (end of period) (1)	17,899	17,910	(11)	(0.1)%
Month end occupancy at December 31,	75.2%	74.2%	100 bps	1.3%
Average occupancy	73.3%	80.7%	(740) bps	(9.2)%
RevPAR (2)	$2,961	$3,248	$(287)	(8.8)%
RevPOR (3)	$3,954	$3,961	$(7)	(0.2)%

Lifestyle services:
Average revenue per outpatient clinic	$293	$295	$(2)	(0.7)%
Number of visits at outpatient clinics	525	517	8	1.5%
Number of inpatient clinics (end of period)	—	—	—	—%
Number of outpatient clinics (end of period)	165	165	—	—%
Total clinics	165	165	—	—%
_______________________________________
n/m - not meaningful
(1)    Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(2)    RevPAR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of available units for the period, divided by the number of months in the period. Amounts for the years ended December 31, 2021 and 2020 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act.
(3)    RevPOR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of occupied units for the period, divided by the number of months in the period. Amounts for the years ended December 31, 2021 and 2020 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act.

(4)    The years ended December 31, 2021 and 2020 include data for 20 owned senior living communities, 120 managed senior living communities and 165 outpatient rehabilitation clinics that we have continuously owned or managed since January 1, 2020. Per the Strategic Plan the summary of operations for comparable communities and clinics excludes (i) 107 senior living communities managed for DHC with approximately 7,400 units that were transitioned to new operators in the year ended December 31, 2021 and one senior living community managed for DHC with approximately 100 units that was closed during February of 2022, (ii) 1,532 SNF units in 27 CCRCs that were closed during the year ended December 31, 2021 and are in the process of being repositioned that we will continue to manage for DHC, (iii) 27 Ageility inpatient rehabilitation clinics that were closed during the year ended December 31, 2021 and an additional ten Ageility inpatient rehabilitation clinics that are expected to be closed commencing in August 2022 as part of the Strategic Plan and (iv) 17 Ageility outpatient rehabilitation clinics that were closed in December 2021 in senior living communities that were transitioned to a new operator in 2021 or closed in February 2022. In addition, the comparable communities also excludes all four leased communities with approximately 200 living units where the lease was terminated on September 30, 2021.

Year Ended December 31, 2021, Compared to Year Ended December 31, 2020

The following is a discussion of our operating results for the year ended December 31, 2021, compared to the year ended December 31, 2020.

Lifestyle services revenue. The decrease in lifestyle services revenues is primarily due to a decrease in inpatient rehabilitation clinic revenues of $14.5 million and outpatient rehabilitation clinic revenues of $0.2 million. The reduction of inpatient rehabilitation clinic revenue is primarily associated with the closure of 27 inpatient rehabilitation clinics during the year ended December 31, 2021 in accordance with the Strategic Plan. Our fitness services continued to expand during the year and partially offset the declines from our inpatient rehabilitation clinic closures with an increase in revenue of $0.9 million, a 38.1% increase over the prior year. Fitness services revenue in the year ended December 31, 2021 represented 4.9% of total lifestyle services revenue, an increase from 2.9% in the prior year. We also realized the full year impact of 17 net new outpatient rehabilitation clinics opened during the year ended December 31, 2020 and the partial period impact of eight net new outpatient rehabilitation clinics opened during the three months ended March 31, 2021, three net new outpatient rehabilitation clinics opened during the three months ended June 30, 2021, and five net new outpatient rehabilitation clinics opened during the three months ended September 30, 2021. There was a decrease in lifestyle services revenues at our comparable clinics due to decreased revenue per visit in 2021.

Residential revenues. The decrease in residential revenues are primarily due to the decline in average occupancy from 76.4% for the year ended December 31, 2020 to 69.5% for the year ended December 31, 2021 caused by the Pandemic as move-out rates exceeded move-in rates. The decline in demand was due to the marketplace reluctance to relocate to senior living communities during the Pandemic. In addition, the decrease in residential revenue is due to the termination of a lease for four communities on September 30, 2021, the discontinuation of these four communities resulted in a decrease in revenue of $1.9 million. In addition, one of our leased communities was out of service due to a fire on April 4, 2021, which resulted in a decline in revenue attributable to that community of $0.8 million. The decrease in residential revenues at our comparable communities are primarily due to the decline in average occupancy from 76.7% for the year ended December 31, 2020 to 69.9% for the year ended December 31, 2021 caused by the Pandemic.

Residential management fees. The decrease in residential management fees is due to declines in gross revenues at the senior living communities we manage, primarily caused by a decrease in occupancy rates caused by the ongoing impacts of the Pandemic and the transitioning of the management of approximately 7,400 living units to new operators and the closure of approximately 1,500 SNF units in the year ended December 31, 2021. The ongoing impacts of the Pandemic resulted in a decline in average occupancy at our managed communities from 77.2% for the year ended December 31, 2020 to 71.0% for the year ended December 31, 2021. The transitioning of the management of approximately 7,400 living units to new operators resulted in a decrease in residential management fees of $5.3 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The closure of approximately 1,500 SNF units resulted in a decrease in residential management fees of $3.6 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. In addition, revenue declines were impacted by the nine senior living communities sold and seven senior living communities closed by DHC in 2020 that we previously managed, which reduced residential management fees by $2.7 million from the year ended December 31, 2020. The decrease in residential management fees at our comparable senior living communities was primarily due to the decline in gross revenues at the senior living communities we manage caused by Pandemic related declines in average occupancy in the 2021 period, partially offset by an increase in residential construction management fees we earn on construction projects we manage.

Reimbursed community-level costs incurred on behalf of managed communities. The decrease in reimbursed community-level costs incurred on behalf of managed communities was primarily due to the transitioning of the management of approximately 7,400 living units to new operators in the year ended December 31, 2021 and the closure of approximately 1,500 SNF units in the year ended December 31, 2021 as well as nine senior living communities sold and seven senior living communities closed in 2020. Additionally, there was an overall reduction in community-level costs incurred at the senior living communities we continue to manage as other operating expenses such as wages and dietary costs were impacted by continued

occupancy declines due to the Pandemic. These reductions were offset, in part, by increases in repairs and maintenance, marketing, resident activities and health insurance.

Other reimbursed expenses. Other reimbursed expenses represent reimbursements that arise from certain centralized services we provide pursuant to our management agreements with DHC. The increase in other reimbursed expenses was due to reimbursements related to restructuring expenses in the year ended December 31, 2021 of $13.3 million which was partially offset by a decrease in expenses that are reimbursable.

Other operating income. Other operating income represents funds received and recognized under the Provider Relief Fund of the CARES Act General Fund Distribution. The increase in other operating income for the year ended December 31, 2021 was due to the increase in Cares Act funds received.

Lifestyle services expenses. The decrease in lifestyle services expenses is primarily due to the closure of 27 inpatient rehabilitation clinics throughout the year ended December 31, 2021 in accordance with the Strategic Plan. This was partially offset by the growth of fitness services, home health visits and other expanded outpatient services as well as an increase in wages in outpatient rehabilitation clinics due to current market conditions. We also realized the full year impact of 17 net new outpatient rehabilitation clinics opened during the year ended December 31, 2020 and the partial period impact of eight net new outpatient rehabilitation clinics opened during the three months ended March 31, 2021, three net new outpatient rehabilitation clinics opened during the three months ended June 30, 2021, and five net outpatient rehabilitation clinics opened during the three months ended September 30, 2021. The decrease in lifestyle services expenses at our comparable clinics was consistent with the decrease in lifestyle services revenue for comparable clinics during the year ended December 31, 2021.

Residential wages and benefits. The decrease in residential wages and benefits is primarily due to decreased costs in the current year for medical insurance and workers compensation costs as well as the termination of a lease for four communities on September 30, 2021, which resulted in a decrease in senior living wages and benefits of $1.1 million. This was partially offset by an increase in labor costs due to market conditions. The decrease in residential living wages and benefits at our comparable communities is primarily due to decreased costs in 2021 for medical insurance and workers compensation costs.

Other residential operating expenses. Other residential operating expenses are comprised of utilities, housekeeping, dietary, repairs and maintenance, insurance and other community-level costs. The increase in other residential operating expenses is primarily due to increased self-insurance obligations and increased costs related to COVID-19 testing supplies, disposable food supplies, infectious disease prevention cleaning, sanitation and labor as a result of the on-going response to the COVID-19 pandemic. In addition, in 2021, we recognized a $0.9 million long lived asset impairment related to a community that was damaged by a fire. The increase in other residential operating expenses at our comparable communities is primarily due to costs associated with our self-insurance obligations as well as increases in repairs and maintenance costs to reinvest in our communities and marketing efforts to meet lead volume demand.

General and administrative. The slight decrease in general and administrative expenses was primarily attributable to lower corporate wages and benefits due to reduced corporate headcount of approximately 30% in connection with the Strategic Plan and lower expenses for services performed by RMR LLC due to a decrease in revenues to which those fees are related to. This was partially offset by an increase in marketing expenses and professional fees as we focused on growth of our core business to rebound from the Pandemic as well as investments in shared services infrastructure as part of the Evolve phase of our Strategic Plan.

Restructuring expenses. The increase was primarily due to severance and retention costs related to the Strategic Plan to align our organization following completion of our Reposition phase of our Strategic Plan, of which $13.3 million was reimbursed by DHC and included in other reimbursed expenses.

Depreciation and amortization. The increase in depreciation and amortization is primarily due to amortization expense incurred on our equipment finance lease, which was entered into during the fourth quarter of 2020.

Interest, dividend and other income. The decrease in interest, dividend and other income is primarily due to decreased amounts of interest earned primarily on our debt and equity investments due to declines in interest rates during 2021.

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

Loss on termination of leases. Loss on termination of leases for the year ended December 31, 2021 represents a $3.3 million loss on the lease termination for four communities. These costs include a $3.1 million lease termination fee, the write off of the remaining net assets at the communities including property and equipment and the remaining right of use assets, less the remaining recorded lease liability and the remaining obligations under the insurance deductible for a fire that occurred at one of the four leased communities. Loss on termination of leases in the year ended December 31, 2020 represents the excess of the fair value of the share issuances of $97.9 million compared to the consideration of $75.0 million paid by DHC.

Provision for income taxes. For the years ended December 31, 2021 and 2020, we recognized a provision for income taxes of $0.2 million and $0.7 million, respectively. The provision for income taxes for the year ended December 31, 2021 represents state income taxes, including current period expenses and utilization of a deferred tax credit. The provision for income taxes for the year ended December 31, 2020 represents state income taxes, including current period expenses and the addition of a state valuation allowance, partially offset by a federal benefit for alternative minimum tax, or AMT, credits. For additional information regarding our taxes, see Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Concentration of Risk - Revenues

For the year ended December 31, 2021, 26.4% of our management and operating revenues was comprised of residential management fees from senior living communities we managed for DHC. DHC is the sole source of our residential management fees. We expect to continue to be dependent on revenues from the management of senior living communities owned by DHC for the foreseeable future. In the year ended December 31, 2021, as part of the Strategic Plan, we transitioned 107 senior living communities we managed for DHC to new operators and we closed one senior living community that we manage on behalf of DHC in February 2022. After the transitions and closure, we will continue to manage 120 senior living communities for DHC. Failure of DHC to continue to own these senior living communities in the future, or DHC's termination of a significant number of the management agreements, could significantly impact our business. For additional information about our management arrangements with DHC, see "restructuring transactions with DHC“ included in Part I, Item I, Properties—Our Leases and Management Agreements with DHC” included in Part I, Item 2, and “—Liquidity and Capital Resources—Related Person Transactions” included in Part II, Item 7, of this Annual Report on Form 10-K and Notes 1 and 10 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Medicare and Medicaid programs provide operating revenues for certain of our former SNF units and our lifestyle services. We derived approximately 4.6% and 3.6% of our consolidated revenues from these government-funded programs during the years ended December 31, 2021 and 2020, respectively. Revenues from Medicare programs totaled $41.5 million and $40.5 million during the years ended December 31, 2021 and 2020, respectively. Revenues from Medicaid programs totaled $1.2 million and $1.4 million during the years ended December 31, 2021 and 2020, respectively. Following the repositioning of our residential services, the concentration of revenues derived from Medicare and Medicaid will principally be earned in connection with our lifestyle services.

We cannot currently predict the type or magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on us or DHC of the possible failure of these programs to increase rates to match increasing expenses, but they may be adverse and material to our operations and to our future financial results of operations as well as those of DHC. Similarly, we are unable to predict the impact on us of the insurance changes, payment changes and healthcare delivery systems changes contained in and to be developed pursuant to the ACA. If the changes implemented under the ACA result in reduced payments for our services, or the failure of Medicare, Medicaid or insurance payment rates to cover our costs or the costs borne by DHC of providing required services to residents, our future financial results could be materially and adversely affected. Finally, to the extent the ACA is repealed, replaced or modified, additional regulatory risks may arise. Depending upon what aspects of the ACA are repealed, replaced or modified, our future financial results could be adversely and materially affected.

For more information regarding government regulation and its possible impact on us and our business, revenues and operations, see “Business—Government Regulation and Reimbursement” in Part I, Item 1 of this Annual Report on Form 10-K.

Liquidity and Capital Resources

We require cash to fund our operating expenses, to make capital expenditures and to service our debt obligations. As of December 31, 2021, we had $67.0 million of unrestricted cash and cash equivalents. As of December 31, 2021, our restricted cash and cash equivalents included $22.9 million of bank term deposits in our captive insurance company. On January 27, 2022, we closed on a $95.0 million Loan, $63.0 million of which was funded upon effectiveness of the Credit Agreement, including approximately $3.2 million in closing costs. For more information about the Loan, see “Business—Financing Sources” in Part I, Item 1 of this Annual Report on Form 10-K and Notes 9 and 20 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

As of December 31, 2021 and December 31, 2020, we had current assets of $186.8 million and $262.3 million, respectively, and current liabilities of $140.9 million and $177.9 million, respectively.

On January 1, 2020, in connection with the restructuring of our business arrangements with DHC, we issued 10,268,158 of our common shares to DHC and an aggregate of 16,118,849 of our common shares to DHC’s shareholders of record as of December 13, 2019. DHC provided to us $75.0 million by assuming certain of our working capital liabilities and through cash payments as consideration for the share issuances.

The following table presents selected data on our continuing operations from our consolidated statement of cash flows for the periods presented (dollars in thousands):

	Year Ended December 31,
Net cash provided by (used in):	2021	2020	$ Change	% Change
Operating Activities	$(7,573)	$51,381	$(58,954)	n/m
Investing Activities	(7,650)	2,243	(9,893)	n/m
Financing Activities	(1,435)	(1,006)	(429)	42.6%
(Decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(16,658)	52,618	(69,276)	n/m
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	109,597	56,979	52,618	92.3%
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$92,939	$109,597	$(16,658)	(15.2)%
_______________________________________
n/m - not meaningful

Operating Activities

The decrease in cash flows provided by operating activities for the year ended December 31, 2021 compared to the same period in 2020 is primarily due to payment of $27.6 million of deferred employer payroll taxes and an increase in net loss of $22.3 million, partially offset by $22.2 million of deferred employer payroll taxes reimbursed by DHC.

Investing Activities

Cash flows used in investing activities for the year ended December 31, 2021, increased as compared to the same period in 2020 primarily due to increased investments of property and equipment of $4.0 million for owned communities and shared services infrastructure as part of the Evolve phase of the Strategic Plan and a decrease in proceeds from the sale of property and equipment to DHC of $2.7 million.

Financing Activities

The increase in net cash used in financing activities for the year ended December 31, 2021, compared to the same period in 2020 is primarily due to repayments of finance lease principal in the current period partially offset by costs incurred in 2020 related to the issuance of common stock in the prior year.

Capital Expenditures

During the year ended December 31, 2021, we invested $13.2 million primarily in our owned senior living communities and rehabilitation services clinics as well as shared services infrastructure as part of the Evolve phase of the Strategic Plan. During the year ended December 31, 2020, we invested $4.5 million primarily in our owned and leased senior living communities and rehabilitation services clinics. DHC funds the capital expenditures at the senior living communities we manage for DHC pursuant to our management agreements with DHC.

Pandemic Liquidity Impact

Our liquidity and capital funding requirements depend on numerous factors, including our operating results, our capital expenditures to the extent not funded by DHC pursuant to our management agreements with DHC, general economic conditions and the cost of capital. Shortfalls in cash flows from operating results or other principal sources of liquidity may have an adverse impact on our ability to execute our strategy or to maintain appropriate capital spending levels. We believe we have adequate financial resources from our existing cash flows from operations, together with unrestricted cash on hand and amounts available under our Loan, to support our business for at least the next twelve months.

We are closely monitoring the effect of the Pandemic on our liquidity. We currently expect to use cash on hand and cash flows from operations as well as our Loan to fund our future operations and capital expenditures, to the extent not funded or reimbursed by DHC pursuant to our management agreements with DHC, and fixed debt obligations, as well as investments in diversifying our service offerings to diversify our revenue sources. DHC funds the operating and capital expenses for the senior living communities we manage for DHC. We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities, but we cannot be certain that we will be able to successfully carry out this intention, particularly because of the uncertainty surrounding the duration and severity of the current economic impact resulting from the Pandemic. A long, protracted and extensive decline in economic conditions or adverse market conditions in the senior living industry may cause a decline in financing availability and increased costs for financings.

Insurance

Increases over time in the cost of insurance, especially professional and general liability insurance, workers’ compensation and employee health insurance, have had an adverse impact upon our results of operations. We self-insure a large portion of these costs. We also self-insure for auto insurance. Our costs have increased as a result of the higher costs that we incur to settle claims and to purchase insurance for claims in excess of the self-insured amounts, some of which related to the senior living communities we manage on behalf of DHC and are reimbursed to us by DHC pursuant to our management agreements with DHC. Further, our health insurance and workers compensation costs have increased as a result of the Pandemic, as well as team members now pursuing elective procedures that had been deferred or they were not able to obtain during the Pandemic. These increased costs may continue in the future. We also have purchased property insurance coverage under DHC's policy with unrelated third party insurance providers. On April 4, 2021, one of the communities that we leased had a fire which caused extensive damage and the residents of the community to be relocated. We had insurance on this community with a deductible of $1.0 million. Insurance proceeds received for property damages to the previously leased community caused by the fire were subsequently transferred to PEAK.

For more information about our existing insurance see “Business—Insurance” in Part I, Item 1 of this Annual Report on Form 10-K and Notes 2 and 16 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. For more information about our purchased property insurance coverage under DHC's policy, see Note 15 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

At December 31, 2021, we had two irrevocable standby letters of credit outstanding, totaling $26.9 million. One of these letters of credit in the amount of $26.9 million, which secures our workers' compensation insurance program, is collateralized by approximately $22.9 million of cash equivalents and $4.6 million of debt and equity investments. This letter of credit expires in June 2022 and is automatically extended for one-year terms unless notice of nonrenewal is provided prior to the end of the applicable term. At December 31, 2021, the cash equivalents collateralizing this letter of credit were classified as short-term restricted cash and cash equivalents in our consolidated balance sheets, and the debt and equity investments collateralizing this letter of credit are classified as short-term restricted debt and equity investments in our consolidated balance sheets. The remaining one irrevocable standby letters of credit outstanding at December 31, 2021, totaling $0.1 million, which was issued under the Credit Facility, secure certain of our other obligations. This letter of credit was terminated when we replaced the Credit Facility with the Loan.

Debt Financings and Covenants

We had a $65.0 million Credit Facility that was available for general business purposes. The Loan that we obtained on January 27, 2022 replaced the Credit Facility which was scheduled to expire on June 12, 2022. No borrowings were outstanding under the Credit Facility at the time we entered into the Credit Agreement. We were required to pay interest on borrowings under our Credit Facility at a rate of LIBOR plus a premium of 250 basis points per annum; or at a base rate, as defined in the credit agreement, plus 150 basis points per annum. The annual interest rate options as of December 31, 2021 were 2.60% and

4.75%, respectively. We were also required to pay a quarterly commitment fee of 0.35% per annum on the unused portion of the available capacity under our Credit Facility. No principal repayment was due until maturity.

Our Credit Facility was secured by 11 senior living communities we own with a combined 1,237 living units owned by certain of our subsidiaries that guarantee our obligations under our Credit Facility. Our Credit Facility was also secured by these senior living communities' accounts receivable and related collateral. The amount of available borrowings under our Credit Facility was subject to our having qualified collateral, which was primarily based on the value and operating performance of the communities securing our obligations under our Credit Facility. Our Credit Facility provided for acceleration of payment of all amounts outstanding under our Credit Facility upon the occurrence and continuation of certain events of default, including a change of control of us, as defined in our credit agreement. Our credit agreement contained financial and other covenants, including those that restrict our ability to pay dividends or make other distributions to our shareholders in certain circumstances.

At December 31, 2021, we had two irrevocable standby letters of credit outstanding, totaling $26.9 million. One of these letters of credit in the amount of $26.9 million, which secures our workers' compensation insurance program, is collateralized by approximately $22.9 million of cash equivalents and $4.6 million of debt and equity investments. This letter of credit expires in June 2022 and is automatically extended for one-year terms unless notice of nonrenewal is provided prior to the end of the applicable term. At December 31, 2021, the cash equivalents collateralizing this letter of credit are classified as short-term restricted cash and cash equivalents in our consolidated balance sheets, and the debt and equity investments collateralizing this letter of credit are classified as short-term restricted debt and equity investments in our consolidated balance sheets. The remaining one irrevocable standby letters of credit outstanding at December 31, 2021, totaling $0.1 million, which were issued under the Credit Facility, secured certain of our other obligations. This letter of credit was terminated when we replaced the Credit Facility with the Loan.

On January 27, 2022, certain of our subsidiaries entered into the Credit Agreement with MidCap. Under the terms of the Credit Agreement, we closed on a $95.0 million Loan, $63.0 million of which was funded upon effectiveness of the Credit Agreement, including approximately $3.2 million in closing costs. The remaining proceeds include $12.0 million for capital improvements and an opportunity for another $20.0 million that is available to us upon achieving certain financial thresholds. Certain subsidiaries of the Company are borrowers under the Credit Agreement and the Company and one of its subsidiaries provided a payment guarantee of up to $40.0 million of the obligations under the Credit Agreement as well as standard non-recourse carve-outs. The guaranty is evidenced by the Guaranty Agreement, made by the Company and one of its subsidiaries in favor of MidCap. Pursuant to the Guaranty Agreement, the Company's subsidiary granted MidCap a security interest on all of the assets of the subsidiary. The Guaranty Agreement requires the Company and its subsidiary to comply with various covenants, including restricting the Company's ability to make distributions to shareholders. The Loan is secured by real estate mortgages on 14 senior living communities owned by the borrowers, the borrowers' assets and certain related collateral. The maturity date of the Loan is January 27, 2025. Subject to the payment of an extension fee and meeting certain other conditions the Company may elect to extend the stated maturity date of the Loan for two one-year periods. We are required to pay interest on outstanding amounts at base rate of SOFR (subject to a minimum base rate of 50 basis points) plus 450 basis points. The Credit Agreement requires interest only payments for the first two years and requires customary mandatory prepayment of the Loan on account of certain events of default. Voluntary prepayments made within 18 months of the effective date of the Loan will be subject to a prepayment fee, but the Loan may thereafter be voluntarily prepaid without premium or penalty. The Company will be required to pay an exit fee upon any prepayment of the Loan, which would be in addition to any prepayment fee that may be payable. The Loan provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, including a change of control of the Company, as defined in the Credit Agreement. The Credit Agreement also contains a number of financial and other covenants including covenants that restrict the borrowers' ability to incur indebtedness or to pay or make distributions under certain circumstances and requires the Company to maintain certain financial ratios. The Credit Agreement also contains certain customary representations and warranties and reporting obligations. For more information about the Term Loan, see Notes 9 and 20 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

We also have a mortgage note as of December 31, 2021, that we assumed in connection with a previous acquisition of a senior living community. Payments of principal and interest are due monthly under this mortgage debt until maturity in September 2032. The annual interest rate on this mortgage debt was 6.20% as of December 31, 2021.

As of December 31, 2021, we had no borrowings outstanding under our Credit Facility, $0.1 million in letters of credit issued under our Credit Facility, $10.8 million available for borrowing under our Credit Facility, and $6.8 million outstanding on the mortgage note. As of December 31, 2021, we believe we were in compliance with all applicable covenants under our debt agreements.

For more information regarding our debt financings and covenants, see Notes 9 and 20 to our Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

Related Person Transactions

We have relationships and historical and continuing transactions with DHC, RMR LLC, ABP Trust and others related to them. For further information about these and other such relationships and related person transactions, see Notes 10, 14 and 15 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC, including our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2021. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements”, Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

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

Debt Investments

We routinely evaluate our available for sale debt investments to determine if they have been impaired. If the fair value of a debt investment is less than its book or carrying value, and we expect that situation to continue for more than a temporary period, we will record an “other than temporary impairment” loss in our consolidated statements of operations. We evaluate the fair value of our available for sale debt investments by reviewing each debt investment’s current market price, the ratings of the investment, the financial condition of the issuer, and our intent and ability to retain the investment during temporary market price fluctuations or until maturity. In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the investment is below the investment’s cost basis for an extended period, which we typically define as greater than twelve months. However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the investment is historically volatile. Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not meet the criteria described above, such as if we plan to sell the investment in the near term and the fair value is below our cost basis. When we believe that a change in fair value of a debt investment is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses. When we determine that impairment in the fair value of a debt investment is an “other than temporary impairment”, we record a charge to earnings. We did not record an impairment charge for the years ended December 31, 2021 or 2020 for our debt investments.

Compliance and Litigation Matters

As a result of our routine monitoring protocols that are a part of our compliance program related to our Medicare billing practices, we discovered potentially inadequate documentation at a SNF that we managed on behalf of DHC. This monitoring was not initiated in response to any specific complaint or allegation, but was monitoring of the type that we periodically undertake to test compliance with applicable Medicare billing rules. As a result of this discovery, we, along with DHC, made a voluntary disclosure of deficiencies to the Office of the Inspector General, or OIG, pursuant to the OIG’s Provider Self-Disclosure Protocol. We and DHC entered into a settlement agreement with the OIG effective January 5, 2021 and the settlement was paid by DHC. We and DHC did not admit any liability pursuant to this settlement. We recognized $0.1 million during the year ended December 31, 2020 as a reduction in residential management fees from DHC for the residential management fees that were previously paid to us with respect to the historical Medicare payments DHC received that it repaid pursuant to the settlement.

In July 2021, we became aware of a potential issue with respect to completion of a form at one of the SNFs we previously managed for DHC. As a result of this discovery, we have made a voluntary self-disclosure to HHS, the OIG, pursuant to the OIG's Provider Self-Disclosure Protocol. We submitted our initial disclosure to the OIG in January 2022 and we have recorded expenses for costs we incurred or expect to incur, including estimated OIG imposed penalties, as a result of this matter totaling $0.2 million to general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2021, all of which is accrued and not paid at December 31, 2021.

For information regarding other litigation matters, see Note 13 to our consolidated financial statements, entitled "Commitments and Contingencies," to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. The preparation of our financial statements requires our management to make certain critical accounting estimates and judgments that impact (1) revenue recognition, including contractual allowances, (2) long lived asset recoverability, (3) self-insurance reserves and (4) our judgments and estimates concerning our provision for income taxes or valuation allowance related to deferred tax assets. We consider them to be critical because of their significance to our financial statements and the possibility that future events may cause differences from current judgment or because the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to test their reasonableness. Although actual amounts likely differ from such estimated amounts, we believe such differences are not likely to be material.

Revenue Recognition. Our revenue recognition policies involve judgments about Medicare and Medicaid rate calculations. These judgments are based principally upon our experience with these programs and our knowledge of current rules and regulations applicable to these programs. Our principal sources of revenue are lifestyle services revenue, residential management fees, residential revenues and reimbursed costs incurred pursuant to our management and pooling agreements.

We recognize revenues when services are provided, and these amounts are reported at their estimated net realizable amounts. Some Medicare and Medicaid revenues are subject to audit and retroactive adjustment and sometimes retroactive legislative changes. See “Revenue Recognition” in Note 2 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for a detailed discussion of our revenue recognition policies and our contractual allowances.

Long-Lived Asset Recoverability. We regularly evaluate our properties for indicators of impairment. Impairment indicators may include declining resident occupancy, weak or declining profitability from the property, decreasing cash flows, our decision to dispose of a property before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. The future cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. If we misjudge or estimate incorrectly or if future operations, market or industry factors differ from our expectations we may record an impairment charge that is inappropriate or fail to record a charge when we should have done so, or the amount of any such charges may be inaccurate.

Self-Insurance Reserves. Determining reserves for casualty, liability, workers’ compensation and healthcare losses and costs that we have incurred as of the end of a reporting period involves significant judgments based upon our experience and our expectations of future events, including projected settlements for pending claims, known incidents which we expect may result in claims, estimates of incurred but not yet reported claims, expected changes in premiums for insurance provided by insurers whose policies provide for retroactive adjustments, estimated litigation costs and other factors. Since these reserves are based on estimates, the actual expenses we incur may differ from the amount reserved. We regularly adjust these estimates to reflect changes in the foregoing factors, our actual claims experience, recommendations from our professional consultants, changes in market conditions and other factors; it is possible that such adjustments may be material.

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

We established a valuation allowance against our deferred tax assets that we have determined to be not realizable. The decision to establish the valuation allowance includes our assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. An important aspect of objective negative evidence evaluated includes the losses incurred by us in recent years. This objective negative evidence is difficult to overcome and would require a substantial amount of objectively verifiable positive evidence of future income to support the realization of our deferred tax assets. For these reasons, we have recorded a valuation allowance against the majority of our net deferred tax assets as of December 31, 2021 and 2020.

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

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on this assessment, our management believes that, as of December 31, 2021, our internal control over financial reporting is effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2021 Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, has issued an attestation report on our internal controls over financial reporting. Its report appears elsewhere herein.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have a code of business conduct and ethics that applies to our Directors, officers and employees and RMR, its officers and employees and its parent's and subsidiaries directors, officers and employees. Our code of business conduct and ethics is posted on our website, www.alerislife.com. A printed copy of our code of business conduct and ethics is also available, free of charge, to any person who requests a copy by writing to our Secretary, AlerisLife Inc., Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634. We intend to disclose any amendments to or waivers of our code of business conduct and ethics applicable to our principal executive officer, principal financial officer and principal accounting officer (or any person performing similar functions) on our website.

The remainder of the information required by Item 10 of Form 10-K is incorporated by reference to our definitive Proxy Statement.

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K is incorporated by reference to our definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

We may award common shares to our officers and employees and to employees of RMR LLC under our 2014 Equity Compensation Plan, or the 2014 Plan. In addition, each of our Directors receives common shares as part of his or her annual compensation for serving as a Director and such shares are awarded under the 2014 Plan. The terms of awards made under the 2014 Plan are determined by the Compensation Committee of our Board at the time of the awards. The following table is as of December 31, 2021:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted‑Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders—2014 Plan	None	None	1,392,470	(1)
Equity compensation plans not approved by securityholders	None	None	None
Total	None	None	1,392,470	(1)
_______________________________________
(1)    Consists of common shares available for issuance pursuant to the terms of the 2014 Plan. Share awards that are forfeited will be added to the common shares available for issuance under the 2014 Plan.

Payments by us to RMR LLC employees are described in Notes 12 and 15 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 of Form 10-K is incorporated by reference to our definitive Proxy Statement.

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
(b)    Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	File Number	Filing Date	Filed Herewith

3.1	Composite Copy of Articles of Amendment and Restatement, dated December 5, 2001, as amended to date.	10-Q	3.1	001-16817	11/6/2019
3.2	Amended and Restated Bylaws of the Company, adopted March 3, 2017.	10-K	3.6	001-16817	3/3/2017
3.3	Articles of Amendment, dated January 25, 2022	8-K	3.1	001-16817	1/31/2022
3.4	Amended and Restated Bylaws of the Company dated January 25, 2022	8-K	3.4	001-16817	1/31/2022
4.1	Form of Common Stock Certificate.	10-Q	4.1	001-16817	11/6/2019
4.2	Consent, Standstill, Registration Rights and Lock-Up Agreement, dated October 2, 2016, among the Company, ABP Trust, ABP Acquisition LLC, Barry M. Portnoy and Adam D. Portnoy.	8-K	10.1	001-16817	10/6/2016
4.3	Description of Securities.	10-K	4.3	001-16817	3/2/2020
10.1	Five Star Senior Living Inc. Amended and Restated 2014 Equity Compensation Plan.(+)	8-K	10.1	001-16817	6/9/2020
10.2	Form of Restricted Share Agreement.(+)	10-Q	10.5	001-16817	4/16/2014
10.3	Form of Share Award Agreement.(+) (for share grants under the Company's 2014 Equity Compensation Plan prior to December 14, 2020)	10-K	10.5	001-16817	3/3/2017
10.4	Form of Share Award Agreement.(+) (for share grants under the Company’s 2014 Equity Compensation Plan on and after December 14, 2020)	10-K	10.4	001-16817	2/25/2021
10.5	Five Star Senior Living Inc. Nonqualified Deferred Compensation Plan.(+)	8-K	10.1	001-16817	5/21/2018
10.6	Form of Indemnification Agreement.(+)	10-K	10.5	001-16817	3/2/2020
10.7	Summary of Director Compensation.(+)	8-K	10.2	001-16817	6/9/2020
10.8	Second Amended and Restated Credit Agreement, dated as of June 12, 2019, among the Company, the Guarantors party thereto, Citibank, N.A. and the other parties thereto.	8-K	10.1	001-16817	6/13/2019

10.9	Transaction Agreement, dated December 7, 2001, among Diversified Healthcare Trust (f/k/a Senior Housing Properties Trust), certain subsidiaries of Diversified Healthcare Trust, the Company, certain subsidiaries of the Company, FSQ, Inc., Service Properties Trust (f/k/a Hospitality Properties Trust), Equity Commonwealth (f/k/a HRPT Properties Trust) and The RMR Group LLC (f/k/a Reit Management & Research LLC).	8-K	10.1	001-16817	12/13/2001
10.10	Transaction Agreement, dated as of April 1, 2019, between the Company and Diversified Healthcare Trust.	8-K	10.1	001-16817	4/5/2019
10.11	Omnibus Agreement, dated as of January 1, 2020, among the Company, FVE Managers, Inc. and certain subsidiaries of Diversified Healthcare Trust.	10-K	10.10	001-16817	3/2/2020
10.12	Guaranty Agreement, dated as of January 1, 2020, by the Company for the benefit of certain subsidiaries of Diversified Healthcare Trust.	10-K	10.11	001-16817	3/2/2020
10.13	Registration Rights Agreement, dated as of August 4, 2009, between the Company and Diversified Healthcare Trust.	10-Q	10.3	001-16817	8/10/2009
10.14	Amended and Restated Business Management and Shared Services Agreement, dated as of March 16, 2015, between the Company and The RMR Group LLC.(+)	10-K	10.52	001-16817	3/16/2015
10.15	Credit and Security Agreement, dated January 27, 2022, among certain subsidiaries of AlerisLife Inc., MidCap Funding VIII Trust, as administrative agent, the lenders from time to time party thereto	8-K	10.1	001-16817	1/31/2022
10.16	Guaranty and Security Agreement, dated January xx, 2022, by AlerisLife, Inc. and Five Star Senior Rehabilitation and Wellness Services, LLC in favor of MidCap Funding VIII Trust	8-K	10.2	001-16817	1/31/2022
21.1	Subsidiaries of the Company.					X
23.1	Consent of Deloitte & Touche LLP					X
23.2	Consent of RSM US LLP.					X
31.1	Rule 13a-14(a) Certification.					X
31.2	Rule 13a-14(a) Certification.					X
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.					X
99.1	Representative form of Management Agreement, dated as of January 1, 2020.	10-K	99.1	001-16817	3/2/2020
99.2	Lease Agreement, dated as of May 12, 2011, between 400 Centre Street LLC and the Company.	8-K	99.1	001-16817	5/13/2011
99.3	First Amendment to Lease, dated as of December 23, 2014, between 400 Centre Street LLC and the Company.	10-K	99.14	001-16817	3/16/2015
99.4	Second Amendment to Lease, dated as of February 24, 2021, between ABP Borrower Inc. (as successor to 400 Centre Street LLC) and the Company.	10-K	99.4	001-16817	2/25/2021
99.5	Amended and Restated Reimbursement Agreement, dated May 1, 2012, among The RMR Group LLC, TravelCenters of America LLC and the Company.	10-Q	99.1	001-16817	8/1/2012
99.6	Management Agreement, dated as of August 31, 2012, between FVE Managers, Inc., as Manager, and D&R Yonkers LLC, as Licensee.	10-Q	99.2	001-16817	10/30/2012
99.7	First Amendment to Management Agreement, dated as of August 31, 2012, between FVE Managers, Inc., as Manager, and D&R Yonkers LLC, as Licensee.	10-K	99.25	001-16817	3/16/2015

99.8	Amended and Restated Shareholders Agreement, dated May 21, 2012, among Affiliates Insurance Company, the Company, Service Properties Trust, Diversified Healthcare Trust, TravelCenters of America Inc. (f/k/a TravelCenters of America LLC), ABP Trust (as successor to The RMR Group LLC), Office Properties Income Trust (f/k/a Government Properties Income Trust) and Industrial Logistics Properties Trust (as successor to Select Income REIT).	10-Q	10.1	001-16817	8/1/2012
99.9	FedEx Pricing Agreement, dated June 17, 2015, among the Company, TA Operating LLC, Sonesta International Hotels Corporation and The RMR Group LLC.	10-Q	99.1	001-16817	8/10/2015
99.10	Third amendment to lease, dated January 10, 2022 between ABP Borrower Inc (as successor to 400 Centre St LLC) and the Company					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Taxonomy Extension Label Linkbase Document.					X
101.PRE	Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X
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

Item 16. Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of AlerisLife Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AlerisLife Inc. (the "Company") (formerly known as Five Star Senior Living Inc.) as of December 31, 2021, the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows, for the year ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated, February 23 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Self-Insurance Reserves - Refer to Notes 2 and 16 to the consolidated financial statements

Critical Audit Matter Description

The Company is partially self-insured up to certain limits for workers’ compensation, professional and general liability, and automobile claims. The Company fully self-insures all health-related claims for covered employees. The Company’s recorded self-insurance reserves represent the projected settlement value of reported and unreported claims. The Company’s determination of reserves for casualty, liability, workers’ compensation and healthcare losses and costs that have been incurred involves significant judgment based on the Company’s past experience, expectations of future events, known incidents that may result in claims, estimates of incurred but not reported claims, expected changes in premiums for insurance provided by insurers whose policies provide for retroactive adjustments, estimated litigation costs and other factors, and are established using actuarial methods followed in the insurance industry. The Company’s recorded self-insurance reserves were $73.1 million as of December 31, 2021 and are included in accrued compensation and benefits and accrued self-insurance obligations in the accompanying consolidated balance sheet.

We identified self-insurance reserves as a critical audit matter because estimating the reserves for claims is complex and involves significant estimation by management. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether self-insurance reserves were appropriately recorded as of December 31, 2021.

1

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to self-insurance reserves included the following, among others:

•We tested the effectiveness of controls related to self-insurance reserves, including those related to management’s review of the completeness and accuracy of data inputs used in the actuarial methods and analysis and management’s review of the of the actuarial assumptions and reserve calculations over the projected settlement value of reported and unreported claims.

•We evaluated the methods and assumptions used by management to estimate the self-insurance reserves by:

◦Reading the Company’s insurance policies and comparing the coverage and terms to the assumptions used by management,

◦Testing the underlying workers’ compensation, professional and general liability claims data that served as the basis for the actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were accurate and complete, and

◦Evaluating whether changes to the reserves for known claims were being recognized timely based on the underlying available data and current estimates.

•With the assistance of our actuarial specialists, we:

◦Evaluated the methodologies used and the significant actuarial assumptions discussed above, and

◦Developed a range of independent estimates of the self-insurance reserves, including loss data and industry claim development factors, and compared the range of independent estimates to management’s estimates.

Long-Lived Asset Recoverability — Refer to Notes 2 and 5 to the consolidated financial statements

The Company’s investments in property assets are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of a property asset may not be recoverable. Impairment indicators may include declining resident occupancy, weak or declining profitability from the property, decreasing cash flows or liquidity, the Company’s decision to dispose of an asset before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of an asset. If indicators of impairment are identified for any property asset, the Company evaluates the recoverability of that asset by comparing undiscounted future cash flows expected to be generated by the asset over the Company’s expected remaining hold period to the respective carrying amount. The Company’s undiscounted future cash flows analysis requires management to make significant estimates and assumptions related to expected remaining hold periods, market rents, and terminal capitalization rates.

We identified the impairment of property assets as a critical audit matter because of the significant estimates and assumptions management makes to evaluate the recoverability of property assets. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the significant estimates and assumptions related to expected remaining hold periods, market rents, and terminal capitalization rates within management’s undiscounted future cash flows analysis which are sensitive to future market or industry considerations.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the undiscounted cash flows analysis for each property asset or group of assets with possible impairment indicators included the following among others:

•We tested the effectiveness of controls over management’s evaluation of the recoverability of its property assets, including the key assumptions utilized in estimating the undiscounted future cash flows.

•We evaluated the undiscounted cash flow analysis including estimates of expected remaining hold period, market rents, and terminal capitalization rates for each property asset or group of assets with possible impairment indicators by (1) evaluating the source information and assumptions used by management and (2) comparing management’s projections to external market sources and evidence obtained in other areas of our audit.

•We evaluated the reasonableness of management’s undiscounted future cash flows analysis by developing an independent expectation of future undiscounted cash flows based on third party market data and compared that independent estimate to the carrying amount of the property asset or group of assets with possible indicators of impairment. We compared our analysis of the recoverability of the property asset or group of assets to the Company's analysis.

•We made inquiries of management about the current status of potential transactions and about management’s judgments to understand the probability of future events that could affect the expected remaining hold period and other cash flow assumptions for the properties.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 23, 2022

We have served as the Company's auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of AlerisLife Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of AlerisLife Inc. (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 23, 2022 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 23, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of AlerisLife Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of AlerisLife (formerly known as Five Star Senior Living Inc.) (the "Company") as of December 31, 2020, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Evaluation of Self-Insurance Reserves
As described in Note 2 and Note 16 of the consolidated financial statements, the Company partially self-insures up to certain limits for workers’ compensation, professional and general liability and automobile coverage. Claims in excess of these limits are insured up to contractual limits, over which the Company self-insures. The Company fully self-insures all health-related claims for covered employees. The Company’s self-insurance reserves were $79.0 million as of December 31, 2020 and are included in accrued compensation and benefits and accrued self-insurance obligations in the accompanying consolidated balance sheet. The reserves for the casualty, liability, workers’ compensation and healthcare losses and costs are estimated utilizing a third-party actuary and are based on past experience, expectations of future events, including projected settlements for pending claims, known incidents that may result in claims, estimates of incurred but not reported claims, expected changes in premiums for insurance provided by insurers whose policies provide for retroactive adjustments, estimated litigation costs and other factors.

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

/s/ RSM US LLP

We have served as the Company's auditor from 2014 to 2020.

Boston, Massachusetts
February 25, 2021

AlerisLife Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$66,987	$84,351
Restricted cash and cash equivalents	24,970	23,877
Accounts receivable, net	9,244	9,104
Due from related person	41,664	96,357
Debt and equity investments, of which $7,609 and $11,125 are restricted, respectively	19,535	19,961
Prepaid expenses and other current assets	24,433	28,658
Total current assets	186,833	262,308

Property and equipment, net	159,843	159,251
Operating lease right-of-use assets	9,197	18,030
Finance lease right-of-use assets	3,467	4,493
Restricted cash and cash equivalents	982	1,369
Restricted debt and equity investments	3,873	4,788
Other long-term assets	12,082	3,967
Total assets	$376,277	$454,206

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,516	$23,454
Accrued expenses and other current liabilities	31,488	42,208
Accrued compensation and benefits	34,295	70,543
Accrued self-insurance obligations	31,739	31,355
Operating lease liabilities	699	2,567
Finance lease liabilities	872	808
Due to related persons	3,879	6,585
Mortgage note payable	419	388
Total current liabilities	140,907	177,908

Long-term liabilities:
Accrued self-insurance obligations	34,744	37,420
Operating lease liabilities	9,366	17,104
Finance lease liabilities	3,050	3,921
Mortgage note payable	6,364	6,783
Other long-term liabilities	256	538
Total long-term liabilities	53,780	65,766

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01: 75,000,000 shares authorized, 32,662,649 and 31,679,207 shares issued and outstanding, respectively	327	317
Additional paid-in-capital	461,298	460,038
Accumulated deficit	(281,064)	(251,139)
Accumulated other comprehensive income	1,029	1,316
Total shareholders’ equity	181,590	210,532
Total liabilities and shareholders' equity	$376,277	$454,206

The accompanying notes are an integral part of these consolidated financial statements.

AlerisLife Inc.
Consolidated Statements of Operations
(amounts in thousands, except per share amounts)

	For the year ended December 31,
	2021	2020
REVENUES
Lifestyle services	$68,014	$82,032
Residential	64,638	77,015
Residential management fees	47,479	62,880
Total management and operating revenues	180,131	221,927
Reimbursed community-level costs incurred on behalf of managed communities	722,857	916,167
Other reimbursed expenses	31,605	25,648
Total revenues	934,593	1,163,742

Other operating income	7,795	3,435

OPERATING EXPENSES
Lifestyle services expenses	59,322	66,853
Residential wages and benefits	38,970	41,819
Other residential operating expenses	30,311	28,116
Community-level costs incurred on behalf of managed communities	722,857	916,167
General and administrative	85,718	85,835
Restructuring expenses	19,196	1,448
Depreciation and amortization	11,873	10,997
Total operating expenses	968,247	1,151,235

Operating (loss) income	(25,859)	15,942

Interest, dividend and other income	358	757
Interest and other expense	(1,683)	(1,631)
Unrealized gain on equity investments	730	480
Realized gain on sale of debt and equity investments	218	425
Loss on termination of leases	(3,278)	(22,899)
Loss before income taxes and equity in losses of an investee	(29,514)	(6,926)
Provision for income taxes	(234)	(663)
Equity in losses of an investee	(177)	—
Net loss	$(29,925)	$(7,589)

Weighted average shares outstanding—basic and diluted	31,591	31,471

Net loss per share—basic and diluted	$(0.95)	$(0.24)

The accompanying notes are an integral part of these consolidated financial statements.

AlerisLife Inc.
Consolidated Statements of Comprehensive Loss
(dollars in thousands)

	For the year ended December 31,
	2021	2020
Net loss	$(29,925)	$(7,589)
Other comprehensive (loss) income:
Unrealized (loss) gain on debt investments, net of tax of $0 and $0, respectively	(420)	649
Realized loss in equity of an investee, net of tax of $0 and $0, respectively	177	—
Realized gain on debt investments reclassified and included in net (loss), net of tax of $0 and $0, respectively	(44)	(302)
Other comprehensive (loss) income	(287)	347
Comprehensive loss	$(30,212)	$(7,242)

The accompanying notes are an integral part of these consolidated financial statements.

AlerisLife Inc.
Consolidated Statements of Shareholders’ Equity
(dollars in thousands)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at December 31, 2019	5,154,892	$52	$362,450	$(245,184)	$2,663	$119,981
Net loss	—	—	—	(7,589)	—	(7,589)
Cumulative effect adjustment to beginning accumulated deficit and accumulated other comprehensive income in connection with a reclassification of equity investments previously classified as debt investments	—	—	—	1,694	(1,694)	—
Unrealized gain on debt investments, net of tax	—	—	—	—	649	649
Realized gain on debt investments reclassified and included in net loss, net of tax	—	—	—	—	(302)	(302)
Issuance of common shares	26,387,007	264	97,076	—	—	97,340
Grants under share award plan and share-based compensation	155,150	1	524	—	—	525
Repurchases and forfeitures under share award plan	(17,842)	—	(12)	(60)	—	(72)
Balance at December 31, 2020	31,679,207	317	460,038	(251,139)	1,316	210,532
Net loss	—	—	—	(29,925)	—	(29,925)
Unrealized loss on debt investments, net of tax	—	—	—	—	(420)	(420)
Realized gain on debt investments reclassified and included in net loss, net of tax	—	—	—	—	(44)	(44)
Equity in realized loss of an investee	—	—	—	—	177	177
Grants under share award plan and share-based compensation	1,084,600	11	1,503	—	—	1,514
Repurchases and forfeitures under share award plan	(101,158)	(1)	(243)	—	—	(244)
Balance at December 31, 2021	32,662,649	$327	$461,298	$(281,064)	$1,029	$181,590
The accompanying notes are an integral part of these consolidated financial statements.

AlerisLife Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the year ended December 31,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(29,925)	$(7,589)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	11,873	10,997
Unrealized gain on equity investments	(730)	(480)
Realized gain on sale of debt and equity investments	(218)	(425)
Lease terminations	(408)	22,899
Long-lived asset impairment	890	—
Equity in loss of an investee	177	—
Share-based compensation	1,484	513
Provision for losses on accounts receivables	2,089	1,450
Other non-cash expense adjustments, net	992	633
Changes in assets and liabilities:
Accounts receivable	(2,229)	23,636
Due from related person	54,693	(70,799)
Prepaid expenses and other current and long term assets	(4,248)	(10,324)
Accounts payable	10,351	(6,986)
Accrued expenses and other current liabilities	(10,894)	37,813
Accrued compensation and benefits	(36,248)	34,914
Due to related persons	(2,706)	4,338
Other current and long term liabilities	(2,516)	10,791
Net cash (used in) provided by operating activities	(7,573)	51,381

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(9,439)	(5,427)
Purchases of debt and equity investments	(3,156)	(5,750)
Proceeds from sale of debt and equity investments	4,934	10,408
Proceeds from sale of property and equipment	—	2,725
Distributions in excess of earnings from an investee	11	287
Net cash (used in) provided by investing activities	(7,650)	2,243

CASH FLOW FROM FINANCING ACTIVITIES:
Costs related to issuance of common stock	—	(559)
Repayments of mortgage notes payable	(414)	(387)
Repayments of finance lease principal	(807)	—
Payment of employee tax obligations on withheld shares	(214)	(60)
Net cash used in financing activities	(1,435)	(1,006)

(Decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(16,658)	52,618
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	109,597	56,979
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$92,939	$109,597

Reconciliation of cash and cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$66,987	$84,351
Current restricted cash and cash equivalents	24,970	23,877
Other restricted cash and cash equivalents	982	1,369
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$92,939	$109,597

Supplemental cash flow information:
Interest paid	$453	$480
Income taxes paid, net	449	(40)
Operating lease payments, including lease termination payment	7,952	4,643
Financing lease interest payments	332	92

Non-cash investing and financing activities:
Liabilities assumed related to issuance of our common stock	$—	$51,547
Change in accrued capital	267	2,656
Right-of-use assets obtained in exchange for finance lease liabilities	—	4,724
Right-of-use assets obtained in exchange for operating lease liabilities	9,746	—
The accompanying notes are an integral part of these consolidated financial statements.

AlerisLife Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)
1. Basis of Presentation and Organization
General. AlerisLife Inc., formerly known as Five Star Senior Living Inc., collectively with its consolidated subsidiaries, the Company, we, us or our, is a holding company incorporated in Maryland and substantially all of our business is conducted by our two segments: (i) residential (formerly known as senior living) through our brand Five Star Senior Living, or Five Star, and (ii) lifestyle services (formerly known as rehabilitation and wellness services) primarily through our brands Ageility Physical Therapy Solutions and Ageility Fitness, or collectively Ageility, as well as Windsong Home Health.

As of December 31, 2021, through our residential segment, we owned and operated or managed, 141 senior living communities located in 28 states with 20,105 living units, including 10,423 independent living apartments, 9,636 assisted living suites, which includes 1,872 of our Bridge to Rediscovery memory care units, and one continuing care retirement community, or CCRC, with 106 living units, including 46 skilled nursing facility, or SNF, units that was closed in February 2022. We managed 121 of these senior living communities (18,005 living units) for Diversified Healthcare Trust, or DHC, and owned 20 of these senior living communities (2,100 living units). As of December 31, 2021, we transitioned the management of 107 senior living communities with approximately 7,400 living units to new operators pursuant to the Strategic Plan described below. On September 30, 2021, our former lease with Healthpeak Properties, Inc, or PEAK, for four communities (with approximately 200 living units) was terminated. The foregoing numbers exclude living units categorized as out of service.

Our lifestyle services segment provides a comprehensive suite of lifestyle services including Ageility rehabilitation and fitness, Windsong home health and other home based, concierge services at senior living communities we own and operate or manage as well as at unaffiliated senior living communities. As of December 31, 2021, Ageility operated ten inpatient rehabilitation clinics in senior living communities owned by DHC, all of which are in communities that were transitioned to new operators during the year ended December 31, 2021. As of December 31, 2021, Ageility operated 205 outpatient rehabilitation clinics, of which 106 were located at Five Star operated senior living communities and 99 were located within senior living communities not operated by Five Star. In December 2021, we closed 17 outpatient rehabilitation clinics that were in senior living communities that were transitioned to a new operator in 2021 or closed in February 2022.

2020 Restructuring of our Business Arrangements with DHC. Effective as of January 1, 2020 we restructured our business arrangements with DHC, and after giving effect to the restructuring transactions, all 244 of the senior living communities owned by DHC that we then operated were pursuant to management agreements. In June 2021, we and DHC replaced our management agreements that were then in effect with the Master Management Agreement, as described below:

We recognized transaction costs of $1,448 related to the 2020 restructuring of our business arrangements with DHC for the year ended December 31, 2020.

For more information regarding the 2020 Restructuring see Note 10.

Strategic Plan. On April 9, 2021, we announced a new strategic plan, or the Strategic Plan, including to:

•Reposition AlerisLife's senior living management service offering to focus on larger independent living and assisted living as well as active adult communities and exit skilled nursing by transitioning 108 communities to new operators and closing approximately 1,500 SNF living units in retained CCRCs;

•Evolve through investment in an enhanced scalable corporate shared services center to support operations and growth and to deliver differentiated, customer focused senior living resident experiences across a segmented portfolio of communities, as well as through home health and concierge offerings. We are expanding our Ageility service line by introducing innovative fitness and personal training offerings to complement outpatient therapy, and home health services, including strength training, orthopedic rehabilitation, fall prevention, cognitive or memory enhancement, aquatic therapy, and general personal fitness and wellness programs; and

•Diversify with a focus on revenue diversification opportunities, including growing Ageility rehabilitation services and expanding lifestyle services to provide choice based, financially flexible senior living resident experience and reach customers outside of senior living communities.

During and subsequent to the year ended December 31, 2021, we made the following progress with respect to the Reposition phase of the Strategic Plan:

AlerisLife Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

•We and DHC amended our management arrangements on June 9, 2021; see Note 10 for additional information on the amendments to the management arrangements with DHC,

•Transitioned the management of 107 senior living communities with approximately 7,400 living units to new operators,

•Closed one senior living community with approximately 100 living units in February 2022,

•Closed all 1,532 SNF living units in 27 managed CCRCs, and began collaborating with DHC to reposition these SNF units,

•Closed 27 of the 37 Ageility inpatient rehabilitation clinics we planned to close, and

•For the remaining ten Ageility inpatient rehabilitation clinics, entered into agreements with the new operators to continue to provide these services through August 2022.

During and subsequent to the year ended December 31, 2021, we made the following progress with respect to the Evolve phase of the Strategic Plan:

•Completed enhancements to our corporate technology infrastructure,

•Invested in critical areas of residential experience at Five Star senior living communities, including community wireless connectivity, resident transportation services and re-designed senior living community common areas and resident units, deploying $11,684 and $103,378 of capital in our owned and managed communities, respectively,

•Invested in digital marketing infrastructure to effectively reduce cost per digital lead by approximately 70.0%,

•Entered into a culinary services partnership with Compass Group to transform the senior living resident dining experience,

•Entered into a collaboration with Dispatch Health to enable senior living resident access to ambulatory care services in their community,

•Standardized certain administrative functions through centralization efforts to enhance operating efficiency, and

•Subsequent to year end, we hired a Chief People Officer and a Chief Customer Officer.

During the year end December 31, 2021, we made the following progress with respect to the Diversify phase of the Strategic Plan:

•Opened 15 net new Ageility outpatient rehabilitation clinics, exclusive of the closure of 17 Ageility outpatient rehabilitation clinics in December 2021 in Five Star senior living communities that were transitioned to new operators in 2021 or closed in February 2022, bringing the Ageility outpatient rehabilitation clinic total to 205, as of December 31, 2021, and

•Grew Ageility fitness revenues to $3,303 or a 38.1% increase over the same period in 2020.

In connection with the repositioning of our residential management services, we incurred restructuring expenses of $19,196, approximately $13,311 of which were reimbursed by DHC. These expenses included $7,100 of retention bonus payments, $9,091 of severance, benefits and transition expenses, and $3,005 of transaction expenses. See Note 19 for summary of restructuring expenses and the corresponding liability.

See Notes 10 and 19 for more information on the Strategic Plan, the amendments to our management arrangements and our business arrangements with DHC.

AlerisLife Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies
Principles of Consolidation. The accompanying consolidated financial statements include the accounts of AlerisLife Inc, formerly known as Five Star Senior Living Inc., and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Estimates and Assumptions. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that may affect the amounts reported in these consolidated financial statements and related notes. Significant estimates in our consolidated financial statements relate to revenue recognition, including contractual allowances, the allowance for doubtful accounts, self-insurance reserves and estimates concerning our provision for income taxes or valuation allowance related to deferred tax assets.

Our actual results could differ from our estimates. We periodically review estimates and assumptions and we reflect the effects of changes, if any, in the consolidated financial statements in the period that they are determined.

Fair Value of Financial Instruments. Our financial instruments are limited to cash and cash equivalents, accounts receivable, debt and equity investments, accounts payable and a mortgage note payable. Except for our mortgage note payable, the fair value of these financial instruments was not materially different from their carrying values at December 31, 2021 and 2020. We estimate the fair values of our mortgage note payable using market quotes when available, discounted cash flow analyses and current prevailing interest rates.

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

Segment Information. Operating segments are components of an enterprise that engage in business activities and for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in determining the allocation of resources and in assessing performance. Our chief operating decision maker is our President and Chief Executive Officer.

We operate in two reportable segments: (1) residential (formerly known as senior living) and (2) lifestyle services (formerly known as rehabilitation and wellness services). At December 31, 2021, we changed the name of our segments to better describe the business and operations of those segments. There were no changes in the composition of the segments. In the residential reportable segment, we manage for the account of others and operate for our own account, primarily independent living communities and assisted living communities that are subject to centralized oversight through our Five Star division. In the lifestyle services segment, we primarily provide a comprehensive suite of rehabilitation and wellness services, including physical, occupational, speech and other specialized therapy services, in inpatient and outpatient clinics through our Ageility division. Corporate and other amounts excluded from our reportable segments' performance are separately stated and include amounts related to functional areas such as finance, information technology, legal and human resources. We allocate corporate and other amounts to our residential and lifestyle services segments to assist in determining the allocation of resources and assessing the performance of our segments. Corporate and other allocation amounts are determined by applying an estimated cost rate to the revenues of each division within the reportable segments. Estimated cost rates used to allocate corporate and other amounts vary by division. All of our operations and assets are located in the United States, except for the operations of our captive insurance company subsidiary, which is organized in the Cayman Islands. We do not allocate assets to operating segments and, therefore, no asset information is provided for reportable segments. See Note 4 for more information.

Net Income (Loss) Per Share. We calculate basic net income (loss) per common share, or EPS, by dividing net income (loss) by the weighted average number of common shares outstanding during the year. We calculate diluted EPS using the more dilutive of the two-class method or the treasury stock method. See Note 7 for more information.

AlerisLife Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents. Cash and cash equivalents as of December 31, 2021 and 2020, consisting of short-term, highly liquid investments and money market funds with original maturities of three months or less at the date of purchase, are carried at cost, which approximates market. Certain cash account balances exceed Federal Deposit Insurance Corporation insurance limits of $250 per account and, as a result, there is a concentration of credit risk related to amounts in excess of the insurance limits. We regularly monitor the financial stability of the financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

Restricted cash and cash equivalents as of December 31, 2021 and 2020 include cash we deposited as security for obligations arising from our self-insurance programs and other amounts for which we are required to establish escrows, including real estate taxes and capital expenditures, as required by our mortgage and certain resident security deposits. Our restricted cash and cash equivalents consist of the following:

	As of December 31,
	2021		2020
	Current	Long-Term	Current	Long-Term
Workers’ compensation letter of credit collateral	$22,899	$—	$21,561	$—
Insurance reserves and other restricted amounts	356	982	644	1,369
Health deposit-imprest cash	1,103	—	1,103	—
Real estate taxes and certain capital expenditures as required by our mortgage	612	—	569	—
Total	$24,970	$982	$23,877	$1,369
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

We perform ongoing credit evaluations of our customers, and the risk with respect to accounts receivable is further mitigated by the diversity, both by geography and by industry, of the customer base. As of December 31, 2021, payments due from Medicare and Medicaid represented 32.1% and 1.8%, respectively, of our gross consolidated accounts receivable balance. As of December 31, 2020, payments due from Medicare and Medicaid represented 32.0% and 1.2%, respectively, of our gross consolidated accounts receivable balance. The Company does not believe there are significant credit risks associated with the receivables from these governmental programs.

We derive our residential management fees from DHC. As of December 31, 2021 and 2020, we had net $37,866 and $89,911 due from DHC, respectively, which are included in due from related persons and due to related persons on our consolidated balance sheets. See Note 15 for more information. The balance due at December 31, 2020 included deferred payroll taxes of $22,194 under the CARES Act which was paid in September 2021, described more fully in Note 18, as well as liabilities incurred on behalf of DHC of $30,090, which is also included in accrued expenses and other current liabilities on our consolidated balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts. We record accounts receivable net of an allowance for doubtful accounts to represent the Company's estimate of expected losses. The adequacy of the allowance for doubtful accounts is reviewed on an ongoing basis using historical payment trends, write-off experience, analyses of accounts receivable portfolios by payor source and the age of the receivable as well as a review of specific accounts, the terms of the agreements, the residents’ or third party payers’ stated intent to pay, the payers’ financial capacity to pay and other factors.

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

The allowance for doubtful accounts reflects estimates that we periodically review and revise based on new information, to which revisions may be material. Our allowance for doubtful accounts consists of the following:

AlerisLife Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)

Allowance for Doubtful Accounts	Balance at Beginning of Period	Provision for Doubtful Accounts	Recoveries	Write-offs	Balance at End of Period
December 31, 2020	$4,664	$1,450	$156	$(3,121)	$3,149
December 31, 2021	$3,149	$2,089	$323	$(2,711)	$2,850

Equity and Debt Investments. Equity investments are carried at fair value with changes in fair value recorded in earnings. At December 31, 2021, these equity investments had a fair value of $13,033 and a net unrealized holding gain of $4,105. At December 31, 2020, these equity investments had a fair value of $12,439 and a net unrealized holding gain of $3,376.

Debt investments, which are classified as available for sale, are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity within accumulated other comprehensive income and “other than temporary impairment” losses recorded through earnings. Realized gains and losses on debt investments are recognized based on specific identification. Restricted debt investments are kept as security for obligations arising from our self-insurance programs. At December 31, 2021, these debt investments had a fair value of $10,375 and a net unrealized holding gain of $296. At December 31, 2020, these debt investments had a fair value of $12,310 and a net unrealized holding gain of $756.

In 2021 and 2020, our debt and equity investments generated interest and dividend income of $358 and $757, respectively, which is included in interest, dividend and other income in our consolidated statements of operations.

The following table summarizes the fair value and gross unrealized losses related to our debt investments, aggregated by length of time that individual securities have been in a continuous unrealized loss position for the years ended:

	Debt Investments
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2021	$2,474	$10	$—	$—	$2,474	$10
December 31, 2020	$291	$4	$—	$—	$291	$4

We routinely evaluate our debt investments to determine if they have been impaired. If the fair value of a debt investment is less than its book or carrying value and we expect that situation to continue for a more than temporary period, we will record an “other than temporary impairment” loss in our consolidated statements of operations. We evaluate the fair value of our debt investments by reviewing each investment’s current market price, the ratings of the investment, the financial condition of the issuer and our intent and ability to retain the investment during temporary market price fluctuations or until maturity. In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the investment is below the investment’s cost basis for an extended period, which we typically define as greater than twelve months. However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the investment is historically volatile. Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not meet the criteria described above, such as if we plan to sell the investment in the near term and the fair value is below our cost basis. When we believe that a change in fair value of a debt investment is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses. When we determine that impairment in the fair value of a debt investment is an “other than temporary impairment”, we record a charge to earnings. We did not record such an impairment charge for the years ended December 31, 2021 and 2020.

Deferred Financing Costs. We capitalize issuance costs related to our secured revolving credit facility, or our credit facility, and amortize the deferred costs over the term of the agreement governing our credit facility, or our credit agreement. In June 2019, we entered into a new credit agreement to replace our prior credit facility with our $65,000 secured revolving credit facility, or the Credit Facility. See Note 9 for more information on our Credit Facility. Our unamortized balance of deferred finance costs was $75 and $288 at December 31, 2021 and 2020, respectively, which was included in prepaid expenses and other current assets on our consolidated balance sheets. The Credit Facility was terminated on January 27, 2022.

AlerisLife Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)

Property and Equipment. Property and equipment are recorded at cost and depreciated using the straight-line basis over their estimated useful lives, which are typically as follows:

Asset Class	Estimated Useful Life (in years)
Buildings	40
Building and land improvements	3-15
Equipment	7
Computer equipment and software	5
Furniture and fixtures	7
Network Development	10
Vehicles	5

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

Self-Insurance. We partially self-insure up to certain limits for workers’ compensation, professional and general liability and automobile insurance programs. Claims that exceed these limits are insured up to contractual limits, over which we are self-insured. We fully self-insure all health-related claims for our covered employees. We have established an offshore captive insurance company subsidiary that participates in our workers’ compensation, professional and general liability and automobile insurance programs. Determining reserves for the casualty, liability, workers’ compensation and healthcare losses and costs that we have incurred as of the end of a reporting period involves significant judgments based upon our experience and our expectations of future events, including projected settlements for pending claims, known incidents that we expect may result in claims, estimates of incurred but not yet reported claims, expected changes in premiums for insurance provided by insurers whose policies provide for retroactive adjustments, estimated litigation costs and other factors. Since these reserves are based on estimates, the actual expenses we incur may differ from the amount reserved. We regularly adjust these estimates to reflect changes in the foregoing factors, our actual claims experience, recommendations from our professional consultants, changes in market conditions and other factors; it is possible that such adjustments may be material.

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

We have determined that our leases for the use and maintenance of equipment and for our Ageility outpatient rehabilitation clinics are short-term leases, except for the equipment lease that is classified as a finance lease. We have made an

AlerisLife Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
accounting policy election for our leases, which are determined to be short-term leases, whereby we recognize the lease payments on a straight-line basis over the lease term and variable lease payments in the period in which the obligations for those payments are incurred. Expenses related to these leases are recognized in the consolidated statement of operations in other residential operating expenses, lifestyle services expenses and general and administrative expenses and are not material to our consolidated financial statements.

We have determined that our leases for senior living communities, our headquarters and the equipment finance lease are long-term leases. A lessee is required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Accordingly, we have recorded a right-of-use asset and lease liability for all of our long-term leases. We determined that the discount rate implicit in the leases was not readily available, and therefore, we determined our incremental borrowing rate, or IBR, to calculate the right-of-use assets and lease liabilities, except for the equipment finance lease where we used the discount rate implicit in the lease. For purposes of determining the lease term, we concluded that it is not reasonably certain that our lease extensions will be exercised and, therefore, we included payments required to be made under the committed lease term in calculating the right-of-use assets and lease liabilities. In the consolidated statement of operations, expenses related to the leases for senior living communities are recognized in other senior living operating expenses, expenses related to our headquarters are recorded in general and administrative expenses and expenses related to our equipment finance lease are recognized in depreciation and amortization and interest and other expense. There were no variable lease payments in 2021 and 2020.

Our leases have remaining lease terms of up to ten years. Our lease terms may include options to extend or terminate the lease. The options are included in the lease term when it is determined that it is reasonably certain the option will be exercised. The Company recorded right-of-use assets and lease liabilities, which are presented on the Consolidated Balance Sheet. At December 31, 2021, the weighted average remaining lease term was approximately eight years with a weighted average discount rate of 4.9%.

The following table presents supplemental information related to operating and finance leases:

Lease No. (Expiration Date)	Number of Properties	Remaining Renewal Options	Right-of-Use Asset	Future Minimum Rents for the Year Ended December 31,						IBR (1)	Lease Liability
				2022	2023	2024	2025	There after	Total
Headquarters lease (December 31, 2031) (2)	1	N/A	$9,197	$1,046	$1,087	$1,128	$1,169	$7,858	$12,288	3.88%	$10,065
Equipment lease (December 31, 2025)	N/A	5 year renewal option	3,467	1,140	1,140	1,140	1,140	—	4,560	7.60%	3,922
Total			$12,664	$2,186	$2,227	$2,268	$2,309	$7,858	$16,848	4.90%	$13,987
_______________________________________
(1)    For the equipment lease, this represents the discount rate.
(2)    On January 10, 2022, we entered into a third amendment which reduced our headquarters leased space from approximately 41,000 square feet to approximately 30,000 square feet.

Operating lease expenses consist of monthly rent costs, certain utilities and real estate taxes. For the years ended December 31, 2021 and 2020, we recognized $2,041 and $2,762 of operating lease expenses in other residential operating expenses, $2,431 and $2,356 in lifestyle services expenses and $2,082 and $1,760 in general and administrative expenses within our consolidated statements of operations, respectively. For the years ended December 31, 2021 and 2020, we recognized finance lease expenses of $1,256 and $323, consisting of amortization of the right-of-use asset of $924 and $230 and interest expense on the lease liability of $332 and $93, respectively, which are recorded in our consolidated statements of operations in depreciation and amortization and interest and other expenses, respectively.

We lease our headquarters from a subsidiary of ABP Trust. On February 24, 2021, we and the ABP Trust subsidiary renewed the lease through December 31, 2031. The annual lease payment will range from $1,026 to $1,395 over the period of the lease. The lease also provides us with an improvements allowance from ABP Trust not to exceed $2,667. Our rent expense for our headquarters, including utilities and real estate taxes that we pay as additional rent, was $2,082 and $1,760 for the year ended December 31, 2021 and 2020, which amounts are included in general and administrative expenses. As a result of renewing this lease, we increased each of our right-of-use asset and lease liability noted below on our consolidated balance sheets by $9,746 to reflect the terms of the amendment. We recognized a right-of-use asset and lease liability, which amounts were $10,065 and $496 for the lease liability and $9,197 and $452 for the right-of-use asset as of December 31, 2021 and December 31, 2020, respectively, with respect to our headquarters lease, using an incremental borrowing rate of 3.9%. The right-of-use asset has been reduced by the amount of accrued lease payments, which amounts are not material to our consolidated financial statements. On January 10, 2022, we entered into the third amendment to the lease for our Corporate

AlerisLife Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
headquarters which reduced the leased space from approximately 41,000 square feet to approximately 30,000 square feet. Commencing on July 1, 2022, the annual lease payment will range from $770 to $1,007 over the period of the lease. As a result of amending the lease we will decrease the right of use asset and lease liability by $2,629 and $2,658, respectively.

ASC Topic 842, Leases, or ASC Topic 842, provides lessors with a practical expedient, by class of underlying asset, not to separate non-lease components from the associated lease component if certain conditions are met. In addition, ASC Topic 842 clarifies which ASC Topic (ASC Topic 842 or FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606) applies for the combined component. Specifically, if the non-lease components associated with the lease component are the predominant component of the combined components, the lessor should account for the combined component in accordance with ASC Topic 606. Otherwise, the lessor should account for the combined component as an operating lease. We have elected this practical expedient and recognized revenue under our resident agreements at our independent living and assisted living communities based upon the predominant component rather than allocating the consideration and separately accounting for it under ASC Topic 842 and ASC Topic 606. We have concluded that the non-lease components of the agreements with respect to our independent and assisted living communities are the predominant component of the leases and, therefore, we recognize revenue for these agreements under ASC Topic 606.

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

We pay franchise taxes in certain states in which we have operations. We have included franchise taxes in general and administrative in our consolidated statements of operations.

Revenue Recognition. We recognize revenue from contracts with customers using the practical expedient that allows for the use of a portfolio approach, because we have determined that the effect of applying the guidance to our portfolios of contracts on our consolidated financial statements would not differ materially from applying the guidance to each individual contract within the respective portfolio or our performance obligations within such portfolio. The five-step model requires us to: (i) identify our contracts with customers; (ii) identify our performance obligations under those contracts; (iii) determine the transaction prices of those contracts; (iv) allocate the transaction prices to our performance obligations in those contracts; and (v) recognize revenue when each performance obligation under those contracts is satisfied. Revenue recognition occurs when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.

AlerisLife Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
Residential and Lifestyle Services Revenues. A substantial portion of our revenue from our independent living and assisted living communities relates to contracts with residents for housing services that are generally short term in nature and initially are subject to ASC Topic 842. As noted earlier, we have concluded that the non-lease components of these agreements are the predominant components of the contracts; therefore, we recognize revenue for these agreements under ASC Topic 606. We also provide our residents and others with lifestyle services at our senior living communities as well as at outpatient rehabilitation clinics located separately from our senior living communities. Our contracts with residents and other customers that are within the scope of ASC Topic 606 are generally short term in nature. We have determined that services performed under those contracts are considered one performance obligation as such services are regarded as a series of distinct events with the same timing and pattern of transfer to the resident or customer. Revenue is recognized for those contracts when our performance obligation is satisfied by transferring control of the service provided to the resident or customer, which are generally when the services are provided over time.

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

Lifestyle services revenues at our Ageility rehabilitation clinics consist of charges for clinically-based rehabilitation services, including physical therapy, speech therapy and occupational therapy, as well as other service-based programs and therapies. Revenue for these services is recognized in accordance with ASC Topic 606 and is recorded when the services are provided.

Residential Management Fees and Reimbursed Community-Level Costs Incurred on Behalf of Managed Communities. We manage senior living communities for the account of DHC pursuant to long-term management agreements which provide for periodic management fee payments to us and reimbursement for our direct costs and expenses related to support such communities. Although there are various management and operational activities performed by us under the management agreements, we have determined that all community operations and management activities constitute a single performance obligation, which is satisfied over time as the services are rendered. We earn residential management fees equal to 5% of gross revenues realized and 3% of construction costs for construction projects we manage at the senior living communities we manage. We recognize residential management fees in the same period that we provide the management services to DHC. Our estimate of the transaction price for management services also includes the amount of reimbursement due from the owners of the communities for services provided and related costs incurred.

AlerisLife Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
Commencing with the 2021 calendar year, we may also earn incentive fees from DHC under the management agreements, which are payable in cash and are contingent, performance-based fees recognized only when earned at the end of each respective measurement period. Incentive management fees are excluded from the transaction price until it becomes probable that there will not be a significant reversal of cumulative revenue recognized. The incentive fee is equal to 15% of the amount by which the annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of all the managed communities on a combined basis exceeds target EBITDA for those communities on a combined basis for such calendar year, provided that in no event shall the incentive fee be greater than 1.5% of the gross revenues realized at all the managed communities on a combined basis for such calendar year. The target EBITDA for those communities on a combined basis is increased annually based on the greater of the annual increase of the Consumer Price Index, or CPI, or 2%, plus 6% of any capital investments funded at the managed communities on a combined basis in excess of target amounts. Unless otherwise agreed, the target capital investment increases annually based on the greater of the annual increase of CPI or 2%.

As part of the Strategic Plan, we amended our management arrangement with DHC. The incentive fee that we may earn in any calendar year for the senior living communities that we will continue to manage for DHC will no longer be subject to a cap and any senior living communities that are undergoing a major renovation or repositioning will be excluded from the calculation of the incentive fee and the incentive fee will be reset pursuant to the terms of the management agreements as a result of expected capital projects DHC is planning in the next five years.

For more information regarding the 2021 amendments to our management agreements with DHC, see "Properties" included in Part I, Item 2, of this Annual Report on Form 10-K and Note 10 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. Where we are the primary obligor and, therefore, control the transfer of the goods and services with respect to any such operating expenses incurred in connection with the management of these communities, we recognize revenue when the goods have been delivered or the service has been rendered and we are due to be reimbursed from DHC pursuant to the management agreements. Such revenue is included in reimbursed community-level costs incurred on behalf of managed communities in our consolidated statements of operations. The related costs are included in community-level costs incurred on behalf of managed communities in our consolidated statements of operations. Amounts due from DHC related to residential management fees and reimbursed community-level costs incurred on behalf of managed communities are included in due from related person in our consolidated balance sheets.

Other reimbursed expenses. Other reimbursed expenses include reimbursements that arise from certain centralized services we provide pursuant to our management agreements, a significant portion of which are charged or passed through to and are paid by our customers. We have determined that we control the services provided by third parties for our customers and, therefore, we account for the cost of these services and the related reimbursement revenue on a gross basis. We recognized revenue from other reimbursed expenses of $31,605 and $25,648 for the years ended December 31, 2021 and December 31, 2020, respectively.

Government grants. We recognize income from government grants on a systematic and rational basis over the period in which we recognize the related expenses or loss of revenues for which the grants are intended to compensate when there is reasonable assurance that we will comply with the applicable terms and conditions of the grant and there is reasonable assurance that the grant will be received.

Accounting for Costs Associated with Exit or Disposal Activities. A liability for costs associated with exit or disposal activities other than in a business combination, is recognized when the liability is incurred. The liability, recognized under Accounting Standards Codification, or ASC, 420, Exit or Disposal Cost Obligations and ASC 712, Compensation — Nonretirement Postemployment - special termination benefits, is measured at fair value, with adjustments for changes in estimated cash flows recognized in earnings. During the year ended December 31, 2021, costs were incurred related to the Strategic Plan. See Note 19 for summary of restructuring expenses and the corresponding liability.

Reclassifications. We have made reclassifications to the financial statements of the prior years to conform to the current year’s presentation. These reclassifications had no effect on net loss or shareholders’ equity. As of January 1, 2020, we reclassified certain of our investments from debt investments to equity investments to reflect the nature of the investment rather than the nature of the securities held by the investment. As a result, we reclassified the related unrealized gain of $1,694 from accumulated other comprehensive income to accumulated deficit on January 1, 2020.

AlerisLife Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)

Recently Adopted Accounting Pronouncements. On December 31, 2021, we adopted ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions on contract modifications meeting certain criteria to ease the financial reporting burdens of the expected market transition from the London Inter-bank Offered Rate, or LIBOR, and other interbank offered rates to the alternative reference rates. For a contract that meets the criteria, this ASU generally allows an entity to account for and present modifications as an event that does not require measurement at the modification date or reassessment of a previous accounting determination. The adoption of this ASU did not have a material impact on our consolidated financial statements.

On December 31, 2021, we adopted ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

AlerisLife Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
3. Revenue and Other Operating Income

The following tables present revenue from contracts by segment with customers disaggregated by type of payer, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors:

	Year ended December 31, 2021
	Residential		Lifestyle Services	Total
Private payer	$63,495		$1,066	$64,561
Medicare and Medicaid programs	1,143		41,596	42,739
Other third-party payer programs	—		25,352	25,352
Residential management fees	47,479	(1)	—	47,479
Reimbursed community-level costs incurred on behalf of managed communities	722,857	(1)	—	722,857
Other reimbursed expenses	31,605	(1) (2)	—	31,605
Total revenues	$866,579		$68,014	$934,593
_______________________________________
(1)    Represents separate revenue sources earned from DHC; see Note 4 for discussion of Segment Information.
(2)    Includes $13,311 of restructuring expenses reimbursed by DHC for the year ended December 31, 2021.

	Year ended December 31, 2020
	Residential		Lifestyle Services	Total
Private payer	$75,625		$4,520	$80,145
Medicare and Medicaid programs	1,390		40,519	41,909
Other third-party payer programs	—		36,993	36,993
Residential management fees	62,880	(1)	—	62,880
Reimbursed community-level costs incurred on behalf of managed communities	916,167	(1)	—	916,167
Other reimbursed expenses	25,648	(1)	—	25,648
Total revenues	$1,081,710		$82,032	$1,163,742
_______________________________________
(1)     Represents separate revenue streams earned from DHC; see Note 4 for discussion of Segment Information.

Other operating income. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law. Under the CARES Act, the U.S. Department of Health and Human Services, or HHS, established the Provider Relief Fund. The Provider Relief Fund was further supplemented on December 27, 2020 by the Consolidated Appropriations Act, 2021. Retention and use of the funds received under the CARES Act are subject to certain terms and conditions, including certain reporting requirements. Other operating income includes income recognized for funds we have received pursuant to the Provider Relief Fund of the CARES Act for which we have determined that we were in compliance with the terms and conditions of the Provider Relief Fund of the CARES Act. We recognize other operating income in our consolidated statements of operations to the extent we estimate we have COVID-19 incurred losses or related costs for which provisions of the CARES Act is intended to compensate. The amount of income we recognize for these estimated losses and costs is limited to the amount of funds we received during the period in which the estimated losses and costs were recognized or incurred or, if funds were received subsequently, the period in which the funds were received. We recognized other operating income of $7,795 and $3,435 for the years ended December 31, 2021 and 2020, respectively. See Note 18 for more information.

4. Segment Information

We do not allocate assets to operating segments and, therefore, no asset information is provided for reportable segments. Certain of our general and administrative expenses incurred at our corporate office are deemed centralized services and allocated amongst operating segments. Centralized services are largely determined by job function and allocated by percentage of each communities and clinics gross revenues. At December 31, 2021, we changed the names of our segments to better describe the business and operations of those segments. The segment formerly known as senior living is now called residential and the segment formerly known as rehabilitation and wellness services is now called lifestyle services. There were no changes in the composition of the segments. Results of operations and selected financial information by reportable segment and the reconciliation to the consolidated financial statements are as follows:

AlerisLife Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)

	Year ended December 31, 2021
	Residential (1)	Lifestyle Services (2)	Corporate and Other (3)	Total
Revenues	$866,579	$68,014	$—	$934,593
Other operating income	7,776	19	—	7,795
Operating expenses	831,380	61,227	75,640	968,247
Operating income (loss)	42,975	6,806	(75,640)	(25,859)
Allocated corporate and other costs	(43,781)	(3,403)	47,184	—
Other income (loss), net	(2,360)	—	(1,295)	(3,655)
(Loss) income before income taxes and equity in losses of an investee	(3,166)	3,403	(29,751)	(29,514)
Provision for income taxes	—	—	(234)	(234)
Equity in losses of an investee	—	—	(177)	(177)
Net (loss) income	$(3,166)	$3,403	$(30,162)	$(29,925)
_______________________________________
(1)    As more fully described in Note 19, the residential segment recognized $13,311 of restructuring expenses related to the Strategic Plan and $13,311 of other reimbursed expenses in the year ended December 31, 2021.
(2)    As more fully described in Note 19, the lifestyle services segment recognized $1,433 of restructuring expenses related to the Strategic Plan in the year ended December 31, 2021.
(3)    As more fully described in Note 19, corporate and other recognized $4,452 of restructuring expenses related to the Strategic Plan in the year ended December 31, 2021.

	Year ended December 31, 2020
	Residential	Lifestyle Services	Corporate and Other	Total
Revenues	$1,081,710	$82,032	$—	$1,163,742
Other operating income	1,715	1,720	—	3,435
Operating expenses	1,018,348	67,321	65,566	1,151,235
Operating income (loss)	65,077	16,431	(65,566)	15,942
Allocated corporate and other costs	(57,023)	(4,109)	61,132	—
Other income (loss), net	(288)	—	(22,580)	(22,868)
Income (loss) before income taxes	7,766	12,322	(27,014)	(6,926)
Provision for income taxes	—	—	(663)	(663)
Net income (loss)	$7,766	$12,322	$(27,677)	$(7,589)

5. Property and Equipment, net

Property and equipment, net consist of the following:

	As of December 31,
	2021	2020
Land	$12,155	$12,155
Buildings, construction in process and improvements	207,333	202,679
Furniture, fixtures and equipment	62,606	60,713
Property and equipment, at cost	282,094	275,547
Less: accumulated depreciation	(122,251)	(116,296)
Property and equipment, net	$159,843	$159,251

On September 30, 2021, we terminated our lease for the four communities that we leased from PEAK. Under the terms of the termination agreements, we recorded a loss on lease termination of $3,278. Included in the calculation of the loss on lease termination was the derecognition of $1,174 of all property and equipment at the four previously leased communities. The loss was the aggregate of the lease termination fee of $3,100, other obligations of $548, legal transaction costs of $37, and the net derecognition carrying amounts of our right of use asset of $16,055, leasehold improvements and other fixed assets of $1,174, partially offset by the remaining lease obligations of $17,636. See Note 11 for further information on our determination of the loss on termination of the four leased communities.

On April 4, 2021, one of the four previously leased communities had a fire that caused extensive damage to the community. As a result, we recorded an impairment on certain furniture, fixtures and equipment and building improvements for the year ended December 31, 2021 of $890, which is recorded in other residential expenses in the statement of operations.

AlerisLife Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
Insurance proceeds received for property damages to the previously leased community caused by the fire of $1,500 were subsequently transferred to PEAK. No impairment charges were recorded for the year ended December 31, 2020.

We recorded depreciation expense relating to our property and equipment of $10,758 and $10,767 for the years ended December 31, 2021 and 2020, respectively. In relation to the communities previously leased from PEAK, the disposal of fixed assets resulted in a decrease in accumulated depreciation of $4,803.

6. Income Taxes
Significant components of our deferred tax assets and liabilities at December 31, 2021 and 2020, which are included in other long-term assets on our consolidated balance sheets, were as follows:

	As of December 31,
	2021	2020
Non-current deferred tax assets:
Insurance reserves	$2,087	$2,661
Tax credits	1,938	1,060
Tax loss carryforwards	39,297	36,838
Depreciable assets	2,377	7,469
Goodwill	2,431	2,536
Right-of-use lease obligation	982	6,242
Other assets	1,698	1,469
Total non-current deferred tax assets before valuation allowance	50,810	58,275
Valuation allowance:	(47,926)	(46,485)
Total non-current deferred tax assets	2,884	11,790

Non-current deferred tax liabilities:
Lease expense	—	(4,381)
Right-of-use lease asset	(868)	(6,180)
Other liabilities	(1,873)	(1,085)
Total non-current deferred tax liabilities	(2,741)	(11,646)
Net deferred tax asset	$143	$144

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

While we have significant net operating losses, due to a “change of ownership” under IRC Sections 382, Limitation on Net Operating Loss Carryforwards and Certain Built-In Losses Following Ownership Change, and 383, Special Limitations on Certain Excess Credits, as a result of the share issuances on January 1, 2020, further described in Note 10, we have an annual limitation of $445 on the amount of pre-2020 combined federal net operating losses and federal tax credit net operating loss equivalents. As a result, in the year ended December 31, 2020, we determined that a portion of our federal net operating losses and federal tax credits of $88,601 and $18,498, respectively, would lapse before they could be utilized and therefore we wrote off our deferred tax assets for federal net operating losses and federal tax credits by $18,606 and $18,498, respectively, and our corresponding valuation allowance by $37,104. As of December 31, 2021, our federal net operating loss carryforwards, which are scheduled to begin expiring in 2027 if unused, were $120,315, after the reduction of $88,601 in 2020, for net operating losses that will lapse before they can be utilized, due to the change of ownership discussed above. Our deferred tax asset for state net operating losses were $14,031 and our state net operating loss carryforwards, which are scheduled to begin expiring in 2022 if unused, were $278,410. Our federal tax credit carryforwards, which begin expiring in 2026 if unused, were $1,114 after the reduction of $18,498, in 2020, for federal tax credits that will lapse before they can be utilized, also due to the change of ownership. We are subject to U.S. federal income tax, as well as income tax in multiple state and local jurisdictions. As of December 31, 2021, all material state and local income tax matters have been concluded through 2017 and all material federal income tax matters have been concluded through 2014. However, in some jurisdictions (U.S. federal and state), operating losses and tax credits may be subject to adjustment until they are utilized and the year of utilization is closed to adjustment.

AlerisLife Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)

Management assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. An important piece of objective negative evidence evaluated were the losses we incurred over the three-year period ending December 31, 2021. That objective negative evidence is difficult to overcome and would require a substantial amount of objectively verifiable positive evidence beyond projections of future income to support the realization of our deferred tax assets. Accordingly, on the basis of that assessment, we have recorded a valuation allowance against the majority of our net deferred tax assets as of December 31, 2021 and 2020. In the future, if we believe that we will more likely than not realize the benefit of these deferred tax assets, we will adjust our valuation allowance and recognize an income tax benefit, which may affect our results of operations.

The changes in our valuation allowance for deferred tax assets were as follows:

	Balance at Beginning of Period	Amounts Charged to Expense	Amounts Charged Off, Net of Recoveries	Amounts (Credited) Charged to Equity	Balance at End of Period
Year Ended December 31, 2020	$87,665	$584	$(41,834)	$70	$46,485
Year Ended December 31, 2021	$46,485	$1,344	$—	$97	$47,926

For the year ended December 31, 2021, we recognized a provision for income taxes from operations of $234, attributable to state income taxes of $233 that includes a charge to the state valuation allowance of $1.

The provision for income taxes from operations is as follows:

	Years Ended December 31,
	2021	2020
Current tax provision (benefit):
Federal	$—	$(506)
State	233	365
Total current tax provision (benefit)	233	(141)
Deferred tax provision:
Federal	—	277
State	1	527
Total deferred tax provision	1	804
Total tax provision	$234	$663
The principal reasons for the difference between our effective tax rate on operations and the U.S. federal statutory income tax rate are as follows:

	Years Ended December 31,
	2021	2020
Taxes at statutory U.S. federal income tax rate	(21.0)%	(21.0)%
State and local income taxes, net of federal tax benefit	0.3%	4.5%
Tax credits	(2.2)%	259.3%
Change in valuation allowance	17.6%	(581.2)%
Deferred taxes	1.9%	—%
Federal net operating losses	—%	268.6%
State net operating losses	3.5%	50.2%
Return to provision	—%	36.4%
Investments	—%	(7.8)%
Other differences, net	0.7%	0.6%
Effective tax rate	0.8%	9.6%

We utilize a two-step process for the measurement of uncertain tax positions that have been taken or are expected to be taken on a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position.

As of December 31, 2021 and 2020, there were no uncertain tax positions.

AlerisLife Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)

We recognize interest and penalties related to income taxes in income tax expense, and such amounts were not material for the years ended December 31, 2021 and 2020.

In accordance with the CARES Act, we applied an alternative minimum tax credit, or AMTC, of $554 for the tax year 2019, of which $100 was applied to our 2021 tax return and $454 was requested as a refund.

AlerisLife Inc.
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

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted net loss per share (in thousands):

	Years Ended December 31,
	2021	2020
Weighted average shares outstanding—basic	31,591	31,471
Effect of dilutive securities: unvested share awards	—	—
Weighted average shares outstanding—diluted(1)	31,591	31,471
_______________________________________
(1)     For the years ended December 31, 2021 and 2020, 236 and 110, respectively, of our unvested common shares were not included in the calculation of net loss per share—diluted because to do so would have been anti-dilutive.

8. Fair Values of Assets and Liabilities

Recurring Fair Value Measures

The tables below present certain of our assets measured at fair value at December 31, 2021 and 2020, categorized by the level of input used in the valuation of each asset.

	As of December 31, 2021
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$26,417	$26,417	$—	$—
Investments:
Total equity investments (2)	13,033	6,980	6,053	—
Total debt investments (3)	10,375	4,612	5,763	—
Total investments	23,408	11,592	11,816	—
Total	$49,825	$38,009	$11,816	$—

	As of December 31, 2020
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$26,291	$26,291	$—	$—
Investments:
Total equity investments (2)	12,439	6,465	5,974	—
Total debt investments (3)	12,310	7,301	5,009	—
Total investments	24,749	13,766	10,983	—
Total	$51,040	$40,057	$10,983	$—
_______________________________________
(1)    Cash equivalents consist of short-term, highly liquid investments and money market funds held primarily for obligations arising from our self-insurance programs. Cash equivalents are reported in our consolidated balance sheets as cash and cash equivalents and current and long-term restricted cash and cash equivalents. Cash equivalents include $23,546 and $22,837 of balances that were restricted at December 31, 2021 and December 31, 2020, respectively. In addition to the cash equivalents of $26,417 and $26,291 at December 31, 2021 and December 31, 2020, respectively, reflected above, there were cash balances of $64,116 and $80,898 and restricted cash balances of $2,406 and $2,409 at December 31, 2021 and December 31, 2020, respectively.
(2)    The fair value of our equity investments is readily determinable. During the years ended December 31, 2021 and 2020, we received gross proceeds of $741 and $3,845, respectively, in connection with the sales of equity investments and recorded gross realized gains totaling $175 and $368, respectively, and gross realized losses totaling $0 and $245, respectively.
(3)    As of December 31, 2021, our debt investments, which are classified as available for sale, had a fair value of $10,375 with an amortized cost of $10,079; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $296, net of unrealized losses of $10. As of December 31, 2020, our debt investments had a fair value of $12,310 with an amortized cost of $11,554; the difference between the fair value and amortized cost

AlerisLife Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
amounts resulted from unrealized gains of $756, net of unrealized losses of $4. Debt investments include $6,907 and $8,395 of balances that were restricted as of December 31, 2021 and December 31, 2020, respectively. At December 31, 2021, forty-one debt investments we held, with a fair value of $2,474, had been in a loss position for less than 12 months and we did not hold any debt investments with a fair value in a loss position for greater than 12 months. We do not believe these investments are impaired primarily because they have not been in a loss position for an extended period of time, the financial conditions of the issuers of these investments remain strong with solid fundamentals as of December 31, 2021, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery, and other factors that support our conclusion that the loss is temporary. During the years ended December 31, 2021 and 2020, we received gross proceeds of $4,193 and $6,563, respectively, in connection with the sales of debt investments and recorded gross realized gains totaling $69 and $302, and gross realized losses of $26 and $0, respectively. We record gains and losses on the sales of these investments using the specific identification method.

The amortized cost basis and fair value of available for sale debt securities at December 31, 2021, by contractual maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$1,150	$1,160
Due after one year through five years	3,863	4,011
Due after five years through ten years	3,929	4,070
Due after ten years	1,137	1,134
Total	$10,079	$10,375

Our financial assets (which include cash equivalents and investments) have been valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. During the years ended December 31, 2021 and 2020, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value.

The carrying value of accounts receivable and accounts payable approximates fair value as of December 31, 2021 and December 31, 2020. The carrying value and fair value of our mortgage notes payable were $6,783 and $7,689, respectively, as of December 31, 2021 and $7,171 and $8,177, respectively, as of December 31, 2020, and are categorized in Level 3 of the fair value hierarchy. We estimate the fair value of our mortgage note payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.

Non-Recurring Fair Value Measures

We review the carrying value of our long-lived assets, including our right-of-use assets and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. On April 4, 2021, one of the four previously leased communities had a fire that caused extensive damage to the community. As a result, we deemed the recorded furniture, fixtures and equipment and building improvements at the community had no net recoverable value. We recorded an impairment equal to their carrying value in the year ended December 31, 2021 of $890, which is recorded in other residential expenses in the statement of operations. See Note 5 for more information regarding fair value measurements related to impairments of our long-lived assets.

9. Indebtedness
Our $65,000 Credit Facility was governed by a credit agreement with a syndicate of lenders. The Loan (defined below) that we obtained on January 27, 2022 replaced our Credit Facility, which was scheduled to expire on June 12, 2022. No borrowings were outstanding under the Credit Facility at the time we entered into the Credit Agreement (defined below).

Our Credit Facility was available for general business purposes, including acquisitions, and provides for the issuance of letters of credit. We were required to pay interest at a rate of LIBOR plus a premium of 250 basis points per annum, or at a base rate, as defined in our credit agreement, plus 150 basis points per annum, on borrowings under our Credit Facility; the effective annual interest rate options, as of December 31, 2021, were 2.60% and 4.75%, respectively. We were also required to pay a quarterly commitment fee of 0.35% per annum on the unused portion of the available capacity under our Credit Facility. As of December 31, 2021 and 2020, we had no borrowings outstanding under our Credit Facility. As of December 31, 2021, we had a letter of credit issued under the Credit Facility in an aggregate amount of $64 which was terminated when we replaced the Credit Facility with the Loan and we had $10,848 available for borrowings under our Credit Facility. We incurred aggregate interest expense related to our Credit Facility of $674 and $1,036 for the years ended December 31, 2021 and 2020, respectively.

AlerisLife Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
Our Credit Facility was secured by 11 senior living communities we own with a combined 1,237 living units owned by certain of our subsidiaries that guarantee our obligations under our Credit Facility. Our Credit Facility was also secured by these senior living communities' accounts receivable and related collateral. The amount of available borrowings under our Credit Facility was subject to our having sufficient qualified collateral, which was primarily based on the value and operating performance of the communities securing our obligations under our Credit Facility. Our Credit Facility provided for the acceleration of payment of all amounts outstanding under our Credit Facility upon the occurrence and continuation of certain events of default, including a change of control of us, as defined in our credit agreement. Our credit agreement contains financial and other covenants, including those that restrict our ability to pay dividends or make other distributions to our shareholders in certain circumstances.

On January 27, 2022, certain of our subsidiaries entered into a credit and security agreement, or the Credit Agreement, with MidCap Funding VIII Trust as administrative agent and a lender, or MidCap. Under the terms of the Credit Agreement, we closed on a $95,000 senior secured term loan, or the Loan, $63,000 of which was funded upon effectiveness of the Credit Agreement, including approximately $3,200 in closing costs. The remaining proceeds include $12,000 for capital improvements and an opportunity for another $20,000 that is available to us upon achieving certain financial thresholds. Certain subsidiaries of the Company are borrowers under the Credit Agreement and the Company and one of its subsidiaries provided a payment guarantee of up to $40,000 of the obligations under the Credit Agreement as well as standard non-recourse carve-outs. The guaranty is evidenced by a Guaranty and Security Agreement, or the Guaranty Agreement, made by the Company and one of its subsidiaries in favor of MidCap. Pursuant to the Guaranty Agreement, the Company's subsidiary granted MidCap a security interest on all of the assets of the subsidiary. The Guaranty Agreement requires the Company and its subsidiary to comply with various covenants, including restricting the Company's ability to make distributions to shareholders. The Loan is secured by real estate mortgages on 14 senior living communities owned by the borrower, the borrowers' assets and certain related collateral. The maturity date of the Loan is January 27, 2025. Subject to the payment of an extension fee and meeting certain other conditions the Company may elect to extend the stated maturity date of the Loan for two one-year periods. We are required to pay interest on outstanding amounts at a base rate of the Secured Overnight Financing Rate, or SOFR, (subject to a minimum base rate of 50 basis points) plus 450 basis points. The Credit Agreement requires interest only payments for the first two years and requires customary mandatory prepayment of the Loan on account of certain events of default. Voluntary prepayments made within 18 months of the effective date of the Loan will be subject to a prepayment fee, but the Loan may thereafter be voluntarily prepaid without premium or penalty. The Company will be required to pay an exit fee upon any prepayment of the Loan, which would be in addition to any prepayment fees that may be payable. The Loan provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, including a change of control of the Company, as defined in the Credit Agreement. The Credit Agreement also contains a number of financial and other covenants including covenants that restrict the borrowers' ability to incur indebtedness or to pay or make distributions under certain circumstances and requires the Company to maintain certain financial ratios. The Credit Agreement also contains certain customary representations and warranties and reporting obligations.

At December 31, 2021, we had two irrevocable standby letters of credit outstanding, totaling $26,914. One of these letters of credit in the amount of $26,850, which secures our workers' compensation insurance program, is collateralized by approximately $22,899 of cash equivalents and $4,574 of debt and equity investments. This letter of credit expires in June 2022 and is automatically extended for one-year terms unless notice of nonrenewal is provided prior to the end of the applicable term. At December 31, 2021, the cash equivalents collateralizing this letter of credit are classified as short-term restricted cash and cash equivalents in our consolidated balance sheets, and the debt and equity investments collateralizing this letter of credit are classified as short-term restricted debt and equity investments in our consolidated balance sheets. The remaining one irrevocable standby letter of credit outstanding at December 31, 2021, totaling $64, which was issued under the Credit Facility, secured certain of our other obligations. This letter of credit was terminated when we replaced the Credit Facility with the Loan on January 27, 2022.

At December 31, 2021, one of our senior living communities was encumbered by a mortgage note. This mortgage note contains standard mortgage covenants. We recorded a discount in connection with the assumption of this mortgage note as part of our acquisition of the senior living community secured by this mortgage in order to record this mortgage note at its then estimated fair value. We amortize this discount as an increase in interest expense until the maturity of this mortgage note. This mortgage note requires payments of principal and interest monthly until maturity. The following table is a summary of this mortgage note as of December 31, 2021:

AlerisLife Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)

Balance as of December 31, 2021		Contractual Stated Interest Rate	Effective Interest Rate	Maturity Date	Monthly Payment	Lender Type
$6,986	(1)	6.20%	6.70%	September 2032	$72	Federal Home Loan Mortgage Corporation
_______________________________________
(1)    Contractual principal payments excluding unamortized discount of $203.

We incurred interest expense, net of discount amortization, of $477 and $502 with respect to the mortgage note for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the required principal payments due during the next five years and thereafter under the terms of our mortgage note are as follows:

Year	Principal Payment
2022	$440
2023	469
2024	498
2025	531
2026	565
Thereafter	4,483
Total	6,986

Less: Unamortized net discount	(203)
Total mortgage note payable	6,783

Less: Short-term portion of mortgage note payable	419
Long-term portion of mortgage note payable	$6,364
We believe we were in compliance with all applicable covenants under our Credit Facility and mortgage note as of December 31, 2021.

10. Lease with DHC and Management Agreements with DHC

Restructuring our Business Arrangements with DHC. Effective as of January 1, 2020, we restructured our business arrangements with DHC as further described below, and after giving effect to that restructuring, all 244 of the senior living communities owned by DHC that we then operated were pursuant to management agreements.

Pursuant to the restructuring of our business arrangements with DHC, effective as of January 1, 2020:

•our five then existing master leases with DHC as well as our then existing management and pooling agreements with DHC were terminated and replaced with new management agreements and a related omnibus agreement;

•we issued 10,268,158 of our common shares to DHC and an aggregate of 16,118,849 of our common shares to DHC’s shareholders of record as of December 13, 2019;

•as consideration for the share issuances, DHC provided to us $75,000 by assuming certain of our working capital liabilities and through cash payments; we recognized $22,899 in loss on termination of leases, representing the excess of the fair value of the share issuances of $97,899 compared to the consideration of $75,000 paid by DHC. As of December 31, 2020, DHC assumed $51,547 of our working capital liabilities as part of the $75,000 it provided to us for the share issuances. We received cash of $23,453 from DHC during the year ended December 31, 2020; and

•pursuant to a guaranty agreement dated as of January 1, 2020 and amended and restated on June 9, 2021, made by us in favor of DHC’s applicable subsidiaries, we have guaranteed the payment and performance of each of our applicable subsidiary’s obligations under the applicable management agreements with DHC.

AlerisLife Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
We recognized transaction costs of $1,448 related to the 2020 restructuring of our business arrangements with DHC for the year ended December 31, 2020, respectively, which is included in general and administrative expenses in our consolidated statements of operations.

2021 Amendments to our Management Arrangements with DHC. As part of the implementation of the Strategic Plan, on June 9, 2021, we and DHC amended our management arrangements that were then in effect with the Master Management Agreement. See Notes 1 and 19 for additional information on the Strategic Plan. The principal changes to the management arrangements include:

•We agreed to cooperate with DHC to transition the operations for 107 senior living communities owned by DHC with approximately 7,400 living units that it then managed to other third party managers and to close one senior living community with approximately 100 living units, without payment of any termination fee to us;
•DHC will no longer have the right to sell up to an additional $682,000 of senior living communities managed by us and terminate our management of those communities without payment of a termination fee to us upon sale;
•DHC's ability to terminate the management agreement was revised: (i) to not commence until 2025; (ii) the maximum number of communities that may be terminated was reduced to 10% (from 20%) of the total managed portfolio by revenue per year; and (iii) to provide that achieving less than 80% (rather than 90%) of budgeted earnings before interest, taxes, and depreciation and amortization, or EBITDA, will be required to qualify as a “Non-Performing Asset” DHC will not be obligated to pay any termination fee to us if it exercises these termination rights;
•We will continue to manage for DHC 120 senior living communities we then managed for it;
•We closed the 27 skilled nursing units in CCRC communities that we will continue to manage with approximately 1,500 living units and are in the process of repositioning those units;
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
•RMR LLC assumed oversight of major community renovation or repositioning activities at the senior living communities that we continue to manage for DHC; and
•the term of our existing management agreements with DHC was extended by two years to December 31, 2036.
We and DHC entered into an amended and restated master management agreement, or the Master Management Agreement, for the senior living communities that we manage for DHC and interim management agreements for the senior living communities that we and DHC agreed to transition to new operators. These agreements replaced our prior management and omnibus agreements with DHC. In addition, we delivered to DHC a related amended and restated guaranty agreement pursuant to which we will continue to guarantee the payment and performance of each of our applicable subsidiary's obligations under the applicable management agreements.

Pursuant to the Master Management Agreement, we receive a management fee equal to 5% of the gross revenues realized at the applicable senior living communities plus reimbursement for our direct costs and expenses related to such communities. We also receive 3% of construction costs for construction projects we manage at the senior living communities we managed. Commencing with the 2021 calendar year, we may receive an annual incentive fee equal to 15% of the amount by which the annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of all senior living communities on a combined basis exceeds the target EBITDA for all senior living communities on a combined basis for such calendar year, provided that in no event shall the incentive fee be greater than 1.5% of the gross revenues realized at all senior living communities on a combined basis for such calendar year. The target EBITDA for those communities on a combined basis is increased annually based on the greater of the annual increase of the Consumer Price Index, or CPI, or 2%, plus 6% of any capital investments funded at the managed communities on a combined basis in excess of the target capital investment. Unless otherwise agreed, the target capital investment increases annually based on the greater of the annual increase of CPI or 2%. Any senior living communities that are undergoing a major renovation or repositioning are excluded from the calculation of the incentive fee.

AlerisLife Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)

The Master Management Agreement expires in 2036, subject to our right to extend for two consecutive five-year terms if we achieve certain performance targets for the combined managed communities portfolio, unless earlier terminated. Pursuant to the Master Management Agreement, beginning in 2025, DHC will have the right to terminate up to 10% of the senior living communities, based on total revenues per year for failure to meet 80% of a target EBITDA for the applicable period.

As of December 31, 2021 and 2020, we managed 121 and 228 senior living communities, respectively, for DHC. We earned residential management fees of $43,457 and $59,928 from the senior living communities we managed for DHC for the years ended December 31, 2021 and 2020, respectively. In addition, we earned fees for our management of capital expenditure projects at the communities we managed for DHC of $3,615 and $2,467 for the years ended December 31, 2021 and 2020, respectively. These amounts are included in residential management fees in our consolidated statements of operations.

We also provide lifestyle services to residents at some of the senior living communities we manage for DHC, such as rehabilitation and wellness services. At senior living communities we manage for DHC where we provide rehabilitation and wellness services on an outpatient basis, the residents, third party payers or government programs pay us for those rehabilitation and wellness services. At senior living communities we manage for DHC where we provide inpatient rehabilitation and wellness services, DHC generally pays us for these services and charges for such services are included in amounts charged to residents, third party payers or government programs. We earned revenues of $9,177 and $25,687 for the years ended December 31, 2021 and 2020, respectively, for lifestyle services we provided at senior living communities we manage for DHC and that are payable by DHC. These amounts are included in lifestyle services revenues in our consolidated statements of operations.

We earned residential management fees of $407 and $485 for the years ended December 31, 2021 and 2020, respectively, for management services at a part of a senior living community DHC subleases to an affiliate, which amounts are included in residential management fees in our consolidated statements of operations.

During the year ended December 31, 2020, DHC sold nine senior living communities that we previously managed. Upon completion of these sales, our management agreements with DHC with respect to those communities were terminated. In addition, DHC also closed seven senior living communities and one building in one senior living community during the year ended December 31, 2020. For the year ended December 31, 2020, we recognized $2,685 of residential management fees related to these sold and closed communities. During the year ended December 31, 2021, we closed 1,532 SNF units and are in the process of repositioning them. We will continue to manage the repositioned units for DHC. For the years ending December 31, 2021 and 2020, we recognized $1,865 and $5,936 of residential management fees related to these closed SNF units, respectively.

During the year ended December 31, 2021 we transitioned the management of 107 senior living communities that we managed for DHC with approximately 7,400 living units to new operators. We closed one senior living community with approximately 100 living units that we manage for DHC in February 2022. During the year ended December 31, 2021, we closed all 1,532 SNF units within the 27 CCRC communities that we will reposition and continue to manage for DHC. For the years ended December 31, 2021 and 2020, we recognized $12,693 and $23,378 of residential management fees related to the management of these communities and units, respectively.

Ageility Clinics Leased from DHC. We lease space from DHC at certain of the senior living communities that we manage for DHC. We use this leased space for outpatient rehabilitation clinics. We recognized rent expense of $1,487 and $1,561 for the years ended December 31, 2021 and 2020, respectively, with respect to these leases.

11. Senior Living Communities Leased from PEAK.

We previously leased four senior living communities from PEAK. On September 30, 2021, we and PEAK terminated our lease for all four communities that we leased from PEAK. We recognized a $3,278 loss on lease termination for these communities during the year ended December 31, 2021. The loss was the aggregate of the lease termination fee of $3,100, other obligations of $548, legal transaction costs of $37, and the net derecognition carrying amounts of the Company's right of use asset of $16,055, leasehold improvements and other fixed assets of $1,174, partially offset by the remaining lease obligations of $17,636.

On March 8, 2021, we had entered into a second amendment to our master lease with PEAK, pursuant to which we agreed to pay a lease termination fee upon the sale by PEAK of any of the four communities we leased in an amount equal to the difference between: (i) the net present value of the allocated minimum rate payments that would otherwise have been

AlerisLife Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
payable with respect to that community for the period beginning on the sale date and ending on April 30, 2023 (discounted at 9%) and (ii) the net present value of the reinvestment returns of the net proceeds from the sale of the community (discounted at 9%), and assuming such net proceeds are reinvested for the period commencing on the sale date and ending on April 30, 2023 at a rate of 5.5%. The lease with PEAK was a "triple net" lease which required that we pay all costs incurred in the operation of the communities, including the cost of insurance and real estate taxes, maintaining the communities, and indemnifying the landlord for any liability which may arise from the operations during the lease term. We recognized rent expense for this lease for actual rent paid plus or minus a straight-line adjustment for scheduled minimum rent increases, which were not material to our consolidated financial statements. The right-of-use asset balance was decreased during the applicable periods for the amount of accrued lease payments, which amounts were not material to our consolidated financial statements.

On June 3, 2021, we entered into an operations transfer agreement to assist with the transfer of three of four communities that we leased from PEAK to new operators, subject to regulatory and other approvals. These three communities had 152 living units and had residential revenues of $4,409 and $6,935 and lease expense of $1,622 and $2,156 for the years ended December 31, 2021 and 2020, respectively.

On April 4, 2021, one of the communities that we leased from PEAK had a fire that caused extensive damage and the community remained out of service since that date and through our termination of our lease with PEAK. Insurance proceeds received for damage to the community of $1,500 were remitted to PEAK.

As of October 1, 2021, the PEAK communities were no longer part of our residential operations.

12. Shareholders’ Equity
We have common shares available for issuance under the terms of our equity compensation plan adopted in 2014, or the 2014 Plan. We awarded 1,084,600 and 155,150 of our common shares in 2021 and 2020, respectively, to our Directors, officers and others who provide services to us. We valued these shares based upon the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on the dates the awards were made, or $3,639 in 2021, based on a $3.36 weighted average share price and $1,073 in 2020, based on a $6.92 weighted average share price. Shares awarded to Directors vest immediately; one-fifth of the shares awarded to our officers and others (other than our Directors for awards made to them in that capacity) vest on the award date and on the four succeeding anniversaries of the award date. Our unvested common shares totaled 875,248 and 149,638 as of December 31, 2021 and 2020, respectively. Share based compensation expense is recognized ratably over the vesting period and is included in general and administrative expenses in our consolidated statements of operations. We recorded share based compensation expense of $1,484 and $513 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the estimated future stock compensation expense for unvested shares was $2,964 based on the award date closing share price for awards to our officers and others and non-employees. The weighted average period over which stock compensation expense will be recorded is approximately 2.5 years. As of December 31, 2021, 1,392,470 of our common shares remain available for issuance under the 2014 Plan.

In 2021 and 2020, employees and officers of us or RMR LLC who were recipients of our share awards were permitted to elect to have us withhold the number of their then vesting common shares with a fair market value sufficient to fund the minimum required tax withholding obligations with respect to their vesting share awards in satisfaction of those tax withholding obligations. During 2021 and 2020, we acquired through this share withholding process 70,818 and 7,912, respectively, common shares with an aggregate value of approximately $214 and $60, respectively.

On January 1, 2020, in connection with the restructuring of our business arrangements with DHC, we issued 10,268,158 of our common shares to DHC and an aggregate of 16,118,849 of our common shares to DHC’s shareholders of record as of December 13, 2019. As consideration for the share issuances, DHC provided to us $75,000 of additional consideration by assuming certain of our working capital liabilities and through cash payments. See Note 10 for further information on the restructuring of our business arrangements with DHC.

13. Commitments and Contingencies
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

AlerisLife Inc.
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

    On July 10, 2020, the parties of Lefevre v. Five Star Quality Care, Inc., agreed, without admitting fault, to settle Ms. Lefevre's individual and PAGA claims. The settlement was approved by the court, and final judgment on the settlement has been entered. The settlement amount was $3,062, of which $2,400 was allocated to us and $662 was allocated to DHC. The total settlement amount was paid on May 12, 2021. The settlement extinguished the Mandviwala v. Five Star Quality Care, Inc. d/b/a Five Star Quality Care - CA, Inc. and FVE Managers, Inc. lawsuit. We recognized our allocated amount for the settlement as an expense in our consolidated statements of operations during the year ended December 31, 2020.

In July 2021, we became aware of a potential issue with respect to completion of a form at one of the SNFs we previously managed for DHC. As a result of this discovery, we have made a voluntary self-disclosure to HHS, OIG, pursuant to the OIG's Provider Self-Disclosure Protocol. We submitted our initial disclosure to the OIG in January 2022 and we have recorded expenses for costs we incurred or expect to incur, including estimated OIG imposed penalties, as a result of this matter totaling $209 to general and administrative expenses in our consolidated statements of operations for the year ending December 31, 2021, all of which is accrued and not paid at December 31, 2021.

14. Business Management Agreement with RMR LLC

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

Fees. We pay RMR LLC an annual business management fee equal to 0.6% of our revenues. Revenues are defined as our total revenues from all sources reportable under GAAP, less any revenues reportable by us with respect to communities for which we provide management services plus the gross revenues at those communities determined in accordance with GAAP. Pursuant to our business management agreement with RMR LLC, we recognized business management fees of $6,039 and $8,230 for the years ended December 31, 2021 and 2020, respectively. These amounts are included in general and administrative expenses in our consolidated statements of operations for these periods.

Term and Termination. The current term of our business management agreement ends on December 31, 2022 and automatically renews for successive one-year terms unless we or RMR LLC give notice of nonrenewal before the end of an applicable term. RMR LLC may terminate our business management agreement upon 120 days’ written notice, and we may terminate upon 60 days’ written notice, subject to approval by a majority vote of our Independent Directors. If we terminate or elect not to renew our business management agreement other than for cause, as defined, we are obligated to pay RMR LLC a termination fee equal to 2.875 times the sum of the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of nonrenewal or termination.

Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. Under our business management agreement, we reimburse RMR LLC for our allocable costs for our internal audit function. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. The amounts recognized as expense for internal audit costs were $255 and $281 for the years ended December 31, 2021 and 2020, respectively. These amounts are included in general and administrative expenses in our consolidated statements of operations for these periods.

Transition Services. RMR LLC has agreed to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR LLC.

AlerisLife Inc.
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

15. Related Person Transactions
We have relationships and historical and continuing transactions with DHC, RMR LLC, ABP Trust and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors and officers who are also our Directors or officers. The RMR Group Inc., or RMR Inc., is the managing member of RMR LLC. The Chair of our Board and one of our Managing Directors, Adam D. Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. Jennifer B. Clark, our other Managing Director and our Secretary, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR LLC and an officer of ABP Trust. Certain of our officers, and DHC's officers, are also officers and employees of RMR LLC. Some of our Independent Directors also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Adam D. Portnoy serves as the chair of the board and as a managing director or managing trustee of those companies. Other officers of RMR LLC, including Ms. Clark, serve as managing trustees or managing directors of certain of these companies.

DHC. DHC is currently our largest shareholder, owning, as of December 31, 2021, 10,691,658 of our common shares, or 32.7% of our outstanding common shares. We manage for DHC most of the senior living communities we operate. RMR LLC provides management services to both us and DHC and Adam D. Portnoy is the chair of the board of trustees and a managing trustee of DHC. During 2020 and 2021, we and DHC completed restructurings of our business arrangements. We participate in a DHC property insurance program for the senior living communities we own and formerly leased. The premiums we pay for this coverage are allocated pursuant to a formula based on the profiles of the properties included in the program. Our program cost for the policy years ended June 30, 2021 and 2020 were $590 and $500, respectively. Included in accrued expenses and other current liabilities on our consolidated balance sheets at December 31, 2021 and 2020 are $20,345 and $30,090, respectively, that will be or were, as applicable, reimbursed by DHC and are included in due from related person. See Notes 1 and 10 for more information regarding our relationships, agreements and transactions with DHC and certain parties related to it and us.

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

AlerisLife Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
Our Manager, RMR LLC. We have an agreement with RMR LLC for RMR LLC to provide business management services to us. See Note 14 for more information regarding our management agreement with RMR LLC.

Share Awards to RMR LLC Employees. We have historically made share awards to certain RMR LLC employees who are not also Directors, officers or employees of us under our equity compensation plans. During the years ended December 31, 2021 and 2020, we awarded to such persons annual share awards of 164,600 and 21,150, respectively, common shares valued at $512 and $166, in aggregate, respectively, based upon the closing price of our common shares on Nasdaq on the dates the awards were made. Generally, one-fifth of these awards vest on the award date and one-fifth vests on each of the next four anniversaries of the award date. In certain instances, we may accelerate the vesting of an award, such as in connection with the award holder’s retirement as an officer of us or an officer or employee of RMR LLC. These awards to RMR LLC employees are in addition to the share awards to our Managing Directors, as Director compensation, and the fees we paid to RMR LLC. See Note 12 for more information regarding our stock awards and activity as well as certain stock purchases we made in connection with stock award recipients satisfying tax withholding obligations on vesting stock awards.

Retirement and Separation Arrangements. In connection with her retirement, on November 22, 2021, we entered into a letter agreement with Margaret Wigglesworth, our former Executive Vice President and Chief Operating Officer. Pursuant to the letter agreement, Ms. Wigglesworth continued to serve as the Executive Vice President and Chief Operating Officer through November 22, 2021, and continued to serve as our employee through December 31, 2021. Pursuant to the letter agreement, we paid Ms. Wigglesworth her current cash salary and benefits through December 31, 2021. In addition, subject to the satisfaction of certain other conditions, we made a cash payment of $404 to Ms. Wigglesworth in January 2022.

Adam D. Portnoy and ABP Trust. Adam D. Portnoy and ABP Trust and its subsidiaries owned approximately 2,017,615 of our common shares, representing 6.2% of our outstanding common shares as of December 31, 2021.

We are party to a Consent, Standstill, Registration Rights and Lock-Up Agreement, dated October 2, 2016, with Adam D. Portnoy, ABP Trust and certain other related persons, or the ABP Parties, under which, among other things, the ABP Parties have each agreed not to transfer, except for certain permitted transfers as provided for therein, any of our shares of common stock acquired after October 2, 2016, but not including shares issued under our equity compensation plans, for a lock-up period that ends on the earlier of (i) the 10 year anniversary of such agreement, (ii) January 1st of the fourth calendar year after our first taxable year to which no then existing net operating loss or certain other tax benefits may be carried forward by us, but no earlier than January 1, 2022, (iii) the date that we enter into a definitive binding agreement for a transaction that, if consummated, would result in a change of control of us, (iv) the date that our Board otherwise approves and recommends that our shareholders accept a transaction that, if consummated, would result in a change of control of us and (v) the consummation of a change of control of us.

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

We lease our headquarters from a subsidiary of ABP Trust, the controlling shareholder of RMR Inc. See Note 2 for more information on the lease of our headquarters.

16. Self-Insurance Reserves

We partially self-insure up to certain limits for workers’ compensation, professional and general liability and automobile insurance programs through an offshore captive insurance company subsidiary. Claims that exceed these limits are reinsured up to contractual limits and reserves for these programs are included in accrued self-insurance obligations in our consolidated balance sheets. We fully self-insure all health-related claims for our covered employees and reserves are included in accrued compensation and benefits in our consolidated balance sheets.

As of December 31, 2021 and 2020, we accrued reserves of $73,174 and $78,992, respectively, under these programs, of which $34,744 and $37,420 is classified as long-term liabilities. As of December 31, 2021 and 2020, we recorded $2,686 and $3,809, respectively, of estimated amounts receivable from the reinsurance companies under these programs.

AlerisLife Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
At December 31, 2021 our workers' compensation insurance program was secured by an irrevocable standby letter of credit totaling $26,850 and collateralized by approximately $22,899 of cash equivalents and $4,574 of debt and equity investments.

See Note 2 for further information on our critical accounting estimates and judgment involved in determining our self-insurance obligations.

17. Employee Benefit Plans
Employee 401(k) Plan. We have an employee savings plan, or our 401(k) Plan, under the provisions of Section 401(k) of the IRC. All of our employees are eligible to participate in our 401(k) Plan and are entitled upon termination or retirement to receive their vested portion of our 401(k) Plan assets. We match a certain amount of employee contributions. We also pay certain expenses related to our 401(k) Plan. Our contributions and related expenses for our 401(k) Plan were $529 and $257 for the years ended December 31, 2021 and 2020, respectively, of which $265 and $61, respectively, was recorded to wages and benefits in our consolidated statements of operations and $264 and $196, respectively, was recorded to general and administrative expenses in our consolidated statements of operations.

Non-Qualified Deferred Compensation Plan. In May 2018, our Board adopted a non-qualified deferred compensation plan, or our Deferred Compensation Plan, which we began offering to certain of our employees, including our executive officers, in August 2018. Participation in our Deferred Compensation Plan is limited to a group of highly compensated employees holding the position of administrator or director or a position above such levels, which group includes our named executive officers. Our Deferred Compensation Plan is an unfunded and unsecured deferred compensation arrangement. A participant may, on a pre-tax basis, elect to defer base salary and bonus up to the maximum percentages for such deferrals as described in our Deferred Compensation Plan. We may also, at our discretion, match deferrals made under our Deferred Compensation Plan, subject to a vesting schedule. Compensation deferred under our Deferred Compensation Plan was recorded in accrued compensation and benefits in our consolidated balance sheets as of December 31, 2021 and 2020. Expenses related to such deferred compensation were recorded in senior living wages and benefits and general and administrative expenses in our consolidated statements of operations. Compensation deferred under our Deferred Compensation Plan was $465 and $302 as of December 31, 2021 and 2020, respectively, which are included in our accrued compensation and benefits in our consolidated balance sheets.

18. COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the disease caused by COVID-19, a pandemic, or the Pandemic. The global spread of COVID-19 caused economic disruption worldwide, and although conditions have significantly improved in the United States since the low points experienced, significant uncertainty regarding the Pandemic's ultimate duration, severity and near and long term impacts remain. Governments in affected regions have implemented and may continue to from time-to-time implement, safety precautions, including quarantines, travel restrictions, business closures and other public safety measures.

During the Pandemic, we have experienced occupancy declines, increased labor costs and increased costs related to COVID-19 testing, medical and sanitation supplies and certain other costs. Additionally, we have purchased personal protective equipment, or PPE, to be used at our senior living communities and rehabilitation and wellness clinics. At December 31, 2021 and 2020, $6,082 and $9,701, respectively, of PPE for future use was included in prepaid expenses and other current assets in our consolidated balance sheets, respectively. PPE that is deployed to senior living communities that we manage on behalf of DHC is reimbursable to us by DHC. For the years ended December 31, 2021 and 2020 we deployed $3,278 and $5,132, respectively, of PPE to senior living communities that we manage on behalf of DHC.

In response to the Pandemic, the United States enacted the CARES Act on March 27, 2020. The CARES Act, among other things, provides billions of dollars of relief to certain individuals and businesses suffering from the impact of the Pandemic. Under the CARES Act, a Provider Relief Fund was established for allocation by HHS. The terms and conditions of the Provider Relief Fund require that the funds are utilized to compensate for lost revenues that are attributable to the Pandemic and for eligible costs to prevent, prepare for and respond to the Pandemic that are not covered by other sources. In addition, Provider Relief Fund recipients are subject to other terms and conditions, including certain reporting requirements. Any funds not used in accordance with the terms and conditions, must be returned to HHS. We record any funds we receive pursuant to the CARES Act as other operating income. We recognized other operating income of $7,795 and $3,435 for the years ended December 31, 2021 and 2020, respectively, related to funds we received pursuant to the CARES Act, primarily for our senior

AlerisLife Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
living communities for which we believe we have met the required terms and conditions to recognize the funds received as income.

The below table provides the funds we received and income we recognized for the years ending December 31, 2021 and 2020 by program.

	December 31, 2021		December 31, 2020
	Received	Recognized	Received	Recognized
General Distribution Funds
Phase 1	$—	$—	$1,720	$1,720
Phase 2	—	—	1,562	1,562
Phase 3	7,724	7,724	—	—
State Programs	71	71	88	88
Testing Equipment/Test kits	—	—	65	65
Total	$7,795	$7,795	$3,435	$3,435

The CARES Act delayed the payment of certain required federal tax deposits for payroll taxes, including the employer's share of Old-Age, Survivors, and Disability Insurance Tax, or Social Security, employment taxes, incurred between March 27, 2020 and December 31, 2020. Amounts were to be considered timely paid if 50% of the deferred amount was paid by December 31, 2021, and the remainder by December 31, 2022. As of December 31, 2020, we deferred $27,593 of employer payroll taxes, which are included in accrued compensation and benefits in our consolidated balance sheets as of December 31, 2020, of which $22,194 will be reimbursable to us by DHC pursuant to the management agreements and are included in due from related persons in our consolidated balance sheet at December 31, 2020. In September 2021, we paid the deferred amounts and received the amounts due from DHC.

The Sequestration Transparency Act of 2012 subjected all Medicare fee-for-service payments to a 2% sequestration reduction, or the 2% Medicare Sequestration. The CARES Act temporarily suspended the 2% Medicare Sequestration for the period from May 1, 2020 to March 31, 2021, which benefited our lifestyle services segment and the senior living communities we manage in the form of increased rates for services provided and the residential management fees we earn from these communities as a result. Increases in rates are recognized in revenue in the period services are provided. On April 14, 2021, President Biden signed into law legislation that further extended the temporary suspension of the 2% Medicare Sequestration until December 31, 2021.

19. Restructuring Expense

On April 9, 2021, we announced, as part of the Strategic Plan, the repositioning of the Company's residential management business to focus on larger independent living, assisted living and memory care communities as well as stand-alone independent living and active adult communities. These transition activities were substantially completed prior to December 31, 2021.

During the year ended December 31, 2021, the following actions were taken pursuant to the repositioning phase of the Strategic Plan, we:

•DHC amended our management arrangements on June 9, 2021. See Note 10 for additional information regarding the amendments to the management arrangements with DHC,

•Closed all 1,532 SNF living units in 27 managed CCRCs, and began collaborating with DHC to reposition these SNF units,

•Closed 27 of the 37 planned Ageility inpatient rehabilitation clinics,

•Transitioned the management of 107 senior living communities with approximately 7,400 living units to new operators,

•Recognized severance and retention costs of $16,191, and

AlerisLife Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
•Incurred other costs in connection with the closure of communities and units of $3,005.

A summary of the liabilities incurred combined with a reconciliation of the related components of the Strategic Plan restructuring expense recognized in the year ended December 31, 2021, follows, first by cost component and then by segment, the expenses are aggregated and reported in the line item Restructuring expenses in our consolidated statements of operations:

	Summary of Liabilities and Expenses as of and for the year ended December 31, 2021 (1)
Type of Expense:	Beginning Balance	Expenses Incurred	Payments	Ending Balance
Retention bonuses	$—	$7,100	$6,095	$1,005
Severance, benefits and transition expenses	—	9,091	7,654	1,437
Transaction expenses	—	3,005	2,517	488
Total	$—	$19,196	$16,266	$2,930
_______________________________________
(1)    No obligations related to the Strategic Plan were incurred in 2020. Accrued bonuses and other compensation are reported in the consolidated balance sheet as part of Accrued compensation and benefits and accrued transaction expenses are reported as part of Accrued expenses and other current liabilities in the consolidated balance sheet.

	Summary of Liabilities and Expenses as of and for the year ended December 31, 2021 (1)
By Segment:	Beginning Balance	Expenses Incurred	Payments	Ending Balance
Residential	$—	$13,311	$10,770	$2,541
Lifestyle Services	—	1,433	1,433	—
Corporate and Other	—	4,452	4,063	389
Total	$—	$19,196	$16,266	$2,930
_______________________________________
(1)    No obligations related to the Strategic Plan were incurred in 2020. Accrued bonuses and other compensation are reported in the consolidated balance sheet as part of Accrued compensation and benefits and accrued transaction expenses are reported as part of Accrued expenses and other current liabilities in the consolidated balance sheet.

In connection with the repositioning of our residential management services, we incurred restructuring obligations, recognized under ASC 420, Exit or Disposal Cost Obligations and ASC 712, Compensation-Nonretirement Postemployment Benefits-special termination benefits of $19,196, approximately $13,311 of which were reimbursed by DHC. These expenses include $7,100 of retention bonus payments, $9,091 of severance, benefits and transition expenses, and $3,005 of transaction expenses.

See Notes 1 and 10 for more information on the Strategic Plan and our business arrangements with DHC.

20. Subsequent Events

On January 10, 2022, we entered into the Third Amendment to the lease for our Corporate headquarters. See Note 2 for further information on this lease amendment.

On January 25, 2022, we changed our name from Five Star Senior Living Inc. to AlerisLife Inc.

On January 27, 2022, we closed on a $95,000 Loan, $63,000 was funded upon effectiveness of the Credit Agreement, including approximately $3,200 in closing costs and we terminated our Credit Facility. See Note 9 for further information on the Term Loan.

AlerisLife Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALERISLIFE INC.
By:	/s/ Katherine E. Potter
Katherine E. Potter President and Chief Executive Officer

Dated: February 23, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Katherine E. Potter	President and Chief Executive Officer (Principal Executive Officer)	February 23, 2022
Katherine E. Potter
/s/ Jeffrey C. Leer	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 23, 2022
Jeffrey C. Leer
/s/ Stephen R. Geiger	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2022
Stephen R. Geiger
/s/ Jennifer B. Clark	Managing Director	February 23, 2022
Jennifer B. Clark
/s/ Donna D. Fraiche	Independent Director	February 23, 2022
Donna D. Fraiche
/s/ Bruce M. Gans, M.D.	Independent Director	February 23, 2022
Bruce M. Gans, M.D.
/s/ Barbara D. Gilmore	Independent Director	February 23, 2022
Barbara D. Gilmore
/s/ Gerard M. Martin	Independent Director	February 23, 2022
Gerard M. Martin
/s/ Adam D. Portnoy	Managing Director	February 23, 2022
Adam D. Portnoy
/s/ Michael E. Wagner, M.D.	Independent Director	February 23, 2022
Michael E. Wagner, M.D.