Form 10-Q
period 2022-03-31
AlerisLife Inc.
filed 2022-05-03
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
or
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

Number of registrant’s shares of common stock, $0.01 par value, outstanding as of April 29, 2022: 32,550,895.

ALERISLIFE INC.
FORM 10-Q
March 31, 2022

References in this Quarterly Report on Form 10-Q to the Company, AlerisLife, we, us or our include AlerisLife Inc. and its consolidated subsidiaries, unless otherwise expressly stated or the context indicates otherwise.

This Quarterly Report on Form 10-Q includes our registered trademarks, such as “Five Star Senior Living”, “Bridge to Rediscovery”, "Ageility Physical Therapy Solutions” and "Ageility" which are our property and are protected under applicable intellectual property laws. Our trademark application for "AlerisLife" is currently pending. Solely for convenience, these trademarks referred to in this Quarterly Report on Form 10-Q may appear without the TM symbol, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks.

PART I. Financial Information
Item 1. Financial Statements
AlerisLife Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$88,054	$66,987
Restricted cash and cash equivalents	25,129	24,970
Accounts receivable, net	9,414	9,244
Due from related person	48,717	41,664
Debt and equity investments, of which $7,062 and $7,609 are restricted, respectively	17,835	19,535
Prepaid expenses and other current assets	22,479	24,433
Total current assets	211,628	186,833

Property and equipment, net	160,170	159,843
Operating lease right-of-use assets	6,123	9,197
Finance lease right-of-use assets	3,236	3,467
Restricted cash and cash equivalents	995	982
Restricted debt and equity investments	3,635	3,873
Other long-term assets	10,683	12,082
Total assets	$396,470	$376,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,868	$37,516
Accrued expenses and other current liabilities	36,830	31,488
Accrued compensation and benefits	31,087	34,295
Accrued self-insurance obligations	28,950	31,739
Operating lease liabilities	476	699
Finance lease liabilities	889	872
Due to related persons	4,332	3,879
Current portion of debt	422	419
Total current liabilities	114,854	140,907

Long-term liabilities:
Accrued self-insurance obligations	34,050	34,744
Operating lease liabilities	6,190	9,366
Finance lease liabilities	2,821	3,050
Long-term debt	66,770	6,364
Other long-term liabilities	247	256
Total long-term liabilities	110,078	53,780

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01: 75,000,000 shares authorized, 32,550,895 and 32,662,649 shares issued and outstanding, respectively	326	327
Additional paid-in-capital	461,468	461,298
Accumulated deficit	(290,794)	(281,064)
Accumulated other comprehensive income	538	1,029
Total shareholders’ equity	171,538	181,590
Total liabilities and shareholders' equity	$396,470	$376,277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlerisLife Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUES
Lifestyle services	$14,139	$19,553
Residential	15,386	17,057
Residential management fees	8,932	13,850
Total management and operating revenues	38,457	50,460
Reimbursed community-level costs incurred on behalf of managed communities	130,936	213,160
Other reimbursed expenses	3,750	5,480
Total revenues	173,143	269,100

Other operating income	42	7,793

OPERATING EXPENSES
Lifestyle services expenses	13,221	16,210
Residential wages and benefits	8,627	12,013
Other residential operating expenses	7,349	6,266
Community-level costs incurred on behalf of managed communities	130,936	213,160
General and administrative	18,192	22,641
Depreciation and amortization	3,163	2,940
Total operating expenses	181,488	273,230

Operating (loss) income	(8,303)	3,663

Interest, dividend and other income	80	84
Interest and other expense	(1,032)	(463)
Unrealized (loss) gain on equity investments	(632)	135
Realized (loss) gain on sale of debt and equity investments	(45)	96
Gain on termination of lease	279	—
(Loss) income before income taxes	(9,653)	3,515
Provision for income taxes	(77)	(200)
Net (loss) income	$(9,730)	$3,315

Weighted average shares outstanding—basic	31,787	31,530
Weighted average shares outstanding—diluted	31,787	31,662

Net (loss) income per share—basic	$(0.31)	$0.11
Net (loss) income per share—diluted	$(0.31)	$0.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlerisLife Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(9,730)	$3,315
Other comprehensive (loss) income:
Unrealized loss on debt investments, net of tax of $0	(494)	(294)
Realized loss on debt investments reclassified and included in net (loss) income, net of tax of $0	3	—
Other comprehensive loss	(491)	(294)
Comprehensive (loss) income	$(10,221)	$3,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlerisLife Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Three Months Ended March 31, 2022
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at January 1, 2022	32,662,649	$327	$461,298	$(281,064)	$1,029	$181,590
Net loss	—	—	—	(9,730)	—	(9,730)
Unrealized loss on debt investments, net of tax	—	—	—	—	(494)	(494)
Realized loss on debt investments reclassified and included in net loss, net of tax	—	—	—	—	3	3
Grants under share award plan and share-based compensation	—	—	193	—	—	193
Repurchases and forfeitures under share award plan	(111,754)	(1)	(23)	—	—	(24)
Balance at March 31, 2022	32,550,895	$326	$461,468	$(290,794)	$538	$171,538

	Three Months Ended March 31, 2021
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at January 1, 2021	31,679,207	$317	$460,038	$(251,139)	$1,316	$210,532
Net income	—	—	—	3,315	—	3,315
Unrealized loss on debt investments, net of tax	—	—	—	—	(294)	(294)
Grants under share award plan and share-based compensation	—	—	76	—	—	76
Repurchases and forfeitures under share award plan	(2,778)	—	(1)	—	—	(1)
Balance at March 31, 2021	31,676,429	$317	$460,113	$(247,824)	$1,022	$213,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlerisLife Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,730)	$3,315
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,163	2,940
Unrealized loss (gain) on equity investments	632	(135)
Realized loss (gain) on sale of debt and equity investments	45	(96)
Share-based compensation	169	75
Provision for losses on accounts receivables	178	260
Other non-cash (income) expense adjustments, net	(111)	157
Changes in assets and liabilities:
Accounts receivable	(348)	(714)
Due from related person	(7,053)	10,153
Prepaid expenses and other current assets	3,190	5,870
Accounts payable	(22,430)	947
Accrued expenses and other current liabilities	5,530	3,332
Accrued compensation and benefits	(3,208)	3,132
Due to related persons	453	(2,726)
Other current and long term liabilities	(3,548)	512
Net cash (used in) provided by operating activities	(33,068)	27,022

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(6,403)	(2,136)
Purchases of debt and equity investments	—	(130)
Proceeds from sale of debt and equity investments	667	337
Net cash used in investing activities	(5,736)	(1,929)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from borrowings	60,364	—
Repayments of borrowings	(109)	(103)
Repayments of finance lease principal	(212)	(196)
Net cash provided by (used in) financing activities	60,043	(299)

Increase in cash and cash equivalents and restricted cash and cash equivalents	21,239	24,794
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	92,939	109,597
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$114,178	$134,391

Reconciliation of cash and cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$88,054	$109,485
Current restricted cash and cash equivalents	25,129	23,717
Other restricted cash and cash equivalents	995	1,189
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$114,178	$134,391

Supplemental cash flow information:
Interest paid	$677	$203
Operating lease payments	256	969
Financing lease interest payments	73	89

Non-cash investing and financing activities:
Change in accrued capital	$3,391	$(20)
Right-of-use assets obtained in exchange for operating lease liabilities	(2,958)	9,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

1. Basis of Presentation and Organization

General. AlerisLife Inc., collectively with its consolidated subsidiaries, the Company, we, us or our, is a holding company incorporated in Maryland and substantially all of our business is conducted by our two segments: (i) our residential segment through our Five Star Senior Living, or Five Star brand and (ii) our lifestyle services segment primarily through our brands Ageility Physical Therapy Solutions and Ageility Fitness, or collectively Ageility, as well as Windsong Home Health. The accompanying condensed consolidated financial statements of the Company are unaudited. Certain information and disclosures required by the rules and regulations of the Securities and Exchange Commission, or the SEC, and U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted pursuant to SEC rules and regulations related to interim financial statements. We believe the disclosures made are adequate to make the information presented not misleading.

As of March 31, 2022, through our residential segment, we owned and operated or managed, 140 senior living communities located in 28 states with 19,999 living units, including 10,423 independent living apartments and 9,576 assisted living suites, which includes 1,861 of our Bridge to Rediscovery memory care units. We managed 120 of these senior living communities (17,899 living units) for Diversified Healthcare Trust, or DHC, and owned 20 of these senior living communities (2,100 living units). The foregoing numbers exclude living units categorized as out of service.

Our lifestyle services segment provides a comprehensive suite of lifestyle services including Ageility rehabilitation and fitness, Windsong Home Health and other home based, concierge services at senior living communities we own and operate or manage as well as at unaffiliated senior living communities. As of March 31, 2022, Ageility operated ten inpatient rehabilitation clinics in senior living communities owned by DHC that are not operated by Five Star. As of March 31, 2022, Ageility operated 201 outpatient rehabilitation clinics, of which 106 were located at Five Star operated senior living communities and 95 were located within senior living communities not operated by Five Star.

Reclassifications. We have made reclassifications to the financial statements of prior periods to conform to the current period presentation. These reclassifications had no effect on net income (loss) or shareholders’ equity.

The accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report. In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

2. Summary of Significant Accounting Policies

Estimates and Assumptions. The preparation of these condensed consolidated financial statements in conformity with GAAP, requires us to make estimates and assumptions that may affect the amounts reported in these condensed consolidated financial statements and related notes. Significant estimates in our condensed consolidated financial statements relate to revenue recognition, including contractual allowances and implicit price concessions, self-insurance reserves and estimates concerning our provision for income taxes or valuation allowance related to deferred tax assets.

Our actual results could differ from our estimates. We periodically review estimates and assumptions, and we reflect the effects of changes, if any, in the condensed consolidated financial statements in the period that they are determined.

There have been no changes to our significant accounting policies disclosed in our Annual Report. See Note 2 to our Consolidated Financial Statements included in Part IV, Item 15 of our Annual Report.

Recently Issued Accounting Pronouncements Not Yet Adopted. In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires a financial asset or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This ASU eliminates the probable initial recognition threshold and instead requires reflection of an entity’s current estimate of all expected credit losses. In addition, this ASU amends the current other-than-temporary impairment model for available for sale debt securities. The length of time that the fair value of an available for sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists and credit

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
losses will now be limited to the difference between a security’s amortized cost basis and its fair value. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amends the transition and effective date for nonpublic entities and smaller reporting companies, such as us, and clarifies that receivables arising from operating leases are not in the scope of this ASU. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies guidance around how to report expected recoveries. Entities will apply the provisions of the ASU as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This ASU is effective for smaller reporting companies for reporting periods beginning after December 15, 2022. We are currently assessing the potential impact that the adoption of this ASU (and the related clarifying guidance issued by the FASB) will have on our condensed consolidated financial statements.

3. Revenue and Other Operating Income

The following tables present revenue from contracts by segment with customers disaggregated by type of payer, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors:

	Three Months Ended March 31, 2022
	Residential		Lifestyle Services	Total
Private payer	$15,110		$94	$15,204
Medicare and Medicaid programs	253		9,241	9,494
Other third-party payer programs	23		4,804	4,827
Residential management fees	8,932	(1)	—	8,932
Reimbursed community-level costs incurred on behalf of managed communities	130,936	(1)	—	130,936
Other reimbursed expenses	3,750	(1)	—	3,750
Total revenues	$159,004		$14,139	$173,143
_______________________________________
(1)    Represents separate revenue sources earned from DHC; see Note 4 for discussion of Segment Information.

	Three Months Ended March 31, 2021
	Residential		Lifestyle Services	Total
Private payer	$16,787		$257	$17,044
Medicare and Medicaid programs	270		11,549	11,819
Other third-party payer programs	—		7,747	7,747
Residential management fees	13,850	(1)	—	13,850
Reimbursed community-level costs incurred on behalf of managed communities	213,160	(1)	—	213,160
Other reimbursed expenses	5,480	(1)	—	5,480
Total revenues	$249,547		$19,553	$269,100
_______________________________________
(1)    Represents separate revenue sources earned from DHC; see Note 4 for discussion of Segment Information.

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
Other operating income. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law. Under the CARES Act, the U.S. Department of Health and Human Services, or HHS, established the Provider Relief Fund. The Provider Relief Fund was further supplemented on December 27, 2020 by the Consolidated Appropriations Act, 2021. Retention and use of the funds received under the CARES Act are subject to certain terms and conditions, including certain reporting requirements. Other operating income includes income recognized for funds we have received pursuant to the Provider Relief Fund of the CARES Act for which we have determined that we were in compliance with the terms and conditions of the Provider Relief Fund of the CARES Act and other government grants. We recognize other operating income in our condensed consolidated statements of operations to the extent we estimate we have COVID-19 incurred losses or related costs for which provisions of the CARES Act is intended to compensate. The amount of income we recognize for these estimated losses and costs is limited to the amount of funds we received during the period in which the estimated losses and costs were recognized or incurred or, if funds were received subsequently, the period in which the funds were received. We recognized other operating income of $42 and $7,793 for the three months ended March 31, 2022 and 2021, respectively.

The below table provides the funds we received and income we recognized for the three months ended March 31, 2022 and 2021 by program.

	March 31, 2022		March 31, 2021
	Received	Recognized	Received	Recognized
General Distribution Funds
Phase 3	$—	$—	$7,724	$7,724
State Programs	42	42	69	69
Total	$42	$42	$7,793	$7,793

4. Segment Information

We do not allocate assets to operating segments and, therefore, no asset information is provided for reportable segments. Certain of our general and administrative expenses incurred at our corporate office are deemed centralized services and allocated amongst operating segments. Centralized services are largely determined by job function and allocated by percentage of each community's and clinic's gross revenues. Results of operations and selected financial information by reportable segment and the reconciliation to the condensed consolidated financial statements are as follows:

	Three Months Ended March 31, 2022
	Residential	Lifestyle Services	Corporate and Other	Total
Revenues	$159,004	$14,139	$—	$173,143
Other operating income	42	—	—	42
Operating expenses	152,891	13,334	15,263	181,488
Operating income (loss)	6,155	805	(15,263)	(8,303)
Allocated corporate and other costs	(6,190)	(707)	6,897	—
Other loss, net	(713)	—	(637)	(1,350)
(Loss) income before income taxes	(748)	98	(9,003)	(9,653)
Provision for income taxes	—	—	(77)	(77)
Net (loss) income	$(748)	$98	$(9,080)	$(9,730)

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31, 2021
	Residential	Lifestyle Services	Corporate and Other	Total
Revenues	$249,547	$19,553	$—	$269,100
Other operating income	7,774	19	—	7,793
Operating expenses	237,957	16,338	18,935	273,230
Operating income (loss)	19,364	3,234	(18,935)	3,663
Allocated corporate and other costs	(12,657)	(978)	13,635	—
Other loss, net	(122)	—	(26)	(148)
Income (loss) before income taxes	6,585	2,256	(5,326)	3,515
Provision for income taxes	—	—	(200)	(200)
Net income (loss)	$6,585	$2,256	$(5,526)	$3,315

5. Property and Equipment, net

Property and equipment, net consist of the following:

	March 31, 2022	December 31, 2021
Land	$12,155	$12,155
Buildings, construction in process and improvements	208,762	207,333
Furniture, fixtures and equipment	64,189	62,606
Property and equipment, at cost	285,106	282,094
Less: accumulated depreciation	(124,936)	(122,251)
Property and equipment, net	$160,170	$159,843

We recorded depreciation expense relating to our property and equipment of $2,685 and $2,691 for the three months ended March 31, 2022 and 2021, respectively.

6. Accumulated Other Comprehensive Income

Accumulated other comprehensive income of $538 and $1,029 as of March 31, 2022 and December 31, 2021, respectively, represents the unrealized gains and losses of our debt investments, net of tax. The cost of debt investments sold and for which realized gains and losses are reclassified and included in net income (loss) are determined on a specific identification basis.

7. Income Taxes

We recognized a provision for income taxes of $77 and $200 for the three months ended March 31, 2022 and 2021, respectively. The provision for income taxes for the three months ended March 31, 2022 and 2021 is related to state income taxes.

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

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted net (loss) income per share (in thousands):

	Three Months Ended March 31,
	2022	2021
Weighted average shares outstanding—basic	31,787	31,530
Effect of dilutive securities: unvested share awards	—	132
Weighted average shares outstanding—diluted (1)	31,787	31,662
_______________________________________
(1)    For the three months ended March 31, 2022, 1,017 of our unvested common shares were not included in the calculation of net loss per share—diluted because to do so would have been anti-dilutive.

9. Fair Values of Assets and Liabilities

Recurring Fair Value Measures

The tables below present certain of our assets measured at fair value at March 31, 2022 and December 31, 2021, categorized by the level of input used in the valuation of each asset.

	As of March 31, 2022
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$49,852	$49,852	$—	$—
Investments:
Total equity investments (2)	11,895	6,102	5,793	—
Total debt investments (3)	9,575	4,338	5,237	—
Total investments	21,470	10,440	11,030	—
Total	$71,322	$60,292	$11,030	$—

	As of December 31, 2021
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$26,417	$26,417	$—	$—
Investments:
Total equity investments (2)	13,033	6,980	6,053	—
Total debt investments (3)	10,375	4,612	5,763	—
Total investments	23,408	11,592	11,816	—
Total	$49,825	$38,009	$11,816	$—
_______________________________________
(1)    Cash equivalents consist of short-term, highly liquid investments and money market funds held primarily for obligations arising from our self-insurance programs. Cash equivalents are reported in our condensed consolidated balance sheets as cash and cash equivalents and current and long-term restricted cash and cash equivalents. Cash equivalents include $23,611 and $23,546 of balances that were restricted at March 31, 2022 and December 31, 2021, respectively. In addition to the cash equivalents of $49,852 and $26,417 at March 31, 2022 and December 31, 2021, respectively, reflected above, there were cash balances of $61,813 and $64,116 and restricted cash balances of $2,513 and $2,406 at March 31, 2022 and December 31, 2021, respectively.
(2)    The fair value of our equity investments is readily determinable. During the three months ended March 31, 2022 and 2021, we received gross proceeds of $481 and $337, respectively, in connection with the sales of equity investments and recorded gross realized gains totaling $0 and $96, respectively, and gross realized losses totaling $42 and $0, respectively.
(3)    As of March 31, 2022, our debt investments, which are classified as available for sale, had a fair value of $9,575 with an amortized cost of $9,773; the difference between the fair value and amortized cost amounts resulted from net unrealized losses of $198, inclusive of unrealized gains of $51. As of December 31, 2021, our debt investments had a fair value of $10,375 with an amortized cost of $10,079; the difference between the fair value and amortized cost amounts resulted from net unrealized gains of $296, net of unrealized losses of $10. Debt investments include $6,386 and $6,907 of

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
balances that were restricted as of March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, 69 debt investments we held, with a fair value of $5,055, had been in a loss position for less than 12 months and one of the debt investments we held, with a fair value of $51, had been in a loss position for greater than 12 months. We do not believe these investments are impaired primarily because they have not been in a loss position for an extended period of time, the financial conditions of the issuers of these investments remain strong with solid fundamentals as of March 31, 2022, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery, and other factors that support our conclusion that the loss is temporary. During the three months ended March 31, 2022 and 2021, we received gross proceeds of $204 and $0, respectively, in connection with the sales of debt investments and recorded gross realized losses of $3 and gross realized gains of $0 during the three months ended March 31, 2022. We record gains and losses on the sales of these investments using the specific identification method.

The amortized cost basis and fair value of available for sale debt securities at March 31, 2022, by contractual maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$1,398	$1,407
Due after one year through five years	3,743	3,729
Due after five years through ten years	3,552	3,435
Due after ten years	1,080	1,004
Total	$9,773	$9,575

Our financial assets (which include cash equivalents and investments) have been valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. During the three months ended March 31, 2022, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value.

The carrying value of accounts receivable and accounts payable approximates fair value as of March 31, 2022 and December 31, 2021. The carrying value and fair value of our debt was $67,192 and $67,142, respectively, as of March 31, 2022 and $6,783 and $7,689, respectively, as of December 31, 2021. These are categorized in Level 3 of the fair value hierarchy. We estimate the fair value of our debt by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.

Non-Recurring Fair Value Measures

We review the carrying value of our long-lived assets, including our right-of-use assets and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. For the three months ended March 31, 2022 and 2021 there were no non-recurring fair value adjustments related to long-lived assets.

10. Indebtedness

On January 27, 2022, certain of our subsidiaries entered into a credit and security agreement, or the Credit Agreement, with MidCap Funding VIII Trust as administrative agent and a lender, or MidCap. Under the terms of the Credit Agreement, we entered into a $95,000 senior secured term loan, or the Loan, $63,000 of which was funded upon effectiveness of the Credit Agreement, including approximately $3,200 in closing costs. The remaining proceeds include $12,000 for capital improvements at AlerisLife owned communities and an opportunity for another $20,000 that is available to us upon achieving certain financial targets. Certain of our subsidiaries are borrowers under the Credit Agreement and we and one of our subsidiaries provided a payment guarantee of up to $40,000 of the obligations under the Credit Agreement as well as non-recourse carve-outs. The guaranty is evidenced by a Guaranty and Security Agreement, or the Guaranty Agreement, made by us and one of our subsidiaries in favor of MidCap. Pursuant to the Guaranty Agreement, our subsidiary granted MidCap a security interest on all of the assets of the subsidiary. The Guaranty Agreement requires us and our subsidiary to comply with various covenants, including restricting our ability to make distributions to shareholders. The Loan is secured by real estate mortgages on 14 senior living communities owned by us, our assets and certain related collateral. The maturity date of the Loan is January 27, 2025. Subject to the payment of an extension fee of 35 basis points and meeting certain other conditions, we may elect to extend the stated maturity date of the Loan for two one year periods. We are required to pay interest on outstanding amounts at an annual base rate of the Secured Overnight Financing Rate, or SOFR, plus a term SOFR adjustment of 11 basis points (subject to a minimum base rate of 50 basis points) plus 450 basis points. The Credit Agreement requires interest only payments for the first two years and requires mandatory prepayment of the Loan on account of certain events of default. Voluntary prepayments made within 18 months of the effective date of the Loan will be subject to a prepayment fee, equal to the greater of the present value of remaining interest payments or 0.50% of the outstanding balance of the Loan as of the date of prepayment. The Loan may

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
thereafter be voluntarily prepaid without premium or penalty. The Company will be required to pay an exit fee between 1.0% and 1.5%, subject to the conditions set forth in the Credit Agreement, upon any prepayment of the Loan, which would be in addition to any prepayment fees that may be payable. The Loan provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, including a change of control of us, as defined in the Credit Agreement. The default rate of interest is 5.0% per annum in excess of the rate otherwise payable under the Credit Agreement. The Credit Agreement also contains a number of financial and other covenants including covenants that restrict the borrowers' ability to incur indebtedness or to pay or make distributions under certain circumstances and requires us to maintain certain financial ratios. The Credit Agreement also contains certain representations and warranties and reporting obligations. The annual interest rate on the Loan as of March 31, 2022 was 5.0%. We incurred aggregate interest expense related to our Loan of $715 for the three months ended March 31, 2022.

The Loan replaced our $65,000 secured revolving credit facility, the Credit Facility, which was governed by a credit agreement with a syndicate of lenders, and was scheduled to expire on June 12, 2022, before it was terminated on January 27, 2022. No borrowings were outstanding under the Credit Facility at the time we entered into the Credit Agreement. Our Credit Facility was available for general business purposes, including acquisitions, and provided for the issuance of letters of credit. We were required to pay interest at an annual rate of LIBOR plus a premium of 250 basis points per annum, or at a base rate, as defined in our credit agreement, plus 150 basis points per annum, on borrowings under our Credit Facility. We were also required to pay a quarterly commitment fee of 0.35% per annum on the unused portion of the available capacity under our Credit Facility. We also had a letter of credit issued under the Credit Facility which was terminated when we replaced the Credit Facility with the Loan. We incurred aggregate interest expense related to our Credit Facility of $28 and $253 for the three months ended March 31, 2022 and 2021, respectively.

At March 31, 2022, one of our senior living communities was encumbered by a mortgage note. This mortgage note contains standard mortgage covenants. We recorded a discount in connection with the assumption of this mortgage note as part of our acquisition of the senior living community secured by this mortgage in order to record this mortgage note at its then estimated fair value. We amortize this discount as an increase in interest expense until the maturity of this mortgage note. This mortgage note requires payments of principal and interest monthly until maturity. The following table is a summary of this mortgage note as of March 31, 2022:

Balance as of March 31, 2022		Contractual Stated Interest Rate	Effective Interest Rate	Maturity Date	Monthly Payment	Lender Type
$6,877	(1)	6.20%	6.70%	September 2032	$72	Federal Home Loan Mortgage Corporation
_______________________________________
(1)    Contractual principal payments excluding unamortized discount of $195.

We incurred interest expense, net of discount amortization, of $115 and $122 with respect to the mortgage note for the three months ended March 31, 2022 and 2021.

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
As of March 31, 2022, the required principal payments due during the next five years and thereafter under the terms of our mortgage note and Loan are as follows:

Year	Mortgage Principal Payment	Loan Principal Payment	Total
2022	$331	$—	$331
2023	469	—	469
2024	498	1,191	1,689
2025	531	61,809	62,340
2026	565	—	565
Thereafter	4,483	—	4,483
Total	6,877	63,000	69,877

Less: Unamortized net discount and issuance costs	(195)	(2,490)	(2,685)
Total debt	6,682	60,510	67,192

Less: Current portion of debt	(422)	—	(422)
Long-term debt	$6,260	$60,510	$66,770

At March 31, 2022, we had one irrevocable standby letter of credit outstanding, totaling $26,850. This letter of credit, which secures our workers' compensation insurance program, is collateralized by $22,919 of cash equivalents and $4,311 of debt and equity investments. This letter of credit expires in June 2022 and is automatically extended for one-year terms unless notice of nonrenewal is provided prior to the end of the applicable term. At March 31, 2022, the cash equivalents collateralizing this letter of credit are classified as short-term restricted cash and cash equivalents in our condensed consolidated balance sheets, and the debt and equity investments collateralizing this letter of credit are classified as short-term restricted debt and equity investments in our condensed consolidated balance sheets.

We believe we were in compliance with all applicable covenants under our Loan and mortgage note as of March 31, 2022.

11. Management Agreements with DHC

We manage for DHC most of the senior living communities that we operate.

2021 Amendments to our Management Arrangements with DHC. As part of the implementation of the repositioning of our residential management business, on June 9, 2021, we and DHC entered into an amended and restated master management agreement, or the Master Management Agreement, for the senior living communities that we manage for DHC and interim management agreements for the senior living communities that we and DHC agreed to transition to new operators. These agreements replaced our prior management and omnibus agreements with DHC. In addition, we delivered to DHC a related amended and restated guaranty agreement pursuant to which we will continue to guarantee the payment and performance of each of our applicable subsidiary's obligations under the applicable management agreements. The principal changes to the management arrangements include:

•We agreed to cooperate with DHC to transition the operations for 107 senior living communities owned by DHC with approximately 7,400 living units that we then managed to other third party managers and to close one senior living community with approximately 100 living units, without payment of any termination fee to us;

•DHC no longer has the right to sell up to an additional $682,000 of senior living communities managed by us and terminate our management of those communities without payment of a termination fee to us upon sale;
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

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
•We continue to manage for DHC 120 senior living communities we then managed for it;
•We closed the 27 skilled nursing units in CCRC communities that we continue to manage with approximately 1,500 living units and are in the process of repositioning those units;
•the incentive fee that we may earn in any calendar year for the senior living communities that we continue to manage for DHC will no longer be subject to a cap and that any senior living communities that are undergoing a major renovation or repositioning will be excluded from the calculation of the incentive fee and the incentive fee calculation will be reset pursuant to the terms of the management agreements as a result of expected capital projects DHC is planning in the next five years;
•The RMR Group LLC, or RMR, assumed oversight of major community renovation or repositioning activities at the senior living communities that we continue to manage for DHC; and
•the term of our existing management agreements with DHC was extended by two years to December 31, 2036.
See Note 1 to our Consolidated Financial Statements included in Part IV, Item 15 of our Annual Report for additional information.

Pursuant to the Master Management Agreement, we receive a management fee equal to 5% of the gross revenues realized at the applicable senior living communities plus reimbursement for our direct costs and expenses related to such communities. We also receive 3% of construction costs for construction projects we manage at the senior living communities we managed. We may also receive an annual incentive fee equal to 15% of the amount by which the annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of all senior living communities on a combined basis exceeds the target EBITDA for all senior living communities on a combined basis for such calendar year. The target EBITDA for those communities on a combined basis is increased annually based on the greater of the annual increase of the Consumer Price Index, or CPI, or 2%, plus 6% of any capital investments funded at the managed communities on a combined basis in excess of the target capital investment. Unless otherwise agreed, the target capital investment increases annually based on the greater of the annual increase of CPI or 2%. Any senior living communities that are undergoing a major renovation or repositioning are excluded from the calculation of the incentive fee.

The Master Management Agreement expires in 2036, subject to our right to extend for two consecutive five year terms if we achieve certain performance targets for the combined managed communities portfolio, unless earlier terminated. Pursuant to the Master Management Agreement, beginning in 2025, DHC will have the right to terminate up to 10% of the senior living communities, based on total revenues per year for failure to meet 80% of a target EBITDA for the applicable period.

As part of the repositioning of our residential management business, we transitioned the management of 107 senior living communities that we managed for DHC with approximately 7,400 living units to new operators during the third and fourth quarters of 2021. We closed one senior living community with approximately 100 living units that we managed for DHC in February 2022. During the year ended December 31, 2021, we closed all 1,532 SNF units within the 27 CCRC communities that we will reposition and continue to manage for DHC. For the three months ended March 31, 2021, we recognized $5,255 of residential management fees related to the management of these communities and units.

As of March 31, 2022 and 2021, we managed 120 and 228 senior living communities, respectively, for DHC. We earned residential management fees of $8,042 and $12,910 from the senior living communities we managed for DHC for the three months ended March 31, 2022 and 2021, respectively. In addition, we earned fees for our management of capital expenditure projects at the communities we managed for DHC of $790 and $834 for the three months ended March 31, 2022 and 2021, respectively. These amounts are included in residential management fees in our condensed consolidated statements of operations.

We also provide lifestyle services to residents at some of the senior living communities we manage for DHC, such as rehabilitation and wellness services. At senior living communities we manage for DHC where we provide rehabilitation and wellness services on an outpatient basis, the residents, third party payers or government programs pay us for those rehabilitation and wellness services. At senior living communities we previously managed for DHC where we currently provide or previously provided inpatient rehabilitation and wellness services, DHC generally pays us for these services and charges for such services are included in amounts charged to residents, third party payers or government programs. We earned revenues of $1,916 and $5,441 for the three months ended March 31, 2022 and 2021, respectively, for lifestyle services we provided at senior living

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
communities we previously managed for DHC and that were payable by DHC. These amounts are included in lifestyle services revenues in our condensed consolidated statements of operations.

We earned residential management fees of $100 and $106 for the three months ended March 31, 2022 and 2021, respectively, for management services at a part of a senior living community DHC subleases to an affiliate, which amounts are included in residential management fees in our condensed consolidated statements of operations.

12. Senior Living Communities Leased from Healthpeak Properties, Inc.

We previously leased four senior living communities from Healthpeak Properties, Inc., or PEAK. On September 30, 2021, we and PEAK terminated our lease for all four communities that we leased from PEAK. These four communities had approximately 200 living units and had residential revenues of $1,882 and lease expense of $726 for the three months ended March 31, 2021.

As of October 1, 2021, the PEAK communities were no longer part of our residential operations. For further information about our PEAK lease termination, see Note 11 included in Part IV, Item 15 of our Annual Report.

13. Business Management Agreement with RMR

RMR provides business management services to us pursuant to our business management and shared services agreement. We incurred aggregate fees and certain cost reimbursements payable to RMR of $1,225 and $1,804 for the three months ended March 31, 2022 and 2021, respectively. These amounts are included in general and administrative expenses in our condensed consolidated statements of operations.

For further information about our relationship with RMR, see Note 14 included in Part IV, Item 15 of our Annual Report.

14. Related Person Transactions

We have relationships and historical and continuing transactions with DHC, RMR, ABP Trust and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors and officers who are also our Directors or officers. The RMR Group Inc., or RMR Inc., is the managing member of RMR. The Chair of our Board and one of our Managing Directors, Adam D. Portnoy is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board, a managing director, the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Jennifer B. Clark, our other Managing Director and our Secretary, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR and an officer of ABP Trust. Certain of our officers, and DHC’s officers, are also officers and employees of RMR. Some of our Independent Directors also serve as independent trustees or independent directors of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as the chair of the boards and as a managing director or managing trustee of those companies. Other officers of RMR, including Ms. Clark, serve as managing trustees or managing directors of certain of these companies. In addition, officers of RMR and RMR Inc. serve as our officers and officers of other companies to which RMR or its subsidiaries provide management services.

DHC. DHC is currently our largest shareholder, owning, as of March 31, 2022, 10,691,658 of our common shares, or 32.8% of our outstanding common shares. We manage for DHC most of the senior living communities we operate. RMR provides management services to both us and DHC and Mr. Portnoy is the chair of the board of trustees and a managing trustee of DHC. Ms. Clark is a former managing trustee and the secretary of DHC. Included in accrued expenses and other current liabilities and accrued compensation and benefits on our condensed consolidated balance sheets are $21,807 and $20,716, respectively, at March 31, 2022, and $20,345 and $22,619, respectively, at December 31, 2021 that will be or were subsequently, as applicable, reimbursed by DHC and are included in due from related person.

We lease space from DHC at certain of the senior living communities that we manage for DHC. We use this leased space for Ageility outpatient rehabilitation clinics. We recognized rent expense of $322 and $397 for the three months ended March 31, 2022 and 2021, respectively, with respect to these leases.

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
See Note 11 for more information regarding our relationships, agreements and transactions with DHC and certain parties related to it and us.

RMR. We have an agreement with RMR for RMR to provide business management services to us. See Note 13 for more information regarding our management agreement with RMR.

Adam D. Portnoy and ABP Trust. Adam D. Portnoy and ABP Trust and its subsidiaries owned approximately 2,017,615 of our common shares, representing 6.2% of our outstanding common shares, as of March 31, 2022.

We lease our headquarters from a subsidiary of ABP Trust. On February 24, 2021, we and the ABP Trust subsidiary renewed the lease through December 31, 2031. As of the date of that renewal, the annual lease payments were scheduled to range from $1,026 to $1,395 over the term of the lease. On January 10, 2022, we and the ABP Trust subsidiary further amended the lease, which reduced the leased space from approximately 41,000 square feet to approximately 30,000 square feet. Commencing on July 1, 2022, the annual lease payments will range from $770 to $1,007 over the term of the lease. As a result of the 2022 amendment of the lease, we decreased our right-of-use asset and lease liability by $2,958 and $3,237, respectively, in the three months ended March 31, 2022 to reflect the terms of the amendment using a current incremental borrowing rate of 5.6%. Our rent expense for our headquarters, including utilities and real estate taxes that we pay as additional rent, was $476 and $477 for the three months ended March 31, 2022 and 2021, respectively, which amounts are included in general and administrative expenses. We recognized a right-of-use asset and lease liability, which amounts were $6,123 and $9,197 for the right-of-use asset and $6,666 and $10,065 for the lease liability as of March 31, 2022 and December 31, 2021, respectively. The right-of-use asset has been reduced by the amount of accrued lease payments, which amounts are not material to our condensed consolidated financial statements.

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

For further information about these and other such relationships and certain other related person transactions, see Note 15 included in Part IV, Item 15 of our Annual Report.

15. Commitments and Contingencies

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

In July 2021, we became aware of a potential issue with respect to completion of a form at one of the SNFs we previously managed for DHC. As a result of this discovery, we have made a voluntary self-disclosure to the Office of the Inspector General of HHS, or OIG, pursuant to the OIG's Provider Self-Disclosure Protocol. We submitted our initial disclosure to the OIG in January 2022 for costs we incurred or expect to incur as a result of this matter, including estimated OIG imposed penalties, totaling $392. $209 of this amount was recorded to general and administrative expenses in our consolidated statements of operations in 2021, and $183, which was an obligation of DHC, will be reimbursed by DHC and is included in due from related person.

In connection with our arrangement with Compass Group, we are obligated to repay amounts totaling $488 and $1,156, respectively, for incentives and transition costs incurred for the twenty communities that had been transitioned as of March 31, 2022, of which $443 and $893, respectively, would be reimbursable by DHC, if we terminate the agreement prior to the end of its initial term. We expect the majority of the remaining communities to transition by the end of the fiscal year.

AlerisLife Inc.
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

As of March 31, 2022 and December 31, 2021, we accrued reserves of $69,808 and $73,174, respectively, under these programs, of which $34,050 and $34,744 is classified as long-term liabilities. As of March 31, 2022 and December 31, 2021, we recorded $2,411 and $2,686, respectively, of estimated amounts receivable from the reinsurance companies under these programs.

At March 31, 2022 our workers' compensation insurance program was secured by an irrevocable standby letter of credit totaling $26,850 and collateralized by $22,919 of cash equivalents and $4,311 of debt and equity investments.

See Note 2 to our Consolidated Financial Statements included in Part IV, Item 15 of our Annual Report for further information on our critical accounting estimates and judgment involved in determining our self-insurance obligations.

17. Restructuring Expense

On April 9, 2021, we announced in connection with the repositioning of the Company's residential management business our focus on larger independent living, assisted living and memory care communities as well as stand-alone independent living and active adult communities. These transition activities were substantially completed prior to December 31, 2021.

A summary of the liabilities incurred combined with a reconciliation of the related components of restructuring expense recognized in the three months ended March 31, 2022, follows, first by cost component and then by segment, the expenses are aggregated and reported in the line item general and administrative expenses in our condensed consolidated statements of operations:

	Summary of Liabilities and Expenses as of and for the Three Months Ended March 31, 2022 (1)
Type of Expense:	Beginning Balance	Expenses Incurred	Payments	Ending Balance
Retention bonuses	$1,005	$(20)	$652	$333
Severance, benefits and transition expenses	1,437	(174)	1,124	139
Transaction expenses	488	40	62	466
Total	$2,930	$(154)	$1,838	$938
_______________________________________
(1)    No obligations related to the restructuring were incurred in 2022. The activity in 2022 relates to adjustments made to those obligations that were incurred in 2021 and recognized under ASC 420, Exit or Disposal Cost Obligations, and ASC 712, Compensation-Nonretirement Postemployment Benefits-special termination benefits. Accrued bonuses and other compensation are reported in the condensed consolidated balance sheet as part of accrued compensation and benefits and accrued transaction expenses are reported as part of accrued expenses and other current liabilities in the condensed consolidated balance sheet.

	Summary of Liabilities and Expenses as of and for the Three Months Ended March 31, 2022 (1)
By Segment:	Beginning Balance	Expenses Incurred	Payments	Ending Balance
Residential	$2,541	$—	$1,708	$833
Corporate and Other	389	(154)	130	105
Total	$2,930	$(154)	$1,838	$938
_______________________________________
(1)    No obligations related to the restructuring were incurred in 2022. The activity in 2022 relates to adjustments made to those obligations that were incurred in 2021 and recognized under ASC 420, Exit or Disposal Cost Obligations, and ASC 712, Compensation-Nonretirement Postemployment Benefits-special termination benefits. Accrued bonuses and other compensation are reported in the condensed consolidated balance sheet as part of accrued compensation and benefits and accrued transaction expenses are reported as part of accrued expenses and other current liabilities in the condensed consolidated balance sheet.

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

18. Subsequent Event

Katherine E. Potter resigned as our President and Chief Executive Officer effective April 30, 2022. Ms. Potter will remain with the Company as an employee through December 31, 2022 in order to assist in transitioning her duties and responsibilities.

In connection with Ms. Potter’s resignation, the Company entered into a separation agreement with Ms. Potter on May 2, 2022. Under the separation agreement, the Company will pay Ms. Potter $12 per month from May 2022 until December 31, 2022 and will pay her a lump sum cash payment in the amount of $483 in May 2022. Provided that Ms. Potter signs and does not revoke a release of claims, and subject to the satisfaction of certain other conditions, on December 31, 2022, the Company will make an additional cash payment to Ms. Potter in the amount of $483 and will fully accelerate the vesting of any unvested common shares of the Company previously awarded to Ms. Potter as of December 31, 2022, unless that date is accelerated pursuant to the separation agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and with our Annual Report on Form 10-K, or Annual Report.

Summary of Communities and Outpatient Rehabilitation Clinics

Presented below is a summary of the units owned and managed by us as of March 31, 2022:

Total
Units (1)
Independent living	10,423
Assisted living	7,715
Memory care	1,861
Total	19,999
_______________________________________
(1)    The units operated as of March 31, 2022 include 2,100 in Five Star senior living communities that we own and 17,899 in Five Star senior living communities we managed for DHC.

Presented below is a summary of the communities, units, average occupancy, quarter end occupancy, revenues and residential management fees for the Five Star senior living communities we manage for DHC, as of and for the three months ended March 31, 2022 (dollars in thousands):

	As of and for the three months ended March 31, 2022
	Communities	Units	Average Occupancy	Quarter End Occupancy	Community Revenues (1)	Management Fees
Independent and assisted living communities	120	17,899	74.1%	74.6%	$162,552	$8,932
Total	120	17,899	74.1%	74.6%	$162,552	$8,932
_______________________________________
(1)    Managed senior living communities' revenues do not represent our revenues, and are included to provide supplemental information regarding the operating results of the Five Star senior living communities from which we earn residential management fees.

Presented below is a summary of our Ageility outpatient rehabilitation clinics we operated as of and for the three months ended March 31, 2022 (dollars in thousands):

	As of and for the Three Months Ended March 31, 2022
	Number of Clinics	Total Revenue (1)(3)	Caseload as a % of census (4)	EBITDA Margin
Outpatient Clinics in Five Star Managed Communities, owned by DHC	91	$7,300	25.5%	4.6%
Outpatient Clinics at AlerisLife Owned Communities	15	761	27.9%	2.5%
Outpatient Clinics at Other Communities (2)	95	3,985	21.6%	0.6%
Total Outpatient Clinics	201	$12,046	23.8%	3.2%
_______________________________________
(1)    Excludes revenue of $1,916 earned during the three months ended March 31, 2022 for ten Ageility inpatient rehabilitation clinics.
(2)    Other communities include outpatient rehabilitation clinics at senior living communities not owned or managed by us.
(3)    Total Ageility revenue excludes home health care services, which are part of the lifestyle services segment.
(4)    Caseload as a percentage of census represents the number of Ageility customers divided by total census at the senior living communities where the Ageility outpatient rehabilitation clinics are located.

We currently expect to continue to diversify revenue through growth of our lifestyle service offerings, including opening new outpatient rehabilitation clinics and expanding our fitness and other home-based service offerings within and outside of Five Star senior living communities. Fitness offerings started as an extension of Ageility's outpatient rehabilitation services and, while representing only 6.2% of segment revenues for the three months ended March 31, 2022, fitness revenues increased to $0.9 million, or by 20.2% when compared to the same period in 2021 when it represented 3.7% of segment revenue. With respect to outpatient rehabilitation clinics, since January 1, 2021 we have opened 11 net new Ageility outpatient rehabilitation clinics, 15 of which were opened in 2021 (exclusive of the closure of 17 Ageility outpatient rehabilitation clinics in December 2021 in Five Star senior living communities that were transitioned to new operators or closed).

General Industry Trends

We believe that, in the United States, the current primary market for services to older adults is focused on individuals age 75 and older. As a result of medical advances, adults are living longer and expanding their options as to where they choose to reside as they age. The aging of the Baby Boomers and their increasing life expectancy are leading to a fundamental demographic shift. The U.S. age profile shows a 17.8% rise in the 75+ demographic in the last ten years. This is expected to rise even more significantly by 2030 (as evidenced by the aging boomers in the 65-74 age category)(1).

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

The senior living industry has been materially adversely impacted by the novel coronavirus SARS-CoV-2, or COVID-19, and the resulting pandemic, or the Pandemic, and its economic impact. The U.S. economy has been growing as the Pandemic conditions have significantly improved in the United States from their low points. Commercial activities have been increasingly returning to pre-Pandemic practices and operations as a result and because of recent and expected future government spending on relief from the Pandemic, infrastructure and other matters. However, there remains uncertainty as to the ultimate duration and severity of the Pandemic on commercial activities, including risks that may arise from (i) mutations or related strains of the virus, that may develop from time to time, (ii) the ability to successfully administer vaccinations to a sufficient number of persons or attain immunity to the virus by natural or other means to achieve herd immunity, and (iii) the impact on the U.S. economy that may result from the inability of other countries to administer vaccinations to their citizens or their citizens' ability to otherwise achieve immunity to the virus. For further information and risks relating to the Pandemic on us and our business, see Part I, Item 1, "Business—COVID Pandemic" and Part I, Item 1A, "Risk Factors", of our Annual Report.

Occupancy. As a result of the Pandemic, we have experienced overall declines in average occupancy at our owned and leased senior living communities. However, with the recent improvement to Pandemic conditions, we have experienced near-term increases in average occupancy from 68.3% for the three months ended March 31, 2021 to 71.0% for the three months ended March 31, 2022. Consistent with our owned and leased portfolio, the senior living communities we manage for DHC also have experienced average occupancy increases in average occupancy from 69.5% for the three months ended March 31, 2021 to 74.1% for the three months ended March 31, 2022.

With the reduction of COVID-19 cases, we have been able to significantly reduce or eliminate restrictions at our senior living communities, which has enabled us to shift our efforts to new admissions and resident programs. Despite the distribution of the COVID-19 vaccine, as a result of the ongoing effects of the Pandemic, there is a possibility of further occupancy declines in the near term, due to possible surge of COVID variant viruses, current residents leaving our senior living communities, restrictions on new residents moving into and/or touring our senior living communities and the possibility that older adults will forego or delay moving into senior living communities because of perceived safety issues associated with the Pandemic. Our revenues are largely dependent on occupancy at our senior living communities and any decline in occupancy adversely impacts these revenues, unless we are able to offset those lost revenues with increased rates we charge our residents and clients or other sources of increased revenues.

Expenses. Our labor costs have been negatively impacted as a result of increased usage of temporary labor and increased labor costs for community based team member's due to market conditions, as well as rising health insurance costs caused by the Pandemic and by team members pursuing elective procedures that had been deferred or they were not able to obtain during the Pandemic. The Pandemic has also disrupted and continues to disrupt the global supply chain, including many of our medical and technological suppliers, due to factory closures and reduced manufacturing output. We believe that our current supplies and supplies we currently have on order should be sufficient to support our needs for the reasonably foreseeable future. We have undertaken efforts to mitigate potential future impacts on the supply chain by increasing our stock of critical materials to meet our expected increased needs for the reasonably foreseeable future and by identifying and engaging alternative suppliers.

1) Source: Bureau of labor statistics, 2021.

We continue to be alert to the potential for disruptions that could arise from the Pandemic and remain in close contact with our suppliers. Both labor costs and the costs of supplies and materials have been negatively impacted by the recent rise in inflation, and we expect these increased costs to continue to impact our results of operations for the foreseeable future. We incur these costs for our owned senior living communities, rehabilitation services clinics and corporate and regional operations. Although DHC is responsible for these costs at the senior living communities we manage for DHC, increases in these costs would reduce earnings before interest, taxes, depreciation and amortization, or EBITDA, realized at these communities and, hence, negatively impact our ability to earn, and the amount of, any incentive fees, as well as possibly impact other aspects of our management arrangements.

Results of Operations. We have experienced negative impacts on our operating results and on the operating results for those communities we manage for DHC as a result of the Pandemic. Although, as noted above, conditions have improved from the lows experienced during the Pandemic, the senior living industry continues to be negatively impacted by the Pandemic, and business at our owned and managed senior living communities and clinics continues to be below pre-Pandemic levels. Although we are cautiously optimistic that our business and operating results will continue to improve if and as the Pandemic wanes, we expect that it may take an extended period for our business to return to pre-Pandemic levels, if at all, and our business remains subject to decline if Pandemic conditions worsen or for other reasons. Going forward, the amounts and type of revenue, expense and cash flow impacts resulting from the Pandemic will be dependent on a number of factors, including: the speed, depth, geographic reach and duration of the spread of new variants or surges of the disease; the effectiveness of therapeutic treatments for COVID-19 to our residents, clients and team members; and consumer confidence and the demand for our communities and services.

More recently, an increase in labor costs due to worker shortages as well as a general increase in costs due to rising inflation have resulted in negative impacts on our operating results and on the operating results for those communities we manage for DHC. We also expect that other direct and indirect impacts of the Pandemic, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of older adults and their families to afford our services.

Senior Living Development. In the years prior to the Pandemic, increased access to capital and continued low-interest rates encouraged increased senior living development, particularly in areas where existing senior living communities have historically experienced high occupancy. This has resulted in a significant increase in new senior living community inventory entering the market in recent years, increasing competitive pressures on us, particularly in certain of our geographic markets. Although new development had been slowing prior to the onset of the Pandemic, and the impact of the Pandemic further impacted new development, we expect that the new inventory that entered the market will continue to have a competitive effect on our business for at least the next few years; these challenges may continue to be intensified as a result of the Pandemic and its impact on the senior living community industry.

Labor Market. We have increased the rates paid to community based team members in order to be competitive with the increasing rates in the market for these front line team members. We also have increased staffing needs at the communities we operate, for which we continue to use temporary staffing through our arrangements with staffing agencies to accommodate staffing shortages due to a tight labor market. The market for skilled front line workers within and outside of the senior living industry continues to be very competitive, and the current demand for those workers remains strong. As of March 31, 2022, there are approximately 11.3 million(1) jobs available in the United States, with only approximately 6.0 million(1) available workers. Our current rate of open positions is approximately 16.0%, a rate which will continue to result in increased expenses from temporary staffing and overtime and may restrict our ability to fully operate our senior living communities.

Management Arrangements with DHC

As part of the repositioning of our residential management business, we and DHC amended our management arrangements. For more information on the amendments to our management arrangements with DHC, see Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report or "Properties--Our Leases and Management Agreements with DHC" in Part I, Item 2 and Notes 1 and 10 included in Part IV, Item 15 of our Annual Report.

1) Source: Bureau of labor statistics, 2021.

Debt Financing

On January 27, 2022, we entered into a $95.0 million senior secured term loan, or the Loan, $63.0 million of which was funded upon effectiveness of a credit and security agreement, or the Credit Agreement, that we entered into with MidCap Funding VIII Trust, or MidCap, including approximately $3.2 million in closing costs. Upon entering into the Loan, our $65.0 million secured revolving facility, or our Credit Facility, that we had with a syndicate of lenders and was available for us to use for general business purposes, was terminated. At March 31, 2022, we had one mortgage note outstanding totaling $6.9 million. For more information about the Loan, our previous Credit Facility and our irrevocable standby letters of credit, see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Our Revenues

Our revenues are derived from the services we provide to residents at our senior living communities and to older adults through our lifestyle services, and these revenues are our primary source of cash to fund our operating expenses, including capital expenditures at the senior living communities we own and principal and interest payments on our debt.

Medicare and Medicaid programs provide operating revenues for lifestyle services and certain of our former skilled nursing facility, or SNF units. We derived approximately 5.5% and 4.3% of our consolidated revenues from these government-funded programs during the three months ended March 31, 2022 and 2021, respectively. Revenues from Medicare programs totaled $9.2 million and $11.5 million during the three months ended March 31, 2022 and 2021, respectively. Revenues from Medicaid programs totaled $0.3 million and $0.3 million during the three months ended March 31, 2022 and 2021, respectively. As the repositioning of our residential services has been completed, the concentration of revenues derived from Medicare and Medicaid will principally be earned in connection with our lifestyle services.

In connection with the repositioning of our residential management business, we transitioned 107 senior living communities managed for DHC, with approximately 7,400 living units to new operators and closed one senior living community with approximately 100 living units. In addition, we and DHC closed and are in the process of repositioning all 1,532 SNF living units in 27 managed continuing care retirement communities, or CCRCs. For the three months ended March 31, 2021, we recognized $5.3 million of residential management fees related to these senior living communities and units. Through March 31, 2022, we also closed 27 of the 37 Ageility inpatient rehabilitation clinics. For the three months ended March 31, 2021, we recognized $5.4 million of revenue related to all 37 inpatient rehabilitation clinics. For the three months ended March 31, 2022, we recognized $1.9 million revenue related to the ten inpatient rehabilitation clinics we continue to operate.

Effective September 30, 2021, we terminated our lease for four communities with approximately 200 living units. These four communities had approximately 200 living units and had residential revenues of $1.9 million for the three months ended March 31, 2021. For more information regarding the termination of these leases, see Note 12 to our condensed consolidated financial statements in Part I, Item I of this Quarterly Report.

Federal and state governments have taken a number of actions to respond to the Pandemic. Certain of these actions may increase our operational costs or reduce our revenue, while others are designed to alleviate the adverse operational and financial consequences related to the Pandemic on operators of long-term care and senior living communities like us.

For further information regarding federal actions in response to the Pandemic, government healthcare funding and regulation and their possible impact on us and our business, revenues and operations, see the sections captioned “Business—Government Regulation and Reimbursement” in Part I, Item I of our Annual Report.

Results of Operations

We operate in two reportable segments: (1) residential and (2) lifestyle services. In the residential segment, we manage for others and operate, respectively, primarily independent living communities and assisted living communities and an active adult community that are subject to centralized oversight and provide housing and services to older adults. Included in the results of the assisted living communities are memory care living units. In the lifestyle services segment, we provide a comprehensive suite of rehabilitation and wellness services, including physical, occupational, speech and other specialized therapy services, in inpatient and outpatient clinics as well as home health and fitness services.

For the three months ended March 31, 2021, we recognized $5.3 million of residential management fees related to the senior living communities and units that we previously managed for DHC, that have been transitioned to other operators or were closed pursuant to the repositioning of our residential management business. For the three months ended March 31, 2022 and 2021 we recognized lifestyle services revenue of $1.9 million and $5.4 million, respectively, related to the inpatient rehabilitation clinics. The information in the Key Statistical Data table below includes those communities, units and clinics in the results reported.

All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation, professional and general liability and certain automobile insurance programs.

Key Statistical Data For the Three Months Ended March 31, 2022 and 2021:

The following tables present a summary of our operations for the three months ended March 31, 2022 and 2021 (dollars and visits in thousands, except RevPAR and RevPOR):

	Three Months Ended March 31,		Increase/(Decrease)
	2022	2021(2)	Amount	Percent
REVENUES
Lifestyle services	$14,139	$19,553	$(5,414)	(27.7)%
Residential	15,386	17,057	(1,671)	(9.8)%
Residential management fees	8,932	13,850	(4,918)	(35.5)%
Total management and operating revenues	38,457	50,460	(12,003)	(23.8)%
Reimbursed community-level costs incurred on behalf of managed communities	130,936	213,160	(82,224)	(38.6)%
Other reimbursed expenses	3,750	5,480	(1,730)	(31.6)%
Total revenues	173,143	269,100	(95,957)	(35.7)%

Other operating income	42	7,793	(7,751)	(99.5)%

OPERATING EXPENSES
Lifestyle services expenses	13,221	16,210	(2,989)	(18.4)%
Residential wages and benefits	8,627	12,013	(3,386)	(28.2)%
Other residential operating expenses	7,349	6,266	1,083	17.3%
Community-level costs incurred on behalf of managed communities	130,936	213,160	(82,224)	(38.6)%
General and administrative	18,192	22,641	(4,449)	(19.7)%
Depreciation and amortization	3,163	2,940	223	7.6%
Total operating expenses	181,488	273,230	(91,742)	(33.6)%

Operating (loss) income	(8,303)	3,663	(11,966)	n/m

Interest, dividend and other income	80	84	(4)	(4.8)%
Interest and other expense	(1,032)	(463)	(569)	n/m
Unrealized (loss) gain on equity investments	(632)	135	(767)	n/m
Realized (loss) gain on sale of debt and equity investments	(45)	96	(141)	n/m
Gain on termination of lease	279	—	279	n/m
(Loss) income before income taxes	(9,653)	3,515	(13,168)	n/m
Provision for income taxes	(77)	(200)	123	(61.5)%
Net (loss) income	$(9,730)	$3,315	$(13,045)	n/m

Owned and leased communities:
Number of communities (end of period)	20	24	(4)	(16.7)%
Number of living units (end of period) (1)	2,100	2,302	(202)	(8.8)%
Quarter end occupancy at March 31,	72.1%	68.2%	390 bps	5.7%
Average occupancy	71.0%	68.3%	270 bps	4.0%
RevPAR (3)	$2,443	$2,479	$(36)	(1.5)%
RevPOR (4)	$3,444	$3,630	$(186)	(5.1)%

Managed communities:
Number of communities (end of period)	120	228	(108)	(47.4)%
Number of living units (end of period) (1)	17,899	26,963	(9,064)	(33.6)%
Quarter end occupancy at March 31,	74.6%	70.2%	440 bps	6.3%
Average occupancy	74.1%	69.5%	460 bps	6.6%
RevPAR (3)	$3,027	$3,213	$(186)	(5.8)%
RevPOR (4)	$4,084	$4,623	$(539)	(11.7)%

Lifestyle services:
Caseload as a % of Census (5)	23.8%	26.8%	(300) bps	(11.2)%
Number of visits at outpatient clinics	144	149	(5)	(3.4)%
Number of inpatient clinics (end of period)	10	37	(27)	(73.0)%
Number of outpatient clinics (end of period)	201	215	(14)	(6.5)%
Total clinics	211	252	(41)	(16.3)%
_______________________________________
n/m - not meaningful
(1)    Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(2)    The following were included in the summary of operations for the three months ended March 31, 2021 that were not included for the three months ended March 31, 2022 (i) 107 senior living communities managed for DHC with approximately 7,400 living units that were transitioned to new operators during 2021 and one senior living community with approximately 100 living units that we managed for DHC that was closed in February 2022, (ii) 1,532 SNF units that were closed in 27 CCRCs during 2021 which are in the process of being repositioned and which we will continue to manage for DHC, (iii) 27 Ageility inpatient rehabilitation clinics that were closed during 2021, (iv) 17 Ageility outpatient rehabilitation clinics, that were closed during 2021 in senior living communities that were transitioned to a new operator or closed and (v) four leased communities with approximately 200 living units where the lease was terminated during 2021.
(3)    RevPAR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of available units for the period, divided by the number of months in the period. Data for the three months ended March 31, 2022 and 2021 exclude income received by senior living communities under the Provider Relief Fund of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and other governmental grants.
(4)    RevPOR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of occupied units for the period, divided by the number of months in the period. Data for the three months ended March 31, 2022 and 2021 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act and other governmental grants.
(5)    Caseload as a percentage of census represents the number of Ageility customers divided by total census at the senior living communities where the Ageility outpatient rehabilitation clinics are located.

Comparable Communities and Outpatient Clinics

Comparable communities and outpatient rehabilitation clinics (senior living communities and outpatient rehabilitation clinics that we have continually operated or managed since January 1, 2021, excluding inpatient rehabilitation clinics) results for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, are listed below (dollars in thousands, except RevPOR and RevPAR):

	Three Months Ended March 31,		Increase/(Decrease)
	2022(2)	2021(2)	Amount	Percent
REVENUES
Lifestyle services	$11,670	$13,288	$(1,618)	(12.2)%
Residential	15,393	15,248	145	1.0%
Residential management fees	8,930	8,580	350	4.1%
Other operating income	42	6,979	(6,937)	(99.4)%

OPERATING EXPENSES
Lifestyle services expenses	11,292	11,378	(86)	(0.8)%
Residential wages and benefits	8,640	10,965	(2,325)	(21.2)%
Other residential operating expenses	7,088	5,051	2,037	40.3%

Owned communities:
Number of communities (end of period)	20	20	—	—%
Number of living units (end of period) (1)	2,100	2,099	1	—%
Quarter end occupancy at March 31,	72.1%	69.0%	310 bps	4.5%
Average occupancy	71.0%	68.9%	210 bps	3.0%
RevPAR (3)	$2,443	$2,421	$22	0.9%
RevPOR (4)	$3,444	$3,515	$(71)	(2.0)%

Managed communities:
Number of communities (end of period)	120	120	—	—%
Number of living units (end of period) (1)	17,899	17,906	(7)	—%
Quarter end occupancy at March 31,	74.6%	73.2%	140 bps	1.9%
Average occupancy	74.1%	72.7%	140 bps	1.9%
RevPAR (3)	$3,027	$2,946	$81	2.7%
RevPOR (4)	$4,084	$4,051	$33	0.8%

Lifestyle services:
Caseload as a % of census (5)	23.9%	27.0%	(310) bps	(11.5)%
Number of visits at outpatient clinics	137	140	(3)	(2.1)%
Number of inpatient clinics (end of period)	—	—	—	—%
Number of outpatient clinics (end of period)	185	185	—	—%
Total clinics	185	185	—	—%
_______________________________________
n/m - not meaningful

(1)    Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(2)    The three months ended March 31, 2022 and 2021 include data for 20 owned senior living communities, 120 managed senior living communities and 185 outpatient rehabilitation clinics that we have continuously owned or managed since January 1, 2021. The summary of operations for comparable communities and clinics excludes (i) 1,532 SNF living units that were closed in 27 CCRCs which are in the process of being repositioned and which we will continue to manage for DHC and (ii) ten Ageility inpatient rehabilitation clinics.
(3)    RevPAR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of available units for the period, divided by the number of months in the period. Data for the three months ended March 31, 2022 and 2021 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act and other governmental grants.
(4)    RevPOR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of occupied units for the period, divided by the number of months in the period. Data for the three months ended March 31, 2022 and 2021 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act and other governmental grants.
(5)    Caseload as a percentage of census represents the number of Ageility customers divided by total census at the senior living communities where the Ageility outpatient rehabilitation clinics are located.

The following is a discussion of our operating results for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Lifestyle services revenues. The decrease in lifestyle services revenues is primarily due to a decrease in inpatient rehabilitation clinic revenues of $3.5 million and outpatient rehabilitation clinic revenues of $1.9 million. The reduction of our inpatient rehabilitation clinic revenues is primarily associated with the closure of 27 inpatient rehabilitation clinics in the second quarter of 2021 in accordance with the repositioning of the residential management business. The reduction of our outpatient rehabilitation clinic revenues primarily resulted from a decrease in outpatient visits, the $0.6 million impact of the closure of 17 outpatient rehabilitation clinics in December 2021 in communities that were transitioned to new operators or closed and the net reduction of four outpatient rehabilitation clinics during the three months ended March 31, 2022, as well as the $0.7 million impact of a Medicare fee schedule rate cut in 2022; these decreases were partially offset by the full 2022 first quarter impact of 15 net new outpatient rehabilitation clinics opened during the year ended December 31, 2021. Our fitness services revenue continued to expand during the quarter and partially offset the declines from our inpatient and outpatient rehabilitation clinic closures with an increase in revenue of $0.1 million, a 20.2% increase over the prior year. Fitness services revenue during the quarter represented 6.2% of total lifestyle services revenue, an increase from 3.7%. The decrease in lifestyle services revenues at our comparable clinics is due to the $0.6 million impact of a Medicare fee schedule rate cut in 2022 as well as a decrease in outpatient visits for the three months ended March 31, 2022.

Residential revenues. The decrease in residential revenues is primarily due to the termination of a lease for four communities on September 30, 2021. The discontinuation of these four communities resulted in a decrease in revenues of $1.9 million. This decrease was partially offset by an increase in average occupancy from 68.3% for the three months ended March 31, 2021 to 71.0% for the three months ended March 31, 2022 at our owned senior living communities. The increase in residential revenues at our comparable communities are primarily due to the increase in average occupancy from 68.9% for the three months ended March 31, 2021 to 71.0% for the three months ended March 31, 2022, partially offset by an increase of $0.4 million in residential fee discounts and concessions we provided to increase occupancy.

Residential management fees. The decrease in residential management fees is due to declines in gross revenues at the senior living communities we manage, primarily caused by the transitioning of approximately 7,400 living units to new operators and the closure of 100 living units subsequent to March 31, 2021, resulting in a decrease in residential management fees of $3.9 million, and the closure of approximately 1,500 SNF living units subsequent to March 31, 2021, resulting in a decrease in residential management fees of $1.4 million. These declines in gross revenues as a result of the repositioning of the residential management business have been partially offset with the improvement in average occupancy from 69.5% for the three months ended March 31, 2021 to 74.1% for the three months ended March 31, 2022. The increase in residential management fees at our comparable senior living communities was primarily due to the improvement in gross revenues at the senior living communities we manage related to the increase in average occupancy from 72.7% for the three months ended March 31, 2021 to 74.1% for the three months ended March 31, 2022, as well as due to an increase in residential construction management fees we earn on construction projects we manage.

Reimbursed community-level costs incurred on behalf of managed communities. The decrease in reimbursed community-level costs incurred on behalf of managed communities was primarily due to the transitioning of the management of approximately 7,400 living units to new operators subsequent to March 31, 2021, and the closure of 100 living units in February 2022 and approximately 1,500 SNF living units subsequent to March 31, 2021.

Other reimbursed expenses. Other reimbursed expenses represent reimbursements that arise from certain centralized services we provide pursuant to our management agreements with DHC. The decrease in other reimbursed expenses was primarily due to a decrease in the expenses that are reimbursable as a result of the reduced corporate headcount of approximately 27.0% in connection with the repositioning of our residential management business.

Other operating income. Other operating income represents funds received and recognized under the Provider Relief Fund of the CARES Act General Fund Distribution and other government grants The decrease in other operating income was due to the decrease in Cares Act funds received during the 2022 period.

Lifestyle services expenses. The decrease in lifestyle services expenses is primarily due to $2.7 million of lifestyle services expenses that had been incurred during the three months ended March 31, 2021 with respect to the 27 inpatient rehabilitation clinics that were subsequently closed in the second quarter of 2021 in accordance with the repositioning of our residential management business, as well as $0.5 million of expenses related to 17 outpatient rehabilitation clinics that were subsequently closed in December 2021 in communities that were transitioned to new operators or closed and the net reduction of four outpatient rehabilitation clinics during the three months ended March 31, 2022. Those decreases were partially offset by the full quarter impact of 15 net new outpatient rehabilitation clinics opened during the year ended December 31, 2021. The decrease in lifestyle services expenses at our comparable clinics was due to the decrease in outpatient rehabilitation clinic visits during the three months ended March 31, 2022 when compared to the same quarter in the prior year.

Residential wages and benefits. The decrease in residential wages and benefits is primarily due to decreased medical insurance and workers compensation costs as a result of a reduction in claims received compared to the first quarter of 2021, as well as the termination of a lease for four communities on September 30, 2021, which resulted in a decrease in residential wages and benefits of $1.0 million. These decreases were partially offset by an increase in labor costs due to rising wages, temporary staffing needs and market conditions. The decrease in residential wages and benefits at our comparable communities is primarily due to decreased costs for medical insurance and workers compensation costs, partially offset by higher labor costs.

Other residential operating expenses. Other residential operating expenses are comprised of utilities, housekeeping, dietary, repairs and maintenance, insurance and other community-level costs. The increase in other residential operating expenses is primarily due to increased self-insurance obligations, as well as increased costs related to building maintenance, utilities, disposable food supplies, professional fees and other costs that have been impacted by rising inflation and supply chain issues. This increase was partially offset by the termination of a lease for four communities on September 30, 2021, which resulted in a decrease in other residential operating expenses of $1.4 million. The increase in other residential operating expenses at our comparable communities is primarily due to increased costs associated with our self-insurance obligations as well as increases in costs related to building maintenance, utilities, disposable food supplies, professional fees and other costs that have been impacted by rising inflation and supply chain issues.

General and administrative. The decrease in general and administrative expenses was primarily attributable to lower corporate wages and benefits due to reduced corporate headcount of approximately 27.0% in connection with the repositioning of the residential management business and lower fees for services performed by RMR due to a decrease in revenues to which those fees are related to.

Depreciation and amortization. The increase in depreciation and amortization is primarily due to an increase in depreciation as a result of the significant investment of capital in our owned communities, partially offset by the termination of a lease for four communities on September 30, 2021, which resulted in a decrease in depreciation and amortization of $0.2 million.

Interest, dividend and other income. Interest, dividend and other income consists of interest earned primarily on our debt and equity investments.

Interest and other expense. Interest and other expense consists primarily of amortization of deferred financing fees and commitment fees related to our Credit Facility, and interest on our finance leases and mortgage note for the three months ended March 31, 2021. Interest and other expense consists primarily of interest expense on the Loan, amortization of deferred financing fees on the Loan, and interest on our finance leases and mortgage note for three months ended March 31, 2022. The increase in interest and other expense for the three months ended March 31, 2022 was due to interest related to the Loan.

Unrealized (loss) gain on equity investments. Unrealized (loss) gain on equity investments represents adjustments made to our investments in equity securities to record amounts at fair value.

Realized (loss) gain on sale of debt and equity investments. Realized (loss) gain on sale of debt and equity investments represents our realized gains and losses on investments.

Gain on termination of lease. Gain on termination of lease for the three months ended March 31, 2022 represents a $0.3 million gain on the partial termination of our headquarters lease.

Provision for income taxes. For the three months ended March 31, 2022 and 2021, we recognized a provision for income taxes of $0.1 million and $0.2 million, respectively. The provision for income taxes for the three months ended March 31, 2022 and 2021 is related to state income taxes.

Liquidity and Capital Resources

We require cash to fund our operating expenses, to make capital expenditures and to service our debt obligations. As of March 31, 2022, we had $88.1 million of unrestricted cash and cash equivalents. As of March 31, 2022, our restricted cash and cash equivalents included $22.9 million of bank term deposits in our captive insurance company. On January 27, 2022, we entered into the $95.0 million Loan, $63.0 million of which was funded upon effectiveness of the Credit Agreement, including approximately $3.2 million in closing costs. For more information about the Loan, see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

As of March 31, 2022 and December 31, 2021, we had current assets of $211.6 million and $186.8 million, respectively, and current liabilities of $114.9 million and $140.9 million, respectively.

The following table presents selected data on our operations from our condensed consolidated statements of cash flows for the periods presented (dollars in thousands):

	Three Months Ended March 31,
Net cash provided by (used in)	2022	2021	$ Change	% Change
Operating Activities	$(33,068)	$27,022	$(60,090)	n/m
Investing Activities	(5,736)	(1,929)	(3,807)	n/m
Financing Activities	60,043	(299)	60,342	n/m
Increase in cash and cash equivalents and restricted cash and cash equivalents	21,239	24,794	(3,555)	(14.3)%
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	92,939	109,597	(16,658)	(15.2)%
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$114,178	$134,391	$(20,213)	(15.0)%

Operating Activities

The decrease in cash flows used in operating activities for the three months ended March 31, 2022 compared to the same period in 2021 is primarily due to the increase in net loss of $13.0 million and decrease in accounts payable ($23.4 million) and due from related person ($17.2 million).

Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2022, increased as compared to the same period in 2021 primarily due to increased investments of property and equipment of $4.3 million for owned communities and shared services infrastructure.

Financing Activities

The increase in net cash provided by financing activities for the three months ended March 31, 2022, compared to the same period in 2021 is primarily due to the $60.4 million of proceeds received from the Loan, net of deferred financing fees.

Capital Expenditures

During the three months ended March 31, 2022, we invested $3.2 million primarily in our owned senior living communities and rehabilitation services clinics as well as shared services infrastructure. During the three months ended March 31, 2021, we invested $2.0 million primarily in our owned and leased senior living communities and rehabilitation clinics. DHC funds the capital expenditures at the senior living communities we manage for the account of DHC pursuant to our management agreements with DHC.

Liquidity

Our liquidity and capital funding requirements depend on numerous factors, including our operating results, our working capital requirements and capital expenditures to the extent not funded by DHC pursuant to our management agreements with DHC, general economic conditions and the cost of capital. Shortfalls in cash flows from operating results or other principal sources of liquidity may have an adverse impact on our ability to execute our strategy or to maintain appropriate capital spending levels. We believe we have adequate financial resources from our existing cash flows from operations, together with unrestricted cash on hand and amounts available under our Loan, to support our business for at least the next twelve months.

We are closely monitoring the effect of the Pandemic and the current inflationary conditions on our liquidity. We currently expect to use cash on hand and cash flows from operations to fund our future operations and capital expenditures, to the extent not funded or reimbursed by DHC pursuant to our management agreements with DHC. We also have up to $12.0 million of additional proceeds available from the Loan to fund capital improvements. DHC funds the operating and capital expenses for the senior living communities we manage for DHC. We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities, but we cannot be certain that we will be able to successfully carry out this intention, particularly because of the uncertainty surrounding the duration and severity of the current economic impact resulting from the Pandemic. A long, protracted and extensive decline in economic conditions or adverse market conditions in the senior living industry may cause a decline in financing availability and increased costs for financings.

Insurance

Increases over time in the cost of insurance, especially professional and general liability insurance, workers’ compensation and employee health insurance, have had an adverse impact upon our results of operations. We self-insure our professional and general liability and auto insurance. Our costs have increased as a result of the higher costs that we incur to settle claims and to purchase insurance for claims in excess of the self-insured amounts, some of which related to the senior living communities we manage on behalf of DHC and are reimbursed to us by DHC pursuant to our management agreements with DHC. Further, our health insurance and workers compensation costs have increased as a result of the Pandemic, as well as team members now pursuing elective procedures that had been deferred or they were not able to obtain during the Pandemic. These increased costs may continue in the future. We also have purchased property insurance coverage under DHC's policy with unrelated third party insurance providers.

For more information about our existing insurance see “Business—Insurance” in Part I, Item I of our Annual Report.

Debt Financings and Covenants

On January 27, 2022, certain of our subsidiaries entered into the Credit Agreement with MidCap. Under the terms of the Credit Agreement, we entered into a $95.0 million Loan, $63.0 million of which was funded upon effectiveness of the Credit Agreement, including approximately $3.2 million in closing costs. The remaining proceeds include $12.0 million for capital improvements at AlerisLife owned communities and an opportunity for another $20.0 million that is available to us upon achieving certain financial targets. Certain of our subsidiaries are borrowers under the Credit Agreement and we and one of our subsidiaries provided a payment guarantee of up to $40.0 million of the obligations under the Credit Agreement as well as non-recourse carve-outs. The guaranty is evidenced by a Guaranty and Security Agreement, or the Guaranty Agreement, made by us and one of our subsidiaries in favor of MidCap. Pursuant to the Guaranty Agreement, our subsidiary granted MidCap a security interest on all of the assets of the subsidiary. The Guaranty Agreement requires us and our subsidiary to comply with various covenants, including restricting our ability to make distributions to shareholders. The Loan is secured by real estate mortgages on 14 senior living communities owned by us, our assets and certain related collateral. The maturity date of the Loan is January 27, 2025. Subject to the payment of an extension fee of 35 basis points and meeting certain other conditions, we may elect to extend the stated maturity date of the Loan for two one-year periods. We are required to pay interest on outstanding amounts at an annual base rate of the Secured Overnight Financing Rate, or SOFR, plus a term SOFR adjustment of 11 basis points (subject to a minimum base rate of 50 basis points) plus 450 basis points. The Credit Agreement requires interest only payments for the first two years and requires mandatory prepayment of the Loan on account of certain events of default. Voluntary prepayments made within 18 months of the effective date of the Loan will be subject to a prepayment fee, equal to the greater of the present value of remaining interest payments or 0.50% of the outstanding balance of the Loan as of the date of prepayment. The Loan may thereafter be voluntarily prepaid without premium or penalty. The Company will be required to pay an exit fee between 1.0% and 1.5%, subject to the conditions set forth in the Credit Agreement, upon any prepayment of the Loan, which would be in addition to any prepayment fees that may be payable. The Loan provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, including a change of control of us, as defined in the Credit Agreement. The default rate of interest is 5.0% per annum in excess of the rate otherwise payable under the Credit Agreement. The Credit Agreement also contains a number of financial and other covenants including covenants that restrict the borrowers' ability to incur indebtedness or to pay or make distributions under certain circumstances and requires us to maintain certain financial ratios. The Credit Agreement also contains certain representations and warranties and reporting obligations. For more information about the Loan, see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Loan replaced our $65.0 million Credit Facility which was available for general business purposes and was scheduled to expire on June 12, 2022 before it was terminated on January 27, 2022. No borrowings were outstanding under the Credit Facility at the time we entered into the Credit Agreement. We were required to pay interest on borrowings under our Credit Facility at an annual rate of LIBOR plus a premium of 250 basis points per annum; or at a base rate, as defined in the credit agreement, plus 150 basis points per annum. We were also required to pay a quarterly commitment fee of 0.35% per annum on the unused portion of the available capacity under our Credit Facility. No principal repayment was due until maturity.

We also have a mortgage note as of March 31, 2022, that we assumed in connection with a previous acquisition of a senior living community. Payments of principal and interest are due monthly under this mortgage debt until maturity in September 2032. The annual interest rate on this mortgage debt was 6.20% as of March 31, 2022.

At March 31, 2022, we had one irrevocable standby letter of credit outstanding, totaling $26.9 million. This letter of credit which secures our workers' compensation insurance program, is collateralized by approximately $22.9 million of cash equivalents and $4.3 million of debt and equity investments. This letter of credit expires in June 2022 and is automatically extended for one-year terms unless notice of nonrenewal is provided prior to the end of the applicable term. At March 31, 2022, the cash equivalents collateralizing this letter of credit are classified as short-term restricted cash and cash equivalents in our consolidated balance sheets, and the debt and equity investments collateralizing this letter of credit are classified as short-term restricted debt and equity investments in our consolidated balance sheets.

As of March 31, 2022, we had $63.0 million outstanding on our Loan, and $6.9 million outstanding on the mortgage note. As of March 31, 2022, we believe we were in compliance with all applicable covenants under our debt agreements.

For more information regarding our debt financings and covenants, see Note 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Related Person Transactions

We have relationships and historical and continuing transactions with DHC, RMR, ABP Trust and others related to them. For further information about these and other such relationships and related person transactions, see Notes 11, 13 and 14 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders and our other filings with the SEC. In addition, see the sections captioned "Warning Concerning Forward-Looking Statements, Part I, Item 1, "Business" and Part I, Item 1A, "Risk Factors" in our Annual Report and in Item 4 of this Quarterly Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our Interim President and Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including our Interim President and Chief Executive Officer and Chief Financial Officer and Treasurer, concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including, but are not limited to the following:

•The duration and severity of the novel coronavirus SARS-CoV-2, or COVID-19, pandemic, or the Pandemic, and its impact on public health and safety, particularly older adults, and on our and Diversified Healthcare Trust's, or DHC's, business, results, operations and liquidity,

•The availability, effectiveness, impact and extent of administration of COVID-19 vaccines and therapeutic treatments on public health and safety, economic conditions, the older adult customer we service and our business,

•The execution of our repositioning of the residential management business and our expectations regarding its timing, costs, savings and benefits,

•Our expectations for the operation and performance of the business following implementation of our repositioning of the residential management business,

•Our ability to attract and retain qualified and skilled employees,

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

•Our expectation that we will continue to diversify revenue through growth of our lifestyle service offerings, including opening new outpatient rehabilitation clinics and expanding our fitness and other home-based service offerings within and outside our senior living communities;

•Our ability to comply and to remain in compliance with applicable Medicare, Medicaid and other federal and state regulatory, rulemaking and rate setting requirements,

•Our belief regarding the adequacy of our existing cash flows from operations and unrestricted cash on hand to support our business, and

•Our ability to access or raise debt or equity capital.

Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. A summary of the risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, cash flows, liquidity and prospects identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K include, but are not limited to:

•The impact of conditions in the economy and the capital markets on us and our customers,

•Competition for older adult customers within the residential and lifestyle services businesses,

•Older adults delaying or forgoing moving into senior living communities or purchasing lifestyle services from us,

•Increases in our labor costs or in costs we pay for goods and services, delays in supply chain and price inflation,

•Increases in tort and insurance liability costs,

•Our operating and debt leverage,

•Actual and potential conflicts of interest with our related parties, including our Managing Directors, DHC, RMR, ABP Trust and others affiliated with them,

•Changes in Medicare or Medicaid policies and regulations or the possible future repeal, replacement or modification of these or other existing or proposed legislation or regulations, which could result in reduced Medicare or Medicaid rates, a failure of such rates to cover our costs or limit the scope or funding of either or both programs, or reductions in private insurance utilization and coverage,

•Delays or nonpayment of government payments to us,
•Compliance with, and changes to, federal, state and local laws and regulations that could affect our services or impose requirements, costs and administrative burdens that may reduce our ability to profitably operate our business,

•Our exposure to litigation and regulatory and government proceedings due to the nature of our business, including adverse determinations resulting from government reviews, audits and investigations and unanticipated costs to comply with legislative or regulatory developments,

•Ongoing healthcare reform efforts, including continued efforts by third-party payers to reduce costs,

•Acts of terrorism, outbreaks of so-called pandemics or other human-made or natural disasters beyond our control, and

•The effects of the implementation of the repositioning of our residential management business on our business and operations.

For example:

•Challenging conditions continue to exist and our business and operations remain subject to substantial risks, many of which are beyond our control. As a result, our operations may not be profitable in the future and we may realize losses,

•We may not successfully execute the repositioning of our residential management business,

•Our ability to deliver residential management or lifestyle services profitably and increase the revenues we generate depends upon many factors, including our ability to integrate new senior living communities and rehabilitation clinics into our existing operations, as well as some factors that are beyond our control, such as the demand for our services arising from economic conditions generally and competition from other providers of services to older adults. We may not be able to successfully integrate, operate, compete and profitably manage our senior living communities and deliver lifestyle services,

•We expect to enter into management arrangements with DHC or other owners for additional senior living communities. However, we cannot be sure that we will enter into any additional management arrangements,

•Our belief that the aging of the U.S. population and increasing life spans of older adults will increase demand for senior living communities and lifestyle services may not be realized or may not result in increased demand for our services,

•Our investments in our workforce and continued focus on reducing team member turnover by enhancing our competitiveness in the marketplace with respect to cash compensation and other benefits, as well as our efforts to attract talent, may not be successful and may not result in the benefits we expect to achieve through such investments,

•We may not be able to implement the repositioning of our residential management business, including repositioning of the 1,532 SNF units that have been closed to other uses that are beneficial to us, our customers and DHC,

•The costs of executing the repositioning of our residential management business may be more than we expect,

•We may not realize the benefits we anticipate from the repositioning of our residential management business,

•We may not be able to achieve our objectives following implementation of the repositioning of our residential management business, including partially offsetting the revenue loss from the senior living communities we transitioned with expense reductions to right-size operations, on the anticipated timeline, or at all,

•We cannot be sure that the terms of our new management arrangements with DHC will achieve the anticipated benefit on our operating results,

•Our expectation that our lifestyle services segment will grow may not be realized or any growth it does achieve may not be profitable or produce the benefits we expect,

•Current inflationary pressures may continue or increase, which may significantly harm our business and results of operations,

•Our strategic arrangements or collaborations with third party service providers may not be successful and we may not realize the benefits we expect from these arrangements,

•Our marketing initiatives may not succeed in increasing our revenues, and they may cost more than any increased revenues they may generate,

•Our strategic investments to enhance efficiencies enhance our service offerings or grow our business may not be successful or generate the returns we expect,

•Circumstances that adversely affect the ability of older adults or their families to pay for our services, such as economic downturns, inflation, weakening housing market conditions, higher levels of unemployment among our customers or their family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics generally could affect the revenues and profitability of our business,

•Customers who pay for our services with their private resources may become unable to afford our services, resulting in decreased revenues,

•The various federal and state government agencies that pay us for the services we provide to some of our customers are still experiencing budgetary constraints and may lower the Medicare, Medicaid and other rates they pay us,

•Our efforts to mitigate the continued effects of the Pandemic may not be sufficient,
•We expect that the Pandemic may continue to adversely affect our business, operating results and financial condition, due to potential deterioration or reduced improvements of occupancy at our senior living communities, staffing pressures and potential medical and food supply shortages that may have an adverse effect on the operating costs of our senior living communities,

•We believe that our insurance costs may continue to rise as a result of claims or litigation associated with the Pandemic, coupled with general market conditions prior to the Pandemic,

•We may be unable to repay or refinance our debt obligations when they become due,
•We believe that we have adequate financial resources to fund our business for at least the next 12 months. However, we have incurred in the most recent period, and in prior periods, and we may continue to incur in future periods, operating losses and we have a large accumulated deficit. Moreover, certain aspects of our operations and future growth opportunities that we may pursue in our business may require significant amounts of working cash and require us to make significant capital expenditures. As a result, we may not have sufficient cash liquidity,

•The amount of available borrowings under our Loan is subject to our having qualified collateral, which is primarily based on the value of the assets securing our obligations under our Loan. Accordingly, the available borrowings under the Loan at any time may be less than $95.0 million as it was as of March 31, 2022. Also, the availability of borrowings under our Loan is subject to our satisfying certain financial covenants and other conditions that we may be unable to satisfy,
•We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not be able to successfully carry out this intention. Further, market disruptions, caused and continued by the Pandemic as well as general economic conditions, may significantly limit our access to capital,

•Our actions and approach to managing our insurance costs, including our operating an offshore captive insurance company and self-insuring with respect to certain liability matters, may not be successful and could result in our incurring significant costs and liabilities that we will be responsible for funding,

•Contingencies in any applicable acquisition or sale agreements we have entered into, or may enter into, may not be satisfied and our applicable acquisitions or sales, and any related management arrangements we may expect to enter into or exit, may not occur, may be delayed or the terms of such transactions or arrangements may change,

•We may be unable to meet collateral requirements related to our workers’ compensation insurance program for future policy years, which may result in increased costs for such insurance program,

•We may not be able to sell senior living communities that we own or manage, that we, or DHC may seek to sell, on acceptable terms or we may incur losses in connection with any such sales,

•We believe that our relationships with our related parties, including DHC, RMR, ABP Trust and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and

•Components of our residential management and lifestyle services are subject to extensive government regulation, licensure and oversight. We sometimes have regulatory issues in the operation of our senior living communities and delivery of lifestyle services and, as a result, we may periodically be prohibited from or limited in admitting new residents or providing services, or our license to continue operations may be suspended or revoked. Also, operating deficiencies or a license revocation may have an adverse impact on our ability to operate, obtain licenses for, or attract customers.

Currently, unexpected results could occur due to many different circumstances, some of which are beyond our control, such as acts of terrorism, natural disasters, war or other hostilities, global climate change, pandemics, epidemics and other widespread illnesses, including the Pandemic, changed Medicare or Medicaid rates, new legislation, regulations or rulemaking affecting our business, or changes in capital markets or the economy generally.

We have based our forward-looking statements on our current expectations about future events that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risk and uncertainties, some of which cannot be predicted or qualified, our forward-looking statements should not be relied on as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected or implied in our forward-looking statements. The matters discussed in this warning should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q.

The information contained elsewhere in this Quarterly Report on Form 10-Q or in our other filings with the Securities and Exchange Commission, or SEC, including under the caption “Risk Factors”, or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our filings with the SEC are available on the SEC’s website at www.sec.gov.

You should not place undue reliance upon our forward-looking statements.

Except as required by law, we do not intend to update or change any forward-looking statements as a result of new information, future events or otherwise.

PART II. Other Information

Item 1. Legal Proceedings

Information on material developments in our legal proceedings is included in Note 15 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our business faces many risks, a number of which are described under the caption “Risk Factors” in our Annual Report on Form 10-K. The risks described in our Annual Report may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and this Quarterly Report on Form 10-Q, and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

Item 5. Other Information

The Board of Directors of the Company appointed Jeffrey C. Leer as interim President and Chief Executive Officer of the Company effective May 1, 2022.

Mr. Leer, 42, will also continue in his roles as the Company’s Executive Vice President, Chief Financial Officer and Treasurer, which he has held since 2019. Biographical information about Mr. Leer is contained in the Company’s proxy statement for its 2022 annual meeting of stockholders filed with the Securities and Exchange Commission on April 6, 2022.

There are no arrangements or understandings with any other person pursuant to which Mr. Leer was appointed interim President and Chief Executive Officer. He also advised the Company that he has no family relationships with any director, executive officer or any person nominated or chosen by the Company to become a director or executive officer of the Company. Additionally, there are no related party transactions involving Mr. Leer or any member of his immediate family required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Mr. Leer will replace Katherine E. Potter as the Company’s President and Chief Executive Officer. Ms. Potter resigned as our President and Chief Executive Officer, effective April 30, 2022. Ms. Potter will remain with the Company as an employee through December 31, 2022 in order to continue to assist in transitioning her duties and responsibilities.

In connection with Ms. Potter’s resignation, the Company entered into a separation agreement with Ms. Potter on May 2, 2022. Under the separation agreement, the Company will pay Ms. Potter $12,000 per month from May 2022 until December 31, 2022 and will pay her a lump sum cash payment in the amount of $483,333 in May 2022. Provided that Ms. Potter signs and does not revoke a release of claims, and subject to the satisfaction of certain other conditions, on December 31, 2022 the Company will make an additional cash payment to Ms. Potter in the amount of $483,333 and will fully accelerate the vesting of any unvested common shares of the Company previously awarded to Ms. Potter as of December 31, 2022, unless that date is accelerated pursuant to the separation agreement. Ms. Potter’s letter agreement also contains other terms and conditions, including confidentiality, non-solicitation and other covenants, and a waiver and release.

The foregoing description of Ms. Potter’s letter agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	File Number	Filing Date	Filed Herewith
3.1	Composite Copy of Articles of Amendment and Restatement, dated December 5, 2001, as amended to date. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)	10-Q	3.1	001-16817	11/6/2019
3.2	Amended and Restated Bylaws of the Company, adopted March 3, 2017. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)	10-K	3.6	001-16817	3/3/2017
4.1	Form of Common Stock Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)	10-Q	4.1	001-16817	11/6/2019
4.2	Consent, Standstill, Registration Rights and Lock-Up Agreement, dated October 2, 2016, among the Company, ABP Trust, ABP Acquisition LLC, Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 2016.)	8-K	10.1	001-16817	10/6/2016
10.1	Letter Agreement, dated May 2, 2022, between the Company, The RMR Group LLC and Katherine E. Potter(+) (Filed herewith.)	10-Q	10.1			X
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer. (Filed herewith.)	10-Q	31.1			X
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)	10-Q	32.1			X
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERISLIFE INC.

/s/ Jeffrey C. Leer
Jeffrey C. Leer
Interim President and Chief Executive Officer and Chief Financial Officer and Treasurer
(Principal Executive Officer and Principal Financial Officer)
Dated: May 3, 2022

/s/ Stephen R. Geiger
Stephen R. Geiger
Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Dated: May 3, 2022