Form 10-Q
period 2022-06-30
AlerisLife Inc.
filed 2022-08-03
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
or
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

Number of registrant’s shares of common stock, $0.01 par value, outstanding as of July 29, 2022: 32,638,395.

ALERISLIFE INC.
FORM 10-Q
June 30, 2022

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

PART I. Financial Information
Item 1. Financial Statements
AlerisLife Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	June 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$83,460	$66,987
Restricted cash and cash equivalents	21,902	24,970
Accounts receivable, net	8,816	9,244
Due from related person	50,368	41,664
Debt and equity investments, of which $7,086 and $7,609 are restricted, respectively	16,381	19,535
Prepaid expenses and other current assets	24,175	24,433
Total current assets	205,102	186,833

Property and equipment, net	160,791	159,843
Operating lease right-of-use assets	6,004	9,197
Finance lease right-of-use assets	3,005	3,467
Restricted cash and cash equivalents	974	982
Restricted debt and equity investments	3,198	3,873
Other long-term assets	10,932	12,082
Total assets	$390,006	$376,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,969	$37,516
Accrued expenses and other current liabilities	38,297	31,488
Accrued compensation and benefits	33,080	34,295
Accrued self-insurance obligations	29,772	31,739
Operating lease liabilities	419	699
Finance lease liabilities	1,182	872
Due to related persons	3,206	3,879
Current portion of debt	429	419
Total current liabilities	121,354	140,907

Long-term liabilities:
Accrued self-insurance obligations	29,662	34,744
Operating lease liabilities	6,083	9,366
Finance lease liabilities	2,588	3,050
Long-term debt	67,072	6,364
Other long-term liabilities	236	256
Total long-term liabilities	105,641	53,780

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01: 75,000,000 shares authorized, 32,638,395 and 32,662,649 shares issued and outstanding, respectively	326	327
Additional paid-in-capital	462,038	461,298
Accumulated deficit	(299,599)	(281,064)
Accumulated other comprehensive income	246	1,029
Total shareholders’ equity	163,011	181,590
Total liabilities and shareholders' equity	$390,006	$376,277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlerisLife Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES
Lifestyle services	$14,645	$17,453	$28,784	$37,006
Residential	16,094	16,378	31,480	33,435
Residential management fees	8,971	12,927	17,903	26,777
Total management and operating revenues	39,710	46,758	78,167	97,218
Reimbursed community-level costs incurred on behalf of managed communities	127,648	195,271	258,584	408,431
Other reimbursed expenses	3,765	16,592	7,515	22,072
Total revenues	171,123	258,621	344,266	527,721

Other operating income	—	2	42	7,795

OPERATING EXPENSES
Lifestyle services expenses	14,329	15,668	27,550	31,878
Residential wages and benefits	9,159	9,896	17,786	21,909
Other residential operating expenses	4,973	8,968	12,322	15,234
Community-level costs incurred on behalf of managed communities	127,648	195,271	258,584	408,431
General and administrative	17,844	22,748	36,190	45,139
Restructuring expenses	528	15,389	374	15,639
Depreciation and amortization	3,284	2,989	6,447	5,929
Total operating expenses	177,765	270,929	359,253	544,159

Operating loss	(6,642)	(12,306)	(14,945)	(8,643)

Interest, dividend and other income	129	76	209	160
Interest and other expense	(1,251)	(409)	(2,283)	(872)
Unrealized (loss) gain on equity investments	(1,050)	398	(1,682)	533
Realized gain (loss) on sale of debt and equity investments	—	97	(45)	193
Gain on termination of lease	—	—	279	—
Loss before income taxes	(8,814)	(12,144)	(18,467)	(8,629)
Benefit (provision) for income taxes	9	(158)	(68)	(358)
Net loss	$(8,805)	$(12,302)	$(18,535)	$(8,987)

Weighted average shares outstanding—basic and diluted	31,810	31,552	31,799	31,541

Net loss per share—basic and diluted	$(0.28)	$(0.39)	$(0.58)	$(0.28)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlerisLife Inc.
Condensed Consolidated Statements of Comprehensive Loss
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(8,805)	$(12,302)	$(18,535)	$(8,987)
Other comprehensive (loss) income:
Unrealized (loss) gain on debt investments, net of tax of $0	(290)	44	(784)	(250)
Realized (gain) loss on debt investments reclassified and included in net loss, net of tax of $0	(2)	(18)	1	(18)
Other comprehensive (loss) income	(292)	26	(783)	(268)
Comprehensive loss	$(9,097)	$(12,276)	$(19,318)	$(9,255)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlerisLife Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Three and Six Months Ended June 30, 2022
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at January 1, 2022	32,662,649	$327	$461,298	$(281,064)	$1,029	$181,590
Net loss	—	—	—	(9,730)	—	(9,730)
Unrealized loss on debt investments, net of tax	—	—	—	—	(494)	(494)
Realized loss on debt investments reclassified and included in net loss, net of tax	—	—	—	—	3	3
Grants under share award plan and share-based compensation	—	—	193	—	—	193
Repurchases and forfeitures under share award plan	(111,754)	(1)	(23)	—	—	(24)
Balance at March 31, 2022	32,550,895	$326	$461,468	$(290,794)	$538	$171,538
Net loss	—	—	—	(8,805)	—	(8,805)
Unrealized loss on debt investments, net of tax	—	—	—	—	(290)	(290)
Realized gain on debt investments reclassified and included in net loss, net of tax	—	—	—	—	(2)	(2)
Grants under share award plan and share-based compensation	87,500	—	570	—	—	570
Balance at June 30, 2022	32,638,395	$326	$462,038	$(299,599)	$246	$163,011

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

AlerisLife Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(18,535)	$(8,987)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,447	5,929
Unrealized loss (gain) on equity investments	1,682	(533)
Realized loss (gain) on sale of debt and equity investments	45	(193)
Long-lived asset impairment	—	890
Share-based compensation	739	700
Provision for losses on accounts receivables	269	760
Other non-cash expense adjustments, net	46	321
Changes in assets and liabilities:
Accounts receivable	159	(692)
Due from related person	(8,704)	15,988
Prepaid expenses and other current assets	934	5,505
Accounts payable	(19,863)	(1,621)
Accrued expenses and other current liabilities	6,891	(9,804)
Accrued compensation and benefits	(1,215)	10,177
Due to related persons	(673)	(1,948)
Other current and long term liabilities	(6,999)	1,388
Net cash (used in) provided by operating activities	(38,777)	17,880

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(9,147)	(4,466)
Purchases of debt and equity investments	—	(231)
Proceeds from sale of debt and equity investments	1,226	2,035
Net cash used in investing activities	(7,921)	(2,662)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from borrowings	60,563	—
Repayments of borrowings	(217)	(204)
Repayments of finance lease principal	(251)	(397)
Payment of employee tax obligations on withheld shares	—	(3)
Net cash provided by (used in) financing activities	60,095	(604)

Increase in cash and cash equivalents and restricted cash and cash equivalents	13,397	14,614
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	92,939	109,597
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$106,336	$124,211

Reconciliation of cash and cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$83,460	$99,270
Current restricted cash and cash equivalents	21,902	23,707
Other restricted cash and cash equivalents	974	1,234
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$106,336	$124,211

Supplemental cash flow information:
Interest paid	$1,635	$403
Income taxes paid, net	49	364
Operating lease payments	513	1,948
Financing lease interest payments	142	570

Non-cash investing and financing activities:
Decrease (increase) in accrued capital	$2,757	$(200)
Right-of-use assets obtained in exchange for operating lease liabilities	(2,958)	9,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

1. Basis of Presentation and Organization

General. AlerisLife Inc., collectively with its consolidated subsidiaries, the Company, we, us or our, is a holding company incorporated in Maryland. Substantially all of our business is conducted by our two segments: (i) our residential segment through our Five Star Senior Living, or Five Star, brand and (ii) our lifestyle services segment primarily through our Ageility Physical Therapy Solutions and Ageility Fitness, or collectively Ageility, brands, as well as Windsong Home Health. The accompanying condensed consolidated financial statements of the Company are unaudited. Certain information and disclosures required by the rules and regulations of the Securities and Exchange Commission, or SEC, and the U.S. Generally Accepted Accounting Principles, or GAAP, for complete financial statements have been condensed or omitted pursuant to SEC rules and regulations related to interim financial statements. We believe the disclosures made are adequate to make the information presented not misleading.

As of June 30, 2022, through our residential segment, we owned and operated or managed, 140 senior living communities located in 28 states with 19,973 living units, including 10,460 independent living apartments and 9,513 assisted living suites, which includes 1,817 Bridge to Rediscovery memory care units. We managed 120 of these senior living communities (17,886 living units) for Diversified Healthcare Trust, or DHC, and owned 20 of these senior living communities (2,087 living units). The foregoing numbers exclude living units categorized as out of service.

Our lifestyle services segment provides a comprehensive suite of lifestyle services including Ageility rehabilitation and fitness, Windsong Home Health and other home based, concierge services at senior living communities we own and operate or manage as well as at unaffiliated senior living communities. As of June 30, 2022, Ageility operated ten inpatient rehabilitation clinics in senior living communities owned by DHC that are not operated by Five Star. As of June 30, 2022, Ageility operated 202 outpatient rehabilitation locations, of which 108 were located at Five Star operated senior living communities and 94 were located within senior living communities not operated by Five Star.

The accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021, or Annual Report. In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

2. Summary of Significant Accounting Policies

Estimates and Assumptions. The preparation of these condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that may affect the amounts reported in these condensed consolidated financial statements and related notes. Significant estimates in our condensed consolidated financial statements relate to revenue recognition, including contractual allowances and implicit price concessions, recoverability of long-lived assets, self-insurance reserves and estimates concerning our provision for income taxes or valuation allowance related to deferred tax assets.

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

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security's unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. In addition, the ASU prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. This ASU will be effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. We are currently assessing the potential impact that the adoption of this ASU will have on our condensed consolidated financial statements.

3. Revenue and Other Operating Income

The following tables present revenue from contracts by segment with customers disaggregated by type of payer, as we believe that best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors:

	Three Months Ended June 30, 2022
	Residential		Lifestyle Services	Total
Private payer	$15,819		$141	$15,960
Medicare and Medicaid programs	257		9,562	9,819
Other third-party payer programs	18		4,942	4,960
Residential management fees	8,971	(1)	—	8,971
Reimbursed community-level costs incurred on behalf of managed communities	127,648	(1)	—	127,648
Other reimbursed expenses	3,765	(1) (2)	—	3,765
Total revenues	$156,478		$14,645	$171,123
_______________________________________
(1)    Represents separate revenue sources earned from DHC; see Note 4 for discussion of Segment Information.
(2)    Includes $474 of restructuring expenses reimbursed by DHC, which are recognized as both income and expense, in the three months ended June 30, 2022.

	Three Months Ended June 30, 2021
	Residential		Lifestyle Services	Total
Private payer	$16,116		$255	$16,371
Medicare and Medicaid programs	262		9,811	10,073
Other third-party payer programs	—		7,387	7,387
Residential management fees	12,927	(1)	—	12,927
Reimbursed community-level costs incurred on behalf of managed communities	195,271	(1)	—	195,271
Other reimbursed expenses	16,592	(1) (2)	—	16,592
Total revenues	$241,168		$17,453	$258,621
_______________________________________
(1)    Represents separate revenue sources earned from DHC; see Note 4 for discussion of Segment Information.
(2)    Includes $11,531 of restructuring expenses reimbursed by DHC, which are recognized as both income and expense, in the three months ended June 30, 2021.

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

	Six Months Ended June 30, 2022
	Residential		Lifestyle Services	Total
Private payer	$30,929		$235	$31,164
Medicare and Medicaid programs	510		18,803	19,313
Other third-party payer programs	41		9,746	9,787
Residential management fees	17,903	(1)	—	17,903
Reimbursed community-level costs incurred on behalf of managed communities	258,584	(1)	—	258,584
Other reimbursed expenses	7,515	(1) (2)	—	7,515
Total revenues	$315,482		$28,784	$344,266
_______________________________________
(1)    Represents separate revenue sources earned from DHC; see Note 4 for discussion of Segment Information.
(2)    Includes $474 of restructuring expenses reimbursed by DHC, which are recognized as both income and expense, in the six months ended June 30, 2022.

	Six Months Ended June 30, 2021
	Residential		Lifestyle Services	Total
Private payer	$32,903		$512	$33,415
Medicare and Medicaid programs	532		21,360	21,892
Other third-party payer programs	—		15,134	15,134
Residential management fees	26,777	(1)	—	26,777
Reimbursed community-level costs incurred on behalf of managed communities	408,431	(1)	—	408,431
Other reimbursed expenses	22,072	(1) (2)	—	22,072
Total revenues	$490,715		$37,006	$527,721
_______________________________________
(1)    Represents separate revenue sources earned from DHC; see Note 4 for discussion of Segment Information.
(2)    Includes $11,531 of restructuring expenses reimbursed by DHC, which are recognized as both income and expense, in the six months ended June 30, 2021.

Other operating income. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law. Under the CARES Act, the U.S. Department of Health and Human Services, or HHS, established the Provider Relief Fund. The Provider Relief Fund was further supplemented on December 27, 2020 by the Consolidated Appropriations Act, 2021. Retention and use of the funds received under the CARES Act are subject to certain terms and conditions, including certain reporting requirements. Other operating income includes income recognized for funds we have received pursuant to the Provider Relief Fund of the CARES Act for which we have determined that we were in compliance with the terms and conditions of the Provider Relief Fund of the CARES Act and other government grants. We recognize other operating income in our condensed consolidated statements of operations to the extent we estimate we have COVID-19 incurred losses or related costs for which provisions of the CARES Act is intended to compensate. The amount of income we recognize for these estimated losses and costs is limited to the amount of funds we received during the period in which the estimated losses and costs were recognized or incurred or, if funds were received subsequently, the period in which the funds were received. We received and recognized other operating income of $2 related to state programs for the three months ended June 30, 2021. For the three months ended June 30, 2022, no other operating income was received or recognized. We received and recognized other operating income of $42 and $7,795 for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, other operating income related to state programs. For the six months ended June 30, 2021,$7,724 related to Phase 3 distributions and $71 related to state programs.

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

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30, 2022
	Residential(1)	Lifestyle Services	Corporate and Other(2)	Total
Revenues	$156,478	$14,645	$—	$171,123
Operating expenses	147,769	14,438	15,558	177,765
Operating income (loss)	8,709	207	(15,558)	(6,642)
Allocated corporate and other costs	(10,491)	(805)	11,296	—
Other loss, net	(1,066)	—	(1,106)	(2,172)
Loss before income taxes	(2,848)	(598)	(5,368)	(8,814)
Benefit for income taxes	—	—	9	9
Net loss	$(2,848)	$(598)	$(5,359)	$(8,805)
_______________________________________
(1)    As more fully described in Note 17, the residential segment recognized $474 of restructuring expenses that were reimbursed by DHC, which are recognized as both income and expense, in the three months ended June 30, 2022.
(2)    As more fully described in Note 17, the corporate and other segment recognized $54 of restructuring expenses in the three months ended June 30, 2022.

	Three Months Ended June 30, 2021
	Residential(1)	Lifestyle Services(2)	Corporate and Other(3)	Total
Revenues	$241,168	$17,453	$—	$258,621
Other operating income	2	—	—	2
Operating expenses	232,370	17,517	21,042	270,929
Operating income (loss)	8,800	(64)	(21,042)	(12,306)
Allocated corporate and other costs	(11,766)	(873)	12,639	—
Other (loss) income, net	(119)	—	281	162
Loss before income taxes	(3,085)	(937)	(8,122)	(12,144)
Provision for income taxes	—	—	(158)	(158)
Net loss	$(3,085)	$(937)	$(8,280)	$(12,302)
_______________________________________
(1)    As more fully described in Note 17, the residential segment recognized $11,531 of restructuring expenses that were reimbursed by DHC, which are recognized as both income and expense, in the three months ended June 30, 2021.
(2)    As more fully described in Note 17, the lifestyle services segment recognized $1,720 of restructuring expenses in the three months ended June 30, 2021.
(3)    As more fully described in Note 17, the corporate and other segment recognized $2,138 of restructuring expenses in the three months ended June 30, 2021.

	Six Months Ended June 30, 2022
	Residential(1)	Lifestyle Services	Corporate and Other(2)	Total
Revenues	$315,482	$28,784	$—	$344,266
Other operating income	42	—	—	42
Operating expenses	300,660	27,772	30,821	359,253
Operating income (loss)	14,864	1,012	(30,821)	(14,945)
Allocated corporate and other costs	(16,681)	(1,512)	18,193	—
Other loss, net	(1,779)	—	(1,743)	(3,522)
Loss before income taxes	(3,596)	(500)	(14,371)	(18,467)
Provision for income taxes	—	—	(68)	(68)
Net loss	$(3,596)	$(500)	$(14,439)	$(18,535)
_______________________________________
(1)    As more fully described in Note 17, the residential segment recognized $474 of restructuring expenses that were reimbursed by DHC, which are recognized as both income and expense, in the six months ended June 30, 2022.
(2)    As more fully described in Note 17, the corporate and other segment recognized $(100) of restructuring expenses in the six months ended June 30, 2022.

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

	Six Months Ended June 30, 2021
	Residential(1)	Lifestyle Services(2)	Corporate and Other(3)	Total
Revenues	$490,715	$37,006	$—	$527,721
Other operating income	7,776	19	—	7,795
Operating expenses	470,327	33,855	39,977	544,159
Operating income (loss)	28,164	3,170	(39,977)	(8,643)
Allocated corporate and other costs	(24,423)	(1,851)	26,274	—
Other (loss) income, net	(241)	—	255	14
Income (loss) before income taxes	3,500	1,319	(13,448)	(8,629)
Provision for income taxes	—	—	(358)	(358)
Net income (loss)	$3,500	$1,319	$(13,806)	$(8,987)
_______________________________________
(1)    As more fully described in Note 17, the residential segment recognized $11,531 of restructuring expenses that were reimbursed by DHC, which are recognized as both income and expense, in the six months ended June 30, 2021.
(2)    As more fully described in Note 17, the lifestyle services segment recognized $1,720 of restructuring expenses in the six months ended June 30, 2021.
(3)    As more fully described in Note 17, the corporate and other segment recognized $2,388 of restructuring expenses in the six months ended June 30, 2021.

5. Property and Equipment, net

Property and equipment, net consist of the following:

	June 30, 2022	December 31, 2021
Land	$12,155	$12,155
Buildings, construction in process and improvements	210,281	207,333
Furniture, fixtures and equipment	66,048	62,606
Property and equipment, at cost	288,484	282,094
Less: accumulated depreciation	(127,693)	(122,251)
Property and equipment, net	$160,791	$159,843

On April 4, 2021, a fire at one of the four senior living communities that we previously leased from Healthpeak Properties, Inc., or PEAK, caused extensive damage to the community. As a result, we recorded an impairment on certain furniture, fixtures and building improvements for the three and six months ended June 30, 2021 of $890, which is recorded in other residential expenses in the condensed consolidated statement of operations. Insurance proceeds received for property damages to the previously leased community caused by the fire of $1,500 were subsequently transferred to PEAK. No impairment charges were recorded for the three and six months ended June 30, 2022.

We recorded depreciation expense relating to our property and equipment of $2,757 and $2,699 for the three months ended June 30, 2022 and 2021, respectively, and $5,442 and $5,390 for the six months ended June 30, 2022 and 2021, respectively.

6. Accumulated Other Comprehensive Income

Accumulated other comprehensive income of $246 and $1,029 as of June 30, 2022 and December 31, 2021, respectively, represents the unrealized gains and losses of our debt investments, net of tax. The cost of debt investments sold and for which realized gains and losses are reclassified and included in net loss are determined on a specific identification basis.

7. Income Taxes

We recognized a benefit for income taxes of $9 and a provision for income taxes of $68 for the three and six months ended June 30, 2022, respectively, and a provision for income taxes of $158 and $358 for the three and six months ended June 30, 2021, respectively. The benefit and provision for income taxes for the three and six months ended June 30, 2022 and 2021 is related to state income taxes.

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

8. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of outstanding common shares outstanding during the period. When applicable, net income (loss) per share—diluted reflects the more dilutive earnings per share using the weighted average number of our common shares calculated using the two-class method, or the treasury stock method.

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted net loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average shares outstanding—basic	31,810	31,552	31,799	31,541
Effect of dilutive securities: unvested share awards	—	—	—	—
Weighted average shares outstanding—diluted (1)	31,810	31,552	31,799	31,541
_______________________________________
(1)    For the three months ended June 30, 2022 and 2021, 1,415 and 150 of our unvested common shares were not included in the calculation of net loss per share—diluted because to do so would have been anti-dilutive. For the six months ended June 30, 2022 and 2021, 1,173 and 141, respectively, of our unvested common shares were not included in the calculation of the net loss per share—diluted because to do so would have been antidilutive.

9. Fair Values of Assets and Liabilities

Recurring Fair Value Measures

The tables below present certain of our assets measured at fair value at June 30, 2022 and December 31, 2021, categorized by the level of input used in the valuation of each asset.

	As of June 30, 2022
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$37,564	$37,564	$—	$—
Investments:
Total equity investments (2)	10,846	5,399	5,447	—
Total debt investments (3)	8,733	4,038	4,695	—
Total investments	19,579	9,437	10,142	—
Total	$57,143	$47,001	$10,142	$—

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
______________________________________
(1)    Cash equivalents consist of short-term, highly liquid investments and money market funds held primarily for obligations arising from our self-insurance programs. Cash equivalents are reported in our condensed consolidated balance sheets as cash and cash equivalents and current and long-term restricted cash and cash equivalents. Cash equivalents include $20,363 and $23,546 of balances that were restricted at June 30, 2022 and December 31, 2021, respectively. In addition to the cash equivalents of $37,564 and $26,417 at June 30, 2022 and December 31, 2021, respectively, reflected above, there were cash balances of $66,259 and $64,116 and restricted cash balances of $2,513 and $2,406 at June 30, 2022 and December 31, 2021, respectively.
(2)    The fair value of our equity investments is readily determinable. During the six months ended June 30, 2022 and 2021, we received gross proceeds of $521 and $741, respectively, in connection with the sales of equity investments and recorded gross realized gains totaling $0 and $175, respectively, and gross realized losses totaling $45 and $0, respectively.
(3)    As of June 30, 2022, our debt investments, which are classified as available for sale, had a fair value of $8,733 with an amortized cost of $9,223; the difference between the fair value and amortized cost amounts resulted from net unrealized losses of $490, inclusive of unrealized gains of $6. As of December 31, 2021, our debt investments had a fair value of $10,375 with an amortized cost of $10,079; the difference between the fair value and amortized cost amounts resulted from net unrealized gains of $296, inclusive of unrealized losses of $10. Debt investments include $7,081 and $6,907 of balances that were restricted as of June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, 86 debt investments we held, with a fair value of $7,383, had been in a loss position for less than 12 months and one of the debt investments we held, with a fair value of $49, had been in a loss position for greater than 12 months. We do not believe these investments are impaired primarily because they have not been in a loss position for an extended period of time, the financial conditions of the issuers of these investments remain strong with solid fundamentals as of June 30, 2022, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery, and other factors that support our conclusion that the loss is temporary. During the six months ended June 30, 2022 and 2021, we received gross proceeds of $705 and $1,294, respectively, in connection with the sales of debt investments and recorded gross realized losses of $(3) and $0, respectively, and gross realized gains of $1 and $18, respectively, during the six months ended June 30, 2022 and 2021. We record gains and losses on the sales of these investments using the specific identification method.

The amortized cost basis and fair value of available for sale debt securities at June 30, 2022, by contractual maturity, are shown below:

	Amortized Cost	Fair Value
Due in one year or less	$997	$1,000
Due after one year through five years	4,353	4,240
Due after five years through ten years	2,835	2,592
Due after ten years	1,038	901
Total	$9,223	$8,733

Our financial assets (which include cash equivalents and investments) have been valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. During the six months ended June 30, 2022, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value.

The carrying value of accounts receivable and accounts payable approximates fair value as of June 30, 2022 and December 31, 2021. The carrying value and fair value of our debt was $67,501 and $58,445, respectively, as of June 30, 2022 and $6,783 and $7,689, respectively, as of December 31, 2021. These are categorized in Level 3 of the fair value hierarchy. We estimate the fair value of our debt by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.

Non-Recurring Fair Value Measures

We review the carrying value of our long-lived assets, including our right-of-use assets and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
be recoverable. On April 4, 2021, a fire at one of the four senior living communities that we previously leased from PEAK caused extensive damage to the community. As a result, we deemed the recorded furniture, fixtures and equipment and building improvements at the community had no net recoverable value. We recorded an impairment equal to their carrying value for the six months ended June 30, 2021 of $890, which is recorded in other residential expenses in the statement of operations. See Note 5 for more information regarding fair value measurements related to impairments of our long-lived assets.

For the six months ended June 30, 2022 there were no non-recurring fair value adjustments related to long-lived assets.

10. Indebtedness

On January 27, 2022, certain of our subsidiaries entered into a credit and security agreement, or the Credit Agreement, with MidCap Funding VIII Trust as administrative agent and a lender, or MidCap. Under the terms of the Credit Agreement, we entered into a $95,000 senior secured term loan, or the Loan, $63,000 of which was funded upon effectiveness of the Credit Agreement, including approximately $3,200 in closing costs. The remaining proceeds include $12,000 for capital improvements at senior living communities we own and an opportunity for another $20,000 that is available to us upon achieving certain financial targets. Certain of our subsidiaries are borrowers under the Credit Agreement and we and one of our subsidiaries provided a payment guarantee of up to $40,000 of the obligations under the Credit Agreement as well as non-recourse carve-outs. The guaranty is evidenced by a Guaranty and Security Agreement, or the Guaranty Agreement, made by us and one of our subsidiaries in favor of MidCap. Pursuant to the Guaranty Agreement, our subsidiary granted MidCap a security interest on all of the assets of the subsidiary. The Guaranty Agreement requires us and our subsidiary to comply with various covenants, including restricting our ability to make distributions to shareholders. The Loan is secured by real estate mortgages on 14 senior living communities owned by us, our assets and certain related collateral. The maturity date of the Loan is January 27, 2025. Subject to the payment of an extension fee of 35 basis points and meeting certain other conditions, we may elect to extend the stated maturity date of the Loan for two one year periods. We are required to pay interest on outstanding amounts at an annual base rate of the Secured Overnight Financing Rate, or SOFR, plus a term SOFR adjustment of 11 basis points (subject to a minimum base rate of 50 basis points) plus 450 basis points. The Credit Agreement requires interest only payments for the first two years and requires mandatory prepayment of the Loan on account of certain events of default. Voluntary prepayments made within 18 months of the effective date of the Loan will be subject to a prepayment fee equal to the greater of the present value of remaining interest payments relating to the principal amount being repaid or 0.50% of the outstanding balance of the Loan as of the date of prepayment. The Loan may thereafter be voluntarily prepaid without premium or penalty. The Company will be required to pay an exit fee between 1.0% and 1.5%, subject to the conditions set forth in the Credit Agreement, upon any prepayment of the Loan, which would be in addition to any prepayment fees that may be payable. The Loan provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, including a change of control of us, as defined in the Credit Agreement. The default rate of interest is 5.0% per annum in excess of the rate otherwise payable under the Credit Agreement. The Credit Agreement also contains a number of financial and other covenants including covenants that restrict the borrowers' ability to incur indebtedness or to pay or make distributions under certain circumstances and requires us to maintain certain financial ratios which become effective beginning March 31, 2023. The Credit Agreement also contains certain representations and warranties and reporting obligations. The annual interest rate on the Loan as of June 30, 2022 was 6.3%. We incurred aggregate interest expense related to our Loan of $1,064 and $1,779 for the three and six months ended June 30, 2022.

The Loan replaced our $65,000 secured revolving credit facility, the Credit Facility, which was governed by a credit agreement with a syndicate of lenders, and was scheduled to expire on June 12, 2022, before it was terminated on January 27, 2022. No borrowings were outstanding under the Credit Facility at the time we entered into the Credit Agreement. We were required to pay a quarterly commitment fee of 0.35% per annum on the unused portion of the available capacity under our Credit Facility. We also had a letter of credit issued under the Credit Facility which was terminated when we replaced the Credit Facility with the Loan. We incurred aggregate interest expense related to our Credit Facility of $0 and $205 for the three months ended June 30, 2022 and 2021, and $28 and $458 for the six months ended June 30, 2022 and 2021, respectively.

At June 30, 2022, one of our senior living communities was encumbered by a mortgage note. This mortgage note contains standard mortgage covenants. We recorded a discount in connection with the assumption of this mortgage note as part of our acquisition of the senior living community secured by this mortgage in order to record this mortgage note at its then estimated fair value. We amortize this discount as an increase in interest expense until the maturity of this mortgage note. This mortgage note requires payments of principal and interest monthly until maturity. The following table is a summary of this mortgage note as of June 30, 2022:

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

Balance as of June 30, 2022		Contractual Stated Interest Rate	Effective Interest Rate	Maturity Date	Monthly Payment	Lender Type
$6,769	(1)	6.20%	6.70%	September 2032	$72	Federal Home Loan Mortgage Corporation
_______________________________________
(1)    Contractual principal payments excluding unamortized discount of $190.

We incurred interest expense, net of discount amortization, of $112 and $118 with respect to the mortgage note for the three months ended June 30, 2022 and 2021, respectively, and $227 and $240 for the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, the required principal payments due during the next five years and thereafter under the terms of our mortgage note and Loan are as follows:

Year	Mortgage Principal Payment	Loan Principal Payment	Total
2022	$223	$—	$223
2023	469	—	469
2024	498	1,008	1,506
2025	531	61,992	62,523
2026	565	—	565
Thereafter	4,483	—	4,483
Total	6,769	63,000	69,769

Less: Unamortized net discount and issuance costs	(190)	(2,078)	(2,268)
Total debt	6,579	60,922	67,501

Less: Current portion of debt	(429)	—	(429)
Long-term debt	$6,150	$60,922	$67,072

At July 29, 2022, we had one irrevocable standby letter of credit outstanding, totaling $23,850. This letter of credit, which secures our workers' compensation insurance program, is collateralized by $19,521 of cash equivalents and $4,329 of debt and equity investments. This letter of credit expires in June 2023 and is automatically extended for one-year terms unless notice of nonrenewal is provided prior to the end of the applicable term. At June 30, 2022, the cash equivalents collateralizing this letter of credit are classified as current restricted cash and cash equivalents in our condensed consolidated balance sheets, and the debt and equity investments collateralizing this letter of credit are classified as current restricted debt and equity investments in our condensed consolidated balance sheets.

We believe we were in compliance with all applicable covenants under our Loan and mortgage note as of June 30, 2022.

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
•DHC no longer has the right to sell up to an additional $682,000 of senior living communities managed by us and terminate our management of those senior living communities without payment of a termination fee to us upon sale;
•DHC's ability to terminate the management agreement was revised: (i) to not commence until 2025; (ii) the maximum number of senior living communities that may be terminated was reduced to 10% (from 20%) of the total managed portfolio by revenue per year; and (iii) to provide that achieving less than 80% (rather than 90%) of budgeted earnings before interest, taxes, and depreciation and amortization, or EBITDA, will be required to qualify as a “Non-Performing Asset.” DHC will not be obligated to pay any termination fee to us if it exercises these termination rights;
•We continue to manage for DHC 120 senior living communities we managed for it as of June 9, 2021;
•We closed the 27 skilled nursing units in continuing care retirement communities, or CCRCs, that we continue to manage for DHC as independent or assisted living communities, which had 1,532 living units;
•The incentive fee that we may earn in any calendar year for the senior living communities that we continue to manage for DHC will no longer be subject to a cap, any senior living communities that are undergoing a major renovation or repositioning will be excluded from the calculation of the incentive fee and the incentive fee calculation will be reset pursuant to the terms of the management agreements as a result of expected capital projects DHC is planning in the next five years;
•The RMR Group LLC, or RMR, assumed oversight of major community renovation or repositioning activities at the senior living communities that we continue to manage for DHC; and
•The term of our existing management agreements with DHC was extended by two years to December 31, 2036.

Pursuant to the Master Management Agreement, we receive a management fee equal to 5% of the gross revenues realized at the applicable senior living communities plus reimbursement for our direct costs and expenses related to such communities. We also receive 3% of construction costs for construction projects we manage at the senior living communities we managed. We may also receive an annual incentive fee equal to 15% of the amount by which the annual EBITDA of all senior living communities on a combined basis exceeds the target EBITDA for all senior living communities on a combined basis for such calendar year. The target EBITDA for those senior living communities on a combined basis is increased annually based on the greater of the annual increase of the Consumer Price Index, or CPI, or 2%, plus 6% of any capital investments funded at the managed senior living communities on a combined basis in excess of the target capital investment. Unless otherwise agreed, the target capital investment increases annually based on the greater of the annual increase of CPI or 2%. Any senior living communities that are undergoing a major renovation or repositioning are excluded from the calculation of the incentive fee.

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

As part of the repositioning of our residential management business, we transitioned the management of 107 senior living communities that we managed for DHC with approximately 7,400 living units to new operators during the third and fourth quarters of 2021. We closed one senior living community with approximately 100 living units that we managed for DHC in February 2022. During the year ended December 31, 2021, we closed all 1,532 skilled nursing facility, or SNF, living units within the 27 CCRC communities, of which 1,473 living units were closed during the three months ended June 30, 2021. For the three and six months ended June 30, 2021, we recognized $4,378 and $9,619, respectively, of residential management fees related to the management of these senior living communities and living units.

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
As of June 30, 2022 and 2021, we managed 120 and 228 senior living communities, respectively, for DHC. We earned residential management fees of $8,174 and $12,109 from the senior living communities we managed for DHC for the three months ended June 30, 2022 and 2021, respectively, and $16,216 and $25,019 for the six months ended June 30, 2022 and 2021, respectively. In addition, we earned fees for our management of capital expenditure projects at the senior living communities we managed for DHC of $697 and $715 for the three months ended June 30, 2022 and 2021, respectively, and $1,487 and $1,549 for the six months ended June 30, 2022 and 2021, respectively. These amounts are included in residential management fees in our condensed consolidated statements of operations.

We also provide lifestyle services to residents at some of the senior living communities we manage for DHC, such as rehabilitation and wellness services. At senior living communities we manage for DHC where we provide rehabilitation and wellness services on an outpatient basis, the residents, third party payers or government programs pay us for those rehabilitation and wellness services. At senior living communities we previously managed for DHC where we currently provide or previously provided inpatient rehabilitation and wellness services, DHC generally pays us for these services and charges for such services are included in amounts charged to residents, third party payers or government programs. We earned revenues of $1,736 and $2,630 for the three months ended June 30, 2022 and 2021, respectively, and $3,652 and $8,071 for the six months ended June 30, 2022 and 2021, respectively, for lifestyle services we provided at senior living communities we previously managed for DHC and that were payable by DHC. These amounts are included in lifestyle services revenues in our condensed consolidated statements of operations.

We earned residential management fees of $100 and $103 for the three months ended June 30, 2022 and 2021, respectively, and $200 and $209 for the six months ended June 30, 2022 and 2021, respectively, for management services at a part of a senior living community DHC subleases to an affiliate, which amounts are included in residential management fees in our condensed consolidated statements of operations.

See Note 1 to our Consolidated Financial Statements included in Part IV, Item 5 of our Annual Report for additional information about our management agreements with DHC.

12. Senior Living Communities Leased from Healthpeak Properties, Inc.

We previously leased four senior living communities from PEAK. On September 30, 2021, we and PEAK terminated our leases for all four communities that we leased from PEAK. These four communities had approximately 200 living units and had residential revenues of $1,554 and lease expense of $735 for the three months ended June 30, 2021 and $3,436 and $1,461 for the six months ended June 30, 2021, respectively.

As of October 1, 2021, the PEAK senior living communities were no longer part of our residential operations. For further information about our PEAK lease termination, see Note 11 included in Part IV, Item 15 of our Annual Report.

13. Business Management Agreement with RMR

RMR provides us certain services that we require to operate our business, and which relate to various aspects of our business. RMR provides these services to us pursuant to our business management and shared services agreement. Pursuant to the business management and shared services agreement, we incurred aggregate fees and certain cost reimbursements payable to RMR of $1,239 and $1,795 for the three months ended June 30, 2022 and 2021, respectively, and $2,464 and $3,599 for the six months ended June 30, 2022 and 2021, respectively. These amounts are included in general and administrative expenses in our condensed consolidated statements of operations.

For further information about our relationship with RMR, see Note 14 of this Quarterly Report on Form 10-Q and our Annual Report.

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

DHC. DHC is currently our largest shareholder, owning, as of June 30, 2022, 10,691,658 of our common shares, or 32.8% of our outstanding common shares. We manage for DHC most of the senior living communities we operate. RMR provides management services to both us and DHC and Mr. Portnoy is the chair of the board of trustees and a managing trustee of DHC. Ms. Clark is a former managing trustee and the secretary of DHC. Included in accrued expenses and other current liabilities and accrued compensation and benefits on our condensed consolidated balance sheets are $24,177 and $21,916, respectively, at June 30, 2022, and $20,345 and $22,619, respectively, at December 31, 2021 that will be or were subsequently, as applicable, reimbursed by DHC and are included in due from related person.

We lease space from DHC at certain of the senior living communities that we manage for DHC. We use this leased space for Ageility outpatient rehabilitation locations. We recognized rent expense of $325 and $398 for the three months ended June 30, 2022 and 2021, respectively, and $647 and $795 for the six months ended June 30, 2022 and 2021, respectively, with respect to these leases.

See Note 11 for more information regarding our relationships, agreements and transactions with DHC and certain parties related to it and us.

RMR. We have an agreement with RMR for RMR to provide business management services to us. See Note 13 for more information regarding our management agreement with RMR.

Adam D. Portnoy and ABP Trust. Adam D. Portnoy and ABP Trust and its subsidiaries owned approximately 2,030,115 of our common shares, representing 6.2% of our outstanding common shares, as of June 30, 2022.

We lease our headquarters from a subsidiary of ABP Trust. On February 24, 2021, we and the ABP Trust subsidiary renewed the lease through December 31, 2031. As of the date of that renewal, the annual lease payments were scheduled to range from $1,026 to $1,395 over the term of the lease. On January 10, 2022, we and the ABP Trust subsidiary further amended the lease, which reduced the leased space from approximately 41,000 square feet to approximately 30,000 square feet. Commencing on July 1, 2022, the annual base lease payments, exclusive of utilities and real estate taxes, will range from $770 to $1,007 over the term of the lease. Our rent expense for our headquarters, including utilities and real estate taxes that we pay as additional rent, was $498 and $559 for the three months ended June 30, 2022 and 2021, respectively, and $974 and $1,036 for the six months ended June 30, 2022 and 2021, respectively, which amounts are included in general and administrative expenses. As a result of the 2022 amendment of the lease, we decreased our right-of-use asset and lease liability by $2,958 and $3,237, respectively, in the three months ended March 31, 2022, to reflect the terms of the amendment using a current incremental borrowing rate of 5.6%. We recognized a right-of-use asset and lease liability, which amounts were $6,004 and $9,197 for the right-of-use asset and $6,502 and $10,065 for the lease liability as of June 30, 2022 and December 31, 2021, respectively. The right-of-use asset has been reduced by the amount of accrued lease payments, which amounts are not material to our condensed consolidated financial statements.

On July 2, 2022, we entered into an agreement to terminate the lease for our headquarters at 400 Centre Street in Newton, Massachusetts with a termination date of September 30, 2022 and entered into a separate agreement to assume a lease for our headquarters as of September 1, 2022 at 255 Washington Street, Newton, Massachusetts, from Sonesta International Hotels Corporation, or Sonesta. Mr. Portnoy is the controlling stockholder and a director of Sonesta, and Ms. Clark is a director and secretary of Sonesta. Other officers of RMR serve as a director and as officers of Sonesta. Commencing on September 1, 2022, our annual lease payment will range from $986 to $1,057 over the remaining period of the lease, inclusive of certain operating costs, including a base amount for utilities and real estate taxes, which expires on May 31, 2030. The total aggregate estimated payments over the life of the lease will be approximately $7,861.

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
Retirement and Separation Arrangements. Katherine E. Potter resigned as our President and Chief Executive Officer effective April 30, 2022. Ms. Potter will remain with the Company as an employee through December 31, 2022 in order to assist in transitioning her duties and responsibilities.

In connection with Ms. Potter’s resignation, the Company entered into a separation agreement with Ms. Potter on May 2, 2022. Under the separation agreement, the Company will pay Ms. Potter $12 per month from May 2022 until December 31, 2022 and paid her a lump sum cash payment in the amount of $483 in May 2022. Provided that Ms. Potter signs and does not revoke a release of claims, and subject to the satisfaction of certain other conditions, on December 31, 2022, the Company will make an additional cash payment to Ms. Potter in the amount of $483 and will fully accelerate the vesting of any unvested common shares of the Company previously awarded to Ms. Potter as of December 31, 2022, unless that date is accelerated pursuant to the separation agreement. We recorded the full separation cost for Ms. Potter of $1,319 in the three and six months ended June 30, 2022.

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

In July 2021, we became aware of a potential issue with respect to completion of a form at one of the SNFs we previously managed for DHC. As a result of this discovery, we have made a voluntary self-disclosure to the Office of the Inspector General of HHS, or OIG, pursuant to the OIG's Provider Self-Disclosure Protocol. We submitted our initial disclosure to the OIG in January 2022, and are in discussions with the OIG regarding possible damages. Based on the costs that we have incurred or expect to incur, including estimated OIG imposed penalties, and factoring in DHC's related obligations, we have recorded a total of $288 to general and administrative expenses in our consolidated statements of operations in the fourth quarter of 2021 and second quarter of 2022.

In connection with our arrangement with Compass Group, or the Compass Agreement, to manage resident dining at the senior living communities we own or manage, we are obligated to repay amounts totaling $1,433 and $1,232, respectively, for incentives and transition costs incurred by the Compass Group in relation to the twenty communities that had been transitioned as of June 30, 2022, of which $1,231 and $969, respectively, would be reimbursable by DHC, if we terminate the agreement prior to the end of 72 months, or January 1, 2028. The repayments amounts are also subject to interest. We expect the majority of the remaining senior living communities to transition dining services to Compass Group in the next twelve months.

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

As of June 30, 2022 and December 31, 2021, we accrued reserves of $65,325 and $73,174, respectively, under these programs, of which $29,662 and $34,744 are classified as long-term liabilities. As of June 30, 2022 and December 31, 2021, we recorded $2,285 and $2,686, respectively, of estimated amounts receivable from the reinsurance companies under these programs.

See Note 2 to our Consolidated Financial Statements included in Part IV, Item 15 of our Annual Report for further information on our critical accounting estimates and judgment involved in determining our self-insurance obligations.

17. Restructuring Expense

On April 9, 2021, we announced the repositioning of our residential management business to focus on larger independent living, assisted living and memory care communities as well as stand-alone independent living and active adult communities. These repositioning activities were substantially completed prior to December 31, 2021.

A summary of the liabilities incurred combined with a reconciliation of the related components of restructuring expense recognized in the three months ended June 30, 2022 and 2021, follows, first by cost component and then by segment. The expenses are aggregated and reported in the line item restructuring expenses in our condensed consolidated statements of operations.

	Summary of Liabilities and Expenses as of and for the Three Months Ended June 30, 2022 (1)
Type of Expense:	Beginning Balance	Expenses Incurred	Payments	Ending Balance
Retention bonuses	$333	$(13)	$320	$—
Severance, benefits and transition expenses	139	3	18	124
Transaction expenses	466	538	98	906
Total	$938	$528	$436	$1,030

	Summary of Liabilities and Expenses as of and for the Three Months Ended June 30, 2022 (1)
By Segment:	Beginning Balance	Expenses Incurred	Payments	Ending Balance
Residential	$833	$474	$415	$892
Corporate and Other	105	54	21	138
Total	$938	$528	$436	$1,030
_______________________________________
(1)    The activity in 2022 relates to adjustments made to those obligations that were incurred in 2021 and recognized under ASC 420, Exit or Disposal Cost Obligations, and ASC 712, Compensation-Nonretirement Postemployment Benefits-special termination benefits. Accrued bonuses and other compensation are reported in the condensed consolidated balance sheet as part of accrued compensation and benefits and accrued transaction expenses are reported as part of accrued expenses and other current liabilities in the condensed consolidated balance sheets.

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

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

	Summary of Liabilities and Expenses as of and for the Three Months Ended June 30, 2021
By Segment:	Beginning Balance	Expenses Incurred	Payments	Ending Balance
Residential	$—	$11,531	$7,387	$4,144
Lifestyle Services	—	1,720	1,144	576
Corporate and Other	250	2,138	381	2,007
Total	$250	$15,389	$8,912	$6,727

A summary of the liabilities incurred combined with a reconciliation of the related components of restructuring expense recognized in the six months ended June 30, 2022 and 2021, follows, first by cost component and then by segment. The expenses are aggregated and reported in the line item restructuring expenses in our condensed consolidated statements of operations.

	Summary of Liabilities and Expenses as of and for the Six Months Ended June 30, 2022 (1)
Type of Expense:	Beginning Balance	Expenses Incurred	Payments	Ending Balance
Retention bonuses	$1,005	$(33)	$972	$—
Severance, benefits and transition expenses	1,437	(171)	1,142	124
Transaction expenses	488	578	160	906
Total	$2,930	$374	$2,274	$1,030

	Summary of Liabilities and Expenses as of and for the Six Months Ended June 30, 2022 (1)
By Segment:	Beginning Balance	Expenses Incurred	Payments	Ending Balance
Residential	$2,541	$474	$2,123	$892
Corporate and Other	389	(100)	151	138
Total	$2,930	$374	$2,274	$1,030
______________________________________
(1)    The activity in 2022 relates to adjustments made to those obligations that were incurred in 2021 and recognized under ASC 420, Exit or Disposal Cost Obligations, and ASC 712, Compensation-Nonretirement Postemployment Benefits-special termination benefits. Accrued bonuses and other compensation are reported in the condensed consolidated balance sheet as part of accrued compensation and benefits and accrued transaction expenses are reported as part of accrued expenses and other current liabilities in the condensed consolidated balance sheets.

In connection with the repositioning of our residential management services, we incurred restructuring obligations, recognized under ASC 420, Exit or Disposal Cost Obligations and ASC 712, Compensation-Nonretirement Postemployment Benefits-special termination benefits of $528 and $374 in the three and six months ended June 30, 2022, $474 of which were reimbursed by DHC. During the three and six months ended June 30, 2021, $15,389 and $15,639 of restructuring expenses were incurred, $11,531 of which were reimbursed by DHC. These expenses included $5,605 of retention bonus payments, $8,939 of severance, benefits and transition expenses, and $845 of transaction expenses.

In addition to the restructuring expenses recorded for the three months ended June 30, 2021, there were transaction expenses of $250 recorded in corporate and other in the first quarter of 2021.

18. Subsequent Event

On July 2, 2022, we entered into an agreement to terminate the lease for our headquarters with a termination date of September 30, 2022. We also entered into a separate agreement to assume a lease from Sonesta for our headquarters as of September 1, 2022 at 255 Washington Street, Newton, Massachusetts. See Note 14 for further information on these lease agreements.

On August 3, 2022, we announced a restructuring plan based on a comprehensive operational review that was completed by Alvarez & Marsal, or A&M. The recommendations made by A&M include general and administrative cost reductions, a corporate reorganization that is designed to enhance accountability and certain operational changes to support team members to ensure the delivery of high-quality experiences to residents and customers and to increase occupancy at the Company’s senior living communities. Pursuant to this restructuring plan, we intend to eliminate certain positions in our corporate team. We expect to complete this restructuring by the middle of 2023. In connection with implementing this restructuring plan, we expect to incur non-recurring cash expenses of up to $6,100. These expenses are expected to include up to $200 of retention payments, up to $2,600 of severance, benefits and transition expenses, and up to $3,300 of restructuring expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and with our Annual Report on Form 10-K for the year ended December 31, 2021, or Annual Report.

Summary of Senior Living Communities and Outpatient Rehabilitation Locations

Presented below is a summary of the units owned and managed by us as of June 30, 2022:

Total
Units (1)
Independent living	10,460
Assisted living	7,696
Memory care	1,817
Total	19,973
_______________________________________
(1)    The units operated as of June 30, 2022 include 2,087 in Five Star senior living communities that we own and 17,886 in Five Star senior living communities that we manage for Diversified Health Care Trust, or DHC.

Presented below is a summary of the communities, units, average occupancy, quarter end occupancy, revenues and residential management fees for the Five Star senior living communities we manage for DHC, as of and for the three and six months ended June 30, 2022 (dollars in thousands):

	As of and for the three months ended June 30, 2022
	Communities	Units	Average Occupancy	Quarter End Occupancy	Community Revenues (1)	Management Fees
Independent and assisted living communities	120	17,886	74.1%	75.4%	$165,179	$8,971

	As of and for the six months ended June 30, 2022
	Communities	Units	Average Occupancy	Quarter End Occupancy	Community Revenues (1)	Management Fees
Independent and assisted living communities	120	17,886	74.1%	75.4%	$327,731	$17,903
_______________________________________
(1)    Managed senior living communities' revenues do not represent our revenues and are included to provide supplemental information regarding the operating results of the Five Star senior living communities from which we earn residential management fees.

Presented below is a summary of our Ageility outpatient rehabilitation locations we operated as of and for the three and six months ended June 30, 2022 (dollars in thousands):

	As of and for the Three Months Ended June 30, 2022
	Number of Locations	Total Revenue (1)(2)	Caseload as a % of occupancy (3)	EBITDA Margin
Outpatient Locations in DHC Owned Communities Managed by Five Star	93	$7,572	25.6%	—%
Outpatient Locations at AlerisLife Inc. Owned Communities	15	783	27.3%	(2.0)%
Outpatient Locations at Other Communities (4)	94	4,339	23.0%	(2.2)%
Total Outpatient Locations	202	$12,694	24.5%	(0.9)%
_______________________________________
(1)    Excludes revenue of $1,736 earned during the three months ended June 30, 2022 for ten Ageility inpatient rehabilitation clinics.
(2)    Total Ageility revenue includes fitness revenue. Total Ageility revenue excludes home health care services, which is part of the lifestyle services segment.
(3)    Represents the average number of Ageility customers divided by average total occupancy at each of the senior living communities where we operate Ageility rehabilitation locations. Occupancy is defined as the average total number of residents residing at the senior living communities.
(4)    Other communities include outpatient rehabilitation locations at senior living communities not owned or managed by us.

	As of and for the Six Months Ended June 30, 2022
	Number of Locations	Total Revenue (1)(2)	Caseload as a % of occupancy (3)	EBITDA Margin
Outpatient Locations in DHC Owned Communities Managed by Five Star	93	$14,870	25.5%	1.5%
Outpatient Locations at AlerisLife Inc. Owned Communities	15	1,545	27.6%	0.2%
Outpatient Locations at Other Communities (4)	94	8,324	22.3%	(0.9)%
Total Outpatient Locations	202	$24,739	24.2%	0.6%
_______________________________________
(1)    Excludes revenue of $3,652 earned during the six months ended June 30, 2022 for ten Ageility inpatient rehabilitation clinics.
(2)    Total Ageility revenue includes fitness revenue. Total Ageility revenue excludes home health care services, which is part of the lifestyle services segment.
(3)    Represents the average number of Ageility customers divided by average total occupancy at each of the senior living communities where we operate Ageility rehabilitation locations. Occupancy is defined as the average total number of residents residing at the senior living communities.
(4)    Other communities include outpatient rehabilitation locations at senior living communities not owned or managed by us.

We currently expect to continue to diversify revenue through growth of our lifestyle service offerings, including opening new outpatient rehabilitation locations and expanding our fitness and other home-based service offerings within and outside of Five Star senior living communities. With respect to outpatient rehabilitation locations, since January 1, 2021 we have opened 12 net new Ageility outpatient rehabilitation locations, 15 of which were opened in 2021 (exclusive of the closure of 17 Ageility outpatient rehabilitation locations in December 2021 in Five Star senior living communities that were transitioned to new operators or closed).

Operational Review

During the quarter ended June 30, 2022, we engaged the healthcare consulting arm of Alvarez & Marsal, or A&M, to provide a comprehensive operational review of our business and make recommendations to our Board of Directors. The recommendations made by A&M include general and administrative cost reductions, a corporate reorganization that is designed to enhance accountability and certain operational changes to support team members to ensure the delivery of high-quality experiences to residents and customers and to increase occupancy at the Company's senior living communities, as further described below:

•Reduce costs annually by a target of approximately $14.0 million, net of investments to be made of approximately $4.0 million as described below, by:

◦Streamlining redundant business processes and reducing investments in non-core functions,
◦rationalizing information technology systems to those that directly support core business functions, and ensuring their optimal utilization, and
◦continually assessing general and administrative expenses to identify cost savings opportunities.
•Invest approximately $4.0 million to refocus on our core business and invest strategically in projects, processes and systems that will enhance our ability to successfully operate our residential and lifestyle services businesses, including:

◦Re-defining executive leadership team, inclusive of hiring a Chief Operating Officer to oversee field and national operations and a Chief Financial Officer,
◦investing in a scalable and agile national operations infrastructure to drive operational excellence and results, and
◦establishing a centralized sales function with reinstituted regional sales support to focus on both sales and marketing efforts.
Based on A&M's operational review, on August 3, 2022, we announced a restructuring plan in which we intend to eliminate certain positions in our corporate team. We expect to complete this restructuring by the middle of 2023. In connection with implementing this restructuring plan, we expect to incur non-recurring cash expenses of up to $6.1 million. These expenses are expected to include up to $0.2 million of retention payments, up to $2.6 million of severance, benefits and transition expenses and up to $3.3 million of restructuring expenses. We recognized costs of $0.7 million related to the A&M operational review for the three months ended June 30, 2022, which are recorded in general and administrative expenses in our condensed consolidated statements of operations.
General Industry Trends

We believe that, in the United States, the current primary market for services to older adults is focused on individuals age 75 and older. As a result of medical advances, adults are living longer and expanding their options as to where they choose to reside as they age. The aging of the Baby Boomers and their increasing life expectancy are leading to a fundamental demographic shift. The U.S. age profile reflects a 27.2% rise in the 75+ demographic in the last ten years. This is expected to rise even more significantly by 2030 (as evidenced by the aging boomers in the 65-74 age category)(1).

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

The senior living industry has been materially adversely impacted by the novel coronavirus SARS-CoV-2, or COVID-19, and the resulting pandemic, or the Pandemic, and its economic impact. While the U.S. economy has grown from its low point during the peak of the Pandemic and commercial activities have been increasingly returning to pre-Pandemic levels, in part as a result of recent government spending on relief from the Pandemic, there continues to be adverse impacts from increasing levels of inflation, high labor and other costs, and decreased labor availability. There remains uncertainty as to the ultimate duration and severity of the Pandemic on the U.S. economy and commercial activities, including risks that may arise from (i) mutations or related strains of the virus, which continue to develop, and have previously and recently resulted in an increasing number of cases, (ii) the ability to successfully administer vaccinations to a sufficient number of persons or attain immunity to the virus by natural or other means to achieve herd immunity, and (iii) the impact on the U.S. economy that may result from the inability of other countries to administer vaccinations to their citizens or their citizens' ability to otherwise achieve immunity to the virus. For further information and risks relating to the Pandemic on us and our business, see Part I, Item 1, "Business—COVID Pandemic" and Part I, Item 1A, "Risk Factors", of our Annual Report.

Occupancy. As a result of the Pandemic, we have experienced overall declines in average occupancy at our owned and leased senior living communities. However, with the widespread administration of vaccinations, particularly in the typical age group of our residents, we have experienced recent increases in our owned community average occupancy from 68.1% for the three months ended June 30, 2021 to 72.5% for the three months ended June 30, 2022. Consistent with our owned and leased portfolio, the senior living communities we manage for DHC also have experienced increases in average occupancy from 69.5% for the three months ended June 30, 2021 to 74.1% for the three months ended June 30, 2022.

With the widespread administration of vaccinations at our senior living communities and the requirement for team members to be vaccinated, we have been able to significantly reduce or eliminate restrictions at our senior living communities, which has enabled us to shift our efforts to new admissions and resident programs. Despite the distribution of the COVID-19 vaccine, as a result of the ongoing effects of the Pandemic, there is a possibility of further occupancy declines in the near term, due to possible surges of COVID variant viruses, current residents leaving our senior living communities, restrictions on new residents moving into and/or touring our senior living communities and the possibility that older adults will forego or delay moving into senior living communities because of perceived safety issues associated with the Pandemic. Our revenues are largely dependent on occupancy at our senior living communities and any decline in occupancy adversely impacts these revenues, unless we are able to offset those lost revenues with increased rates we charge our residents and clients or other sources of increased revenues.

Expenses. Our labor costs have been negatively impacted as a result of increased labor costs for community based team members due to competitive market conditions and high levels of inflation. While health insurance costs have decreased as a result of the reduction in the number of team members, there is a possibility that these costs will rise again in the future as a result of possible surges of COVID variant viruses and by team members pursuing elective procedures that had been deferred or they were not able to obtain earlier in the Pandemic. The Pandemic also disrupted the global supply chain, including many of our medical and technological suppliers, due to factory closures and reduced manufacturing output. We believe that our current supplies and supplies we currently have on order should be sufficient to support our needs for the reasonably foreseeable future.

1) Source: Bureau of labor statistics, 2021.

We have undertaken efforts to mitigate potential future impacts on the supply chain by increasing our stock of critical materials to meet our expected increased needs for the reasonably foreseeable future and by identifying and engaging alternative suppliers.

We continue to be alert to the potential for disruptions that could arise from the Pandemic and remain in close contact with our suppliers. Both labor costs and the costs of supplies and materials, in particular food and gasoline costs, have risen due to either the Russia-Ukraine war or from inflation, with inflation levels in the United States reaching a 40 year high in June 2022. We expect these increased costs to continue to impact our results of operations for the foreseeable future.

We incur these costs for our owned senior living communities, rehabilitation services locations and corporate and regional operations. Although DHC is responsible for these costs at the senior living communities we manage for DHC, increases in these costs would reduce earnings before interest, taxes, depreciation and amortization, or EBITDA, realized at these communities and, hence, negatively impact our ability to earn, and the amount of, any incentive fees, as well as possibly impact other aspects of our management arrangements.

Results of Operations. We have experienced negative impacts on our operating results and on the operating results for those senior living communities we manage for DHC as a result of the Pandemic. Although, as noted above, conditions have improved from the lows experienced during the Pandemic, the senior living industry continues to be negatively impacted by the Pandemic, and business at our owned and managed senior living communities and rehabilitation locations continues to be below pre-Pandemic levels. Although we believe that our business and operating results will improve if and as the Pandemic wanes, we expect that it may take an extended period for our business to return to pre-Pandemic levels, if at all, and our business remains subject to decline if Pandemic conditions worsen or for other reasons. Going forward, the amounts and type of revenue, expense and cash flow impacts resulting from the Pandemic will be dependent on a number of factors, including: the speed, depth, geographic reach and duration of the spread of new variants or surges of the disease; the effectiveness of therapeutic treatments for COVID-19 to our residents, clients and team members; and consumer confidence and the demand for our senior living communities and services.

An increase in labor costs due to worker shortages as well as a general increase in costs due to rising inflation have resulted in negative impacts on our operating results and on the operating results for those senior living communities we manage for DHC. We also expect that other direct and indirect impacts of the Pandemic, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of older adults and their families to afford our services.

Senior Living Development. In the years prior to the Pandemic, increased access to capital and low-interest rates encouraged increased senior living development, particularly in areas where existing senior living communities have historically experienced high occupancy. This has resulted in a significant increase in new senior living community inventory entering the market in recent years, increasing competitive pressures on us, particularly in certain of our geographic markets. Although new development had been slowing prior to the onset of the Pandemic, and the impact of the Pandemic further impacted new development, we expect that the new inventory that entered the market will continue to have a competitive effect on our business for at least the next few years; these challenges may continue to be intensified as a result of the Pandemic and its impact on the senior living community industry.

Labor Market. We have increased the rates paid to community based team members in order to be competitive with the increasing rates in the market for these front line team members. We also have increased staffing needs at the senior living communities we operate, for which we continue to use temporary staffing through our arrangements with staffing agencies to accommodate staffing shortages due to a tight labor market. The market for skilled front line workers within and outside of the senior living industry continues to be very competitive, and the current demand for those workers remains strong. As of June 30, 2022, there are approximately 10.7 million(1) jobs available in the United States, with only approximately 5.9 million(1) available workers. Our current rate of open positions is approximately 16.8%, a rate which will continue to result in increased expenses from temporary staffing, and increased rates and overtime paid to our community based team members, and may restrict our ability to fully operate our senior living communities.

1) Source: Bureau of labor statistics, 2021.

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

Debt Financing

On January 27, 2022, we entered into a $95.0 million senior secured term loan, or the Loan, $63.0 million of which was funded upon effectiveness of a credit and security agreement, or the Credit Agreement, that we entered into with MidCap Funding VIII Trust, or MidCap, including approximately $3.2 million in closing costs. Upon entering into the Loan, we terminated our $65.0 million secured revolving facility, or our Credit Facility, that we had with a syndicate of lenders and was available for us to use for general business purposes. At June 30, 2022, we had one mortgage note outstanding totaling $6.8 million. For more information about the Loan, our previous Credit Facility and our mortgage note, see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Our Revenues

Our revenues are derived from the services we provide to residents at our senior living communities and to older adults through our lifestyle services, and these revenues are our primary source of cash to fund our operating expenses, including capital expenditures at the senior living communities we own and principal and interest payments on our debt.

Medicare and Medicaid programs provide operating revenues for lifestyle services and certain of our former skilled nursing facility, or SNF units. We derived approximately 5.6% and 4.1% of our consolidated revenues from these government-funded programs during the six months ended June 30, 2022 and 2021, respectively. Revenues from Medicare programs totaled $18.8 million and $21.3 million during the six months ended June 30, 2022 and 2021, respectively. Revenues from Medicaid programs totaled $0.5 million and $0.6 million during the six months ended June 30, 2022 and 2021, respectively. The concentration of revenues derived from Medicare and Medicaid is principally earned in connection with our lifestyle services.

In connection with the repositioning of our residential management business, we transitioned 107 senior living communities managed for DHC, with approximately 7,400 living units to new operators and closed one senior living community with approximately 100 living units. In addition, we and DHC closed all 1,532 SNF living units in 27 managed continuing care retirement communities, or CCRCs that we continue to manage for DHC as independent or assisted living communities. For the three and six months ended June 30, 2021, we recognized $4.4 million and $9.6 million of residential management fees related to these senior living communities and living units, respectively. Through June 30, 2022, we also closed 27 of the 37 Ageility inpatient rehabilitation clinics. For the three and six months ended June 30, 2021, we recognized $2.6 million and $8.1 million of revenue related to all 37 inpatient rehabilitation clinics, respectively. For the three and six months ended June 30, 2022, we recognized $1.7 million and $3.7 million of revenue related to the ten inpatient rehabilitation clinics we continue to operate.

Effective September 30, 2021, we terminated our lease for four communities with approximately 200 living units, which had residential revenues of $1.6 million and $3.4 million for the three and six months ended June 30, 2021. For more information regarding the termination of these leases, see Note 12 to our condensed consolidated financial statements in Part I, Item I of this Quarterly Report.

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

Results of Operations

We operate in two reportable segments: (1) residential and (2) lifestyle services. In the residential segment, we manage for others and operate, respectively, primarily independent living communities and assisted living communities and an active adult community that are subject to centralized oversight and provide housing and services to older adults. Included in the results of the assisted living communities are memory care living units. In the lifestyle services segment, we provide a comprehensive suite of rehabilitation and wellness services, including physical, occupational, speech and other specialized therapy services, in inpatient clinics and outpatient locations as well as home health and fitness services.

For the three and six months ended June 30, 2021, we recognized $4.4 million and $9.6 million, respectively, of residential management fees related to the senior living communities and living units that we previously managed for DHC, that have been transitioned to other operators or were closed pursuant to the repositioning of our residential management business. We recognized lifestyle services revenue of $1.7 million and $2.6 million for the three months ended June 30, 2022 and 2021, respectively, and $3.7 million and $8.1 million for the six months ended June 30, 2022 and 2021, respectively, related to the inpatient rehabilitation clinics. The information in the Key Statistical Data table below includes those senior living communities, living units and rehabilitation clinics in the results reported.

All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation, professional and general liability and certain automobile insurance programs.

Key Statistical Data For the Three Months Ended June 30, 2022 and 2021:

The following tables present a summary of our operations for the three months ended June 30, 2022 and 2021 (dollars and visits in thousands, except RevPAR and RevPOR):

	Three Months Ended June 30,		Increase/(Decrease)
	2022	2021(1)	Amount	Percent
REVENUES
Lifestyle services	$14,645	$17,453	$(2,808)	(16.1)%
Residential	16,094	16,378	(284)	(1.7)%
Residential management fees	8,971	12,927	(3,956)	(30.6)%
Total management and operating revenues	39,710	46,758	(7,048)	(15.1)%
Reimbursed community-level costs incurred on behalf of managed communities	127,648	195,271	(67,623)	(34.6)%
Other reimbursed expenses	3,765	16,592	(12,827)	(77.3)%
Total revenues	171,123	258,621	(87,498)	(33.8)%

Other operating income	—	2	(2)	(100.0)%

OPERATING EXPENSES
Lifestyle services expenses	14,329	15,668	(1,339)	(8.5)%
Residential wages and benefits	9,159	9,896	(737)	(7.4)%
Other residential operating expenses	4,973	8,968	(3,995)	(44.5)%
Community-level costs incurred on behalf of managed communities	127,648	195,271	(67,623)	(34.6)%
General and administrative	17,844	22,748	(4,904)	(21.6)%
Restructuring expenses	528	15,389	(14,861)	(96.6)%
Depreciation and amortization	3,284	2,989	295	9.9%
Total operating expenses	177,765	270,929	(93,164)	(34.4)%

Operating loss	(6,642)	(12,306)	5,664	(46.0)%

Interest, dividend and other income	129	76	53	69.7%
Interest and other expense	(1,251)	(409)	(842)	n/m
Unrealized (loss) gain on equity investments	(1,050)	398	(1,448)	n/m
Realized gain on sale of debt and equity investments	—	97	(97)	(100.0)%
Loss before income taxes	(8,814)	(12,144)	3,330	(27.4)%
Benefit (provision) for income taxes	9	(158)	167	n/m
Net loss	$(8,805)	$(12,302)	$3,497	(28.4)%

Owned and leased communities:
Number of communities (end of period)	20	24	(4)	(16.7)%
Number of living units (end of period) (2)	2,087	2,251	(164)	(7.3)%
Quarter end occupancy at June 30,	75.5%	69.7%	580 bps	8.3%
Average occupancy	72.5%	68.1%	440 bps	6.5%
RevPAR (3)	$2,560	$2,425	$135	5.6%
RevPOR (4)	$3,492	$3,524	$(32)	(0.9)%

Managed communities:
Number of communities (end of period)	120	228	(108)	(47.4)%
Number of living units (end of period) (2)	17,886	25,482	(7,596)	(29.8)%
Quarter end occupancy at June 30,	75.4%	71.3%	410 bps	5.8%
Average occupancy	74.1%	69.5%	460 bps	6.6%
RevPAR (3)	$3,077	$3,086	$(9)	(0.3)%
RevPOR (4)	$4,109	$4,389	$(280)	(6.4)%

Lifestyle services:
Caseload as a % of Occupancy (5)	24.5%	27.5%	(360) bps	(13.1)%
Number of visits at outpatient locations	153	156	(3)	(1.9)%
Number of inpatient clinics (end of period)	10	10	—	—%
Number of outpatient locations (end of period)	202	218	(16)	(7.3)%
Total clinics and locations	212	228	(16)	(7.0)%
_______________________________________
n/m - not meaningful
(1)    The following were included in the summary of operations for the three months ended June 30, 2021 that were not included for the three months ended June 30, 2022: (i) 107 senior living communities we managed for DHC with approximately 7,400 living units that were transitioned to new operators during the third and fourth quarters of 2021 and one senior living community with approximately 100 living units that we managed for DHC that was closed in February 2022, (ii) 1,532 SNF living units that were closed in 27 CCRCs during 2021 (of which 1,473 living units were closed during the three months ended June 30, 2021), (iii) 27 Ageility inpatient rehabilitation clinics that were closed during the three months ended June 30, 2021, (iv) 17

Ageility outpatient rehabilitation locations that were closed during the fourth quarter of 2021 in senior living communities that were transitioned to a new operator or closed and (v) four leased communities with approximately 200 living units where the leases were terminated on September 30, 2021.
(2)    Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(3)    RevPAR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of available units for the period, divided by the number of months in the period. Data for the three months ended June 30, 2022 and 2021 exclude income received by senior living communities under the Provider Relief Fund of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and other governmental grants.
(4)    RevPOR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of occupied units for the period, divided by the number of months in the period. Data for the three months ended June 30, 2022 and 2021 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act and other governmental grants.
(5)    Represents the average number of Ageility customers divided by average total occupancy at each of the senior living communities where we operate Ageility rehabilitation locations. Occupancy is defined as the average total number of residents residing at the senior living communities.

Comparable Communities and Outpatient Locations

Comparable senior living communities and outpatient rehabilitation locations (senior living communities and outpatient rehabilitation locations that we have continually operated or managed since April 1, 2021, excluding inpatient rehabilitation clinics) results for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, are listed below (dollars in thousands, except RevPOR and RevPAR):

	Three Months Ended June 30,		Increase/(Decrease)
	2022(1)	2021(1)	Amount	Percent
REVENUES
Lifestyle services	$12,332	$13,983	$(1,651)	(11.8)%
Residential	16,066	14,846	1,220	8.2%
Residential management fees	8,970	8,552	418	4.9%
Other operating income	—	2	(2)	(100.0)%

OPERATING EXPENSES
Lifestyle services expenses	12,268	12,312	(44)	(0.4)%
Residential wages and benefits	9,158	9,020	138	1.5%
Other residential operating expenses	5,416	6,422	(1,006)	(15.7)%

Owned communities:
Number of communities (end of period)	20	20	—	—%
Number of living units (end of period) (2)	2,087	2,099	(12)	(0.6)%
Quarter end occupancy at June 30,	75.5%	70.1%	540 bps	7.7%
Average occupancy	72.5%	68.3%	420 bps	6.1%
RevPAR (3)	$2,560	$2,357	$203	8.6%
RevPOR (4)	$3,492	$3,413	$79	2.3%

Managed communities:
Number of communities (end of period)	120	120	—	—%
Number of living units (end of period) (2)	17,886	17,898	(12)	(0.1)%
Quarter end occupancy at June 30,	75.4%	73.3%	210 bps	2.9%
Average occupancy	74.1%	72.9%	120 bps	1.6%
RevPAR (3)	$3,077	$2,961	$116	3.9%
RevPOR (4)	$4,109	$4,018	$91	2.3%

Lifestyle services:
Caseload as a % of occupancy (5)	24.8%	28.2%	(340) bps	(12.1)%
Number of visits at outpatient locations	146	147	(1)	(0.7)%
Number of outpatient locations (end of period)	187	187	—	—%
_______________________________________
n/m - not meaningful

(1)    The three months ended June 30, 2022 and 2021 include data for 20 owned senior living communities, 120 managed senior living communities and 187 outpatient rehabilitation locations that we have continuously owned or managed since April 1, 2021. The summary of operations for comparable communities and locations excludes (i) 1,532 SNF living units that were closed in 27 CCRCs and (ii) ten Ageility inpatient rehabilitation clinics.
(2)    Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(3)    RevPAR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of available units for the period, divided by the number of months in the period. Data for the three months ended June 30, 2022 and 2021 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act and other governmental grants.
(4)    RevPOR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of occupied units for the period, divided by the number of months in the period. Data for the three months ended June 30, 2022 and 2021 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act and other governmental grants.
(5)    Represents the average number of Ageility customers divided by average total occupancy at each of the senior living communities where we operate Ageility rehabilitation locations. Occupancy is defined as the average total number of residents residing at the senior living communities.

The following is a discussion of our operating results for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Lifestyle services revenues. The decrease in lifestyle services revenues is primarily due to a decrease in inpatient rehabilitation clinic revenues of $0.9 million and outpatient rehabilitation location revenues of $1.8 million. The reduction of our inpatient rehabilitation clinic revenues is primarily associated with the closure of 27 inpatient rehabilitation clinics in the second quarter of 2021 as part of the repositioning of the residential management business. The reduction of our outpatient rehabilitation location revenues primarily resulted from a decrease in outpatient visits, the $0.5 million impact of the closure of 17 outpatient rehabilitation locations in December 2021 in senior living communities that were transitioned to new operators or closed, as well as the $0.6 million impact of a Medicare fee schedule rate cut in 2022. The decrease in lifestyle services revenues at our comparable locations is due to the $0.7 million impact of a Medicare fee schedule rate cut in 2022 as well as a slight decrease in outpatient visits for the three months ended June 30, 2022.

Residential revenues. The decrease in residential revenues is primarily due to the termination of a lease for four communities on September 30, 2021. The discontinuation of these four communities resulted in a decrease in revenues of $1.6 million. This decrease was mostly offset by an increase in average occupancy from 68.1% for the three months ended June 30, 2021 to 72.5% for the three months ended June 30, 2022 at our owned senior living communities. The increase in residential revenues at our comparable communities is primarily due to the increase in average occupancy from 68.3% for the three months ended June 30, 2021 to 72.5% for the three months ended June 30, 2022 as well as a slight increase in average rates.

Residential management fees. The decrease in residential management fees is due to declines in gross revenues at the senior living communities we manage, primarily caused by the transitioning of approximately 7,400 living units to new operators and the closure of approximately 100 living units subsequent to June 30, 2021, resulting in a decrease in residential management fees of $3.9 million, and the closure of 1,532 SNF living units subsequent to June 30, 2021, resulting in a decrease in residential management fees of $0.5 million. These declines in gross revenues as a result of the repositioning of the residential management business have been partially offset with the improvement in average occupancy from 69.5% for the three months ended June 30, 2021 to 74.1% for the three months ended June 30, 2022. The increase in residential management fees at our comparable senior living communities was primarily due to the improvement in gross revenues at the senior living communities we manage related to the increase in average occupancy from 72.9% for the three months ended June 30, 2021 to 74.1% for the three months ended June 30, 2022, as well as due to an increase in residential construction management fees we earn on construction projects we manage.

Reimbursed community-level costs incurred on behalf of managed communities. The decrease in reimbursed community-level costs incurred on behalf of managed communities was primarily due to the transitioning of the management of approximately 7,400 living units to new operators subsequent to June 30, 2021, the closure of approximately 100 living units in February 2022, and the closure of 1,532 SNF living units, of which 1,473 units were closed during the three months ended June 30, 2021.

Other reimbursed expenses. Other reimbursed expenses represent reimbursements that arise from certain centralized services we provide pursuant to our management agreements with DHC. The decrease in other reimbursed expenses was primarily due to reimbursements of $11.5 million related to restructuring expenses in the three months ended June 30, 2021, as well as a decrease in the expenses that are reimbursable as a result of the reduced corporate headcount of approximately 27.0% in connection with the repositioning of our residential management business.

Other operating income. Other operating income represents funds received and recognized under the Provider Relief Fund of the CARES Act General Fund Distribution and other government grants.

Lifestyle services expenses. The decrease in lifestyle services expenses is primarily due to $1.4 million of lifestyle services expenses that had been incurred during the three months ended June 30, 2021 with respect to the 27 inpatient rehabilitation clinics that were closed during that period as part of the repositioning of our residential management business, $0.4 million of expenses that had been incurred during the three months ended June 30, 2021 related to 17 outpatient rehabilitation locations that were subsequently closed in December 2021 in senior living communities that were transitioned to new operators or closed, and a decrease in outpatient rehabilitation location visits during the three months ended June 30, 2022 when compared to the same quarter in the prior year. Those decreases were partially offset by the full quarter impact of the new outpatient rehabilitation locations opened during or subsequent to the second quarter of 2021. The decrease in lifestyle services expenses at our comparable locations was due to the decrease in outpatient rehabilitation location visits during the three months ended June 30, 2022 when compared to the same quarter in the prior year.

Residential wages and benefits. The decrease in residential wages and benefits is primarily due to decreased medical insurance and workers compensation costs as a result of a reduction in claims received compared to the second quarter of 2021, as well as the termination of a lease for four communities on September 30, 2021, which resulted in a decrease in residential wages and benefits of $0.8 million. These decreases were partially offset by an increase in labor costs due to rising wages, temporary staffing needs and market conditions. The increase in residential wages and benefits at our comparable communities is primarily due to higher labor costs, mostly offset by decreased costs for medical insurance and workers compensation costs.

Other residential operating expenses. Other residential operating expenses are comprised of utilities, housekeeping, dietary, repairs and maintenance, insurance and other community-level costs. The decrease in other residential operating expenses is primarily due to the termination of a lease for four communities on September 30, 2021, which resulted in a decrease in other residential operating expenses of $2.6 million, including a $0.9 million asset impairment recorded for the three months ended June 30, 2021 related to a senior living community that was damaged by a fire, as well as decreased costs associated with our self-insurance obligations and a $0.5 million business interruption insurance recovery received in the three months ended June 30, 2022. These decreases were partially offset by increased costs related to marketing, utilities, disposable food supplies and other costs that have been impacted by rising inflation and supply chain issues. The decrease in other residential operating expenses at our comparable communities is primarily due to decreased costs associated with our self-insurance obligations, partially offset by increases in costs related to marketing, utilities, disposable food supplies and other costs that have been impacted by rising inflation and supply chain issues.

General and administrative. The decrease in general and administrative expenses was primarily attributable to lower corporate wages and benefits due to reduced corporate headcount of approximately 27.0% in connection with the repositioning of the residential management business and lower fees for services performed by RMR due to a decrease in revenues for which those fees are determined, partially offset by costs associated with the separation agreement with our former President and Chief Executive Officer, Katherine Potter, of approximately $1.3 million, and $0.7 million of costs related to the operational review performed by A&M.

Restructuring expenses. The decrease in restructuring expenses was primarily due to severance and retention costs related to the repositioning of our residential management business incurred during the three months ended June 30, 2021, of which $11.5 million was reimbursed by DHC and is also included in other reimbursed expenses.

Depreciation and amortization. The increase in depreciation and amortization is primarily due to an increase in depreciation as a result of the investment of capital in our owned senior living communities, partially offset by the termination of a lease for four communities on September 30, 2021, which resulted in a decrease in depreciation and amortization of $0.1 million.

Interest, dividend and other income. Interest, dividend and other income consists of interest earned primarily on our debt and equity investments.

Interest and other expense. Interest and other expense consists primarily of amortization of deferred financing fees and commitment fees related to our Credit Facility, and interest on our finance leases and mortgage note for three months ended June 30, 2021. Interest and other expense consists primarily of interest expense on the Loan, amortization of deferred financing fees on the Loan, and interest on our finance leases and mortgage note for three months ended June 30, 2022. The increase in interest and other expense for the three months ended June 30, 2022 was due to interest related to the Loan.

Unrealized (loss) gain on equity investments. Unrealized (loss) gain on equity investments represents adjustments made to our investments in equity securities to record amounts at fair value. The increase in unrealized loss in the three months ended June 30, 2022 is due to market conditions.

Realized gain (loss) on sale of debt and equity investments. Realized gain (loss) on sale of debt and equity investments represents our realized gains and losses on investments.

Benefit (provision) for income taxes. For the three months ended June 30, 2022 and 2021, we recognized a benefit for income taxes of $0.0 million and a provision for income taxes of $0.2 million, respectively, both of which are related to state income taxes.

Key Statistical Data For the Six Months Ended June 30, 2022 and 2021:

The following tables present a summary of our operations for the six months ended June 30, 2022 and 2021 (dollars and visits in thousands, except RevPAR and RevPOR):

	Six Months Ended June 30,		Increase/(Decrease)
	2022	2021 (1)	Amount	Percent
REVENUES
Lifestyle services	$28,784	$37,006	$(8,222)	(22.2)%
Residential	31,480	33,435	(1,955)	(5.8)%
Residential management fees	17,903	26,777	(8,874)	(33.1)%
Total management and operating revenues	78,167	97,218	(19,051)	(19.6)%
Reimbursed community-level costs incurred on behalf of managed communities	258,584	408,431	(149,847)	(36.7)%
Other reimbursed expenses	7,515	22,072	(14,557)	(66.0)%
Total revenues	344,266	527,721	(183,455)	(34.8)%

Other operating income	42	7,795	(7,753)	(99.5)%

OPERATING EXPENSES
Lifestyle services expenses	27,550	31,878	(4,328)	(13.6)%
Residential wages and benefits	17,786	21,909	(4,123)	(18.8)%
Other residential operating expenses	12,322	15,234	(2,912)	(19.1)%
Community-level costs incurred on behalf of managed communities	258,584	408,431	(149,847)	(36.7)%
General and administrative	36,190	45,139	(8,949)	(19.8)%
Restructuring expenses	374	15,639	(15,265)	(97.6)%
Depreciation and amortization	6,447	5,929	518	8.7%
Total operating expenses	359,253	544,159	(184,906)	(34.0)%

Operating loss	(14,945)	(8,643)	(6,302)	72.9%

Interest, dividend and other income	209	160	49	30.6%
Interest and other expense	(2,283)	(872)	(1,411)	n/m
Unrealized (loss) gain on equity investments	(1,682)	533	(2,215)	n/m
Realized (loss) gain on sale of debt and equity investments	(45)	193	(238)	n/m
Gain on termination of lease	279	—	279	n/m
Loss before income taxes	(18,467)	(8,629)	(9,838)	n/m
Provision for income taxes	(68)	(358)	290	(81.0)%
Net loss	$(18,535)	$(8,987)	$(9,548)	n/m

Owned and leased communities:
Number of communities (end of period)	20	24	(4)	(16.7)%
Number of living units (end of period) (2)	2,087	2,251	(164)	(7.3)%
Quarter end occupancy at June 30,	75.5%	69.7%	580 bps	8.3%
Average occupancy	71.7%	68.2%	350 bps	5.1%
RevPAR (3)	$2,502	$2,453	$49	2.0%
RevPOR (4)	$3,468	$3,577	$(109)	(3.0)%

Managed communities:
Number of communities (end of period)	120	228	(108)	(47.4)%
Number of living units (end of period) (2)	17,886	25,482	(7,596)	(29.8)%
Quarter end occupancy at June 30,	75.4%	71.3%	410 bps	5.8%
Average occupancy	74.1%	69.5%	460 bps	6.6%
RevPAR (3)	$3,052	$3,150	$(98)	(3.1)%
RevPOR (4)	$4,096	$4,507	$(411)	(9.1)%

Lifestyle services:
Caseload as a % of occupancy (5)	24.2%	26.8%	(320) bps	(11.9)%
Number of visits at outpatient locations	297	305	(8)	(2.6)%
Number of inpatient clinics (end of period)	10	10	—	—%
Number of outpatient locations (end of period)	202	218	(16)	(7.3)%
Total clinics and locations	212	228	(16)	(7.0)%
_______________________________________
n/m - not meaningful

(1)    The following were included in the summary of operations for the six months ended June 30, 2021 that were not included for the six months ended June 30, 2022 (i) 107 senior living communities we managed for DHC with approximately 7,400 living units that were transitioned to new operators during the third and fourth quarters of 2021 and one senior living community with approximately 100 living units that we managed for DHC that was closed in February 2022, (ii) 1,532 SNF living units that were closed in 27 CCRCs during 2021 (of which 1,473 living units were closed during the six months ended June 30, 2021), (iii) 27 Ageility inpatient rehabilitation clinics that were closed during the six months ended June 30, 2021, (iv) 17 Ageility outpatient rehabilitation locations that were closed during the fourth quarter of 2021 in senior living communities that were transitioned to a new operator or closed and (v) four leased communities with approximately 200 living units where the leases were terminated on September 30, 2021.
(2)    Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(3)    RevPAR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of available units for the period, divided by the number of months in the period. Data for the six months ended June 30, 2022 and 2021 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act and other governmental grants.
(4)    RevPOR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of occupied units for the period, divided by the number of months in the period. Data for the six months ended June 30, 2022 and 2021 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act and other governmental grants.
(5)    Represents the average number of Ageility customers divided by average total occupancy at each of the senior living communities where we operate Ageility rehabilitation locations. Occupancy is defined as the average total number of residents residing at the senior living communities.

Comparable Communities and Outpatient Locations

Comparable senior living communities and outpatient rehabilitation locations (senior living communities and outpatient rehabilitation locations that we have continually operated or managed since January 1, 2021, excluding inpatient rehabilitation clinics) results for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, are listed below (dollars in thousands, except RevPOR and RevPAR):

	Six Months Ended June 30,		Increase/(Decrease)
	2022(1)	2021(1)	Amount	Percent
REVENUES
Lifestyle services	$23,678	$26,935	$(3,257)	(12.1)%
Residential	31,459	30,094	1,365	4.5%
Residential management fees	17,900	17,146	754	4.4%
Other operating income	42	6,980	(6,938)	(99.4)%

OPERATING EXPENSES
Lifestyle services expenses	23,242	23,388	(146)	(0.6)%
Residential wages and benefits	17,798	19,974	(2,176)	(10.9)%
Other residential operating expenses	12,504	11,473	1,031	9.0%

Owned communities:
Number of communities (end of period)	20	20	—	—%
Number of living units (end of period) (2)	2,087	2,099	(12)	(0.6)%
Quarter end occupancy at June 30,	75.5%	70.1%	540 bps	7.7%
Average occupancy	71.7%	68.6%	310 bps	4.5%
RevPAR (3)	$2,502	$2,389	$113	4.7%
RevPOR (4)	$3,468	$3,464	$4	0.1%

Managed communities:
Number of communities (end of period)	120	120	—	—%
Number of living units (end of period) (2)	17,886	17,898	(12)	(0.1)%
Quarter end occupancy at June 30,	75.4%	73.3%	210 bps	2.9%
Average occupancy	74.1%	72.8%	130 bps	1.8%
RevPAR (3)	$3,052	$2,954	$98	3.3%
RevPOR (4)	$4,096	$4,035	$61	1.5%

Lifestyle services:
Caseload as a % of occupancy (5)	24.3%	27.6%	(330) bps	(12.0)%
Number of visits at outpatient locations	279	283	(4)	(1.4)%
Number of outpatient locations (end of period)	182	182	—	—%
_______________________________________
n/m - not meaningful

(1)    The six months ended June 30, 2022 and 2021 include data for 20 owned senior living communities, 120 managed senior living communities and 182 outpatient rehabilitation locations that we have continuously owned or managed since January 1, 2021. The summary of operations for comparable communities and locations excludes (i) 1,532 SNF living units that were closed in 27 CCRCs and (ii) ten Ageility inpatient rehabilitation clinics.
(2)    Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(3)    RevPAR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of available units for the period, divided by the number of months in the period. Data for the six months ended June 30, 2022 and 2021 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act and other governmental grants.
(4)    RevPOR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of occupied units for the period, divided by the number of months in the period. Data for the six months ended June 30, 2022 and 2021 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act and other governmental grants.
(5)    Represents the average number of Ageility customers divided by average total occupancy at each of the senior living communities where we operate Ageility rehabilitation locations. Occupancy is defined as the average total number of residents residing at the senior living communities.

The following is a discussion of our operating results for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Lifestyle services revenues. The decrease in lifestyle services revenues is primarily due to a decrease in inpatient rehabilitation clinic revenues of $4.4 million and outpatient rehabilitation location revenues of $3.6 million. The reduction of our inpatient rehabilitation clinic revenues is primarily associated with the closure of 27 inpatient rehabilitation clinics during the six months ended June 30, 2021 as part of the repositioning of the residential management business. The reduction of our outpatient rehabilitation location revenues primarily resulted from a decrease in outpatient visits, the $1.0 million impact of the closure of the 17 outpatient rehabilitation locations in December 2021 in senior living communities that were transitioned to new operators or closed, as well as the $1.3 million impact of a Medicare fee schedule rate cut in 2022. The decrease in lifestyle services revenues at our comparable locations is due to the $1.3 million impact of a Medicare fee schedule rate cut in 2022 as well as a slight decrease in outpatient visits for the six months ended June 30, 2022.

Residential revenues. The decrease in residential revenues is primarily due to the termination of a lease for four communities on September 30, 2021. The discontinuation of these four communities resulted in a decrease in revenues of $3.4 million. This decrease was partially offset by an increase in average occupancy from 68.2% for the six months ended June 30, 2021 to 71.7% for the six months ended June 30, 2022 at our owned senior living communities. The increase in residential revenues at our comparable communities is primarily due to the increase in average occupancy from 68.6% for the six months ended June 30, 2021 to 71.7% for the six months ended June 30, 2022, partially offset by an increase of $0.7 million in residential fee discounts and concessions we provided to increase occupancy.

Residential management fees. The decrease in residential management fees is due to declines in gross revenues at the senior living communities we manage, primarily caused by the transitioning of approximately 7,400 living units to new operators and the closure of approximately 100 living units subsequent to June 30, 2021, resulting in a decrease in residential management fees of $7.8 million, and the closure of 1,532 SNF living units subsequent to June 30, 2021, resulting in a decrease in residential management fees of $1.8 million. These declines in gross revenues as a result of the repositioning of the residential management business have been partially offset with the improvement in average occupancy from 69.5% for the six months ended June 30, 2021 to 74.1% for the six months ended June 30, 2022. The increase in residential management fees at our comparable senior living communities was primarily due to the improvement in gross revenues at the senior living communities we manage related to the increase in average occupancy from 72.8% for the six months ended June 30, 2021 to 74.1% for the six months ended June 30, 2022, as well as due to an increase in residential construction management fees we earn on construction projects we manage.

Reimbursed community-level costs incurred on behalf of managed communities. The decrease in reimbursed community-level costs incurred on behalf of managed communities was primarily due to the transitioning of the management of approximately 7,400 living units to new operators subsequent to June 30, 2021, the closure of approximately 100 living units in February 2022, and the closure of 1,532 SNF living units, of which 1,473 living units were closed during the six months ended June 30, 2021.

Other reimbursed expenses. Other reimbursed expenses represent reimbursements that arise from certain centralized services we provide pursuant to our management agreements with DHC. The decrease in other reimbursed expenses was primarily due to reimbursements of $11.5 million related to restructuring expenses in the six months ended June 30, 2021, as well as a decrease in the expenses that are reimbursable as a result of the reduced corporate headcount of approximately 27.0% in connection with the repositioning of our residential management business.

Other operating income. Other operating income represents funds received and recognized under the Provider Relief Fund of the CARES Act General Fund Distribution and other government grants. The decrease in other operating income was due to the decrease in Cares Act funds received during the 2022 period.

Lifestyle services expenses. The decrease in lifestyle services expenses is primarily due to $4.2 million of lifestyle services expenses that had been incurred during the six months ended June 30, 2021 with respect to the 27 inpatient rehabilitation clinics that were closed during that period as part of the repositioning of our residential management business, $0.9 million of expenses that had been incurred during the six months ended June 30, 2021 related to 17 outpatient rehabilitation locations that were subsequently closed in December 2021 in senior living communities that were transitioned to new operators or closed, and a decrease in outpatient rehabilitation location visits during the six months ended June 30, 2022 when compared to the same period in the prior year. Those decreases were partially offset by the full period impact of the new outpatient rehabilitation locations opened during or subsequent to the six months ended June 30, 2021. The decrease in lifestyle services expenses at our comparable communities was due to the decrease in outpatient rehabilitation location visits during the six months ended June 30, 2022 when compared to the six months ended June 30, 2021.

Residential wages and benefits. The decrease in residential wages and benefits is primarily due to decreased medical insurance and workers compensation costs as a result of a reduction in claims received compared to the six months ended June 30, 2021, as well as the termination of a lease for four communities on September 30, 2021, which resulted in a decrease in residential wages and benefits of $1.8 million. These decreases were partially offset by an increase in labor costs due to rising wages, temporary staffing needs and market conditions. The decrease in residential wages and benefits at our comparable communities is primarily due to decreased costs for medical insurance and workers compensation costs, partially offset by higher labor costs.

Other residential operating expenses. Other residential operating expenses are comprised of utilities, housekeeping, dietary, repairs and maintenance, insurance and other community-level costs. The decrease in other residential operating expenses is primarily due to the termination of a lease for four communities on September 30, 2021, which resulted in a decrease in other residential operating expenses of $4.0 million, including a $0.9 million asset impairment recorded for the six months ended June 30, 2021 related to a senior living community that was damaged by a fire, as well as decreased costs associated with our self-insurance obligations and a $0.5 million business interruption insurance recovery recorded for the six months ended June 30, 2022. These decreases were partially offset by increased costs related to utilities, disposable food supplies and other costs that have been impacted by rising inflation and supply chain issues. The increase in other residential operating expenses at our comparable communities is primarily due to increased costs related to marketing, utilities, disposable food supplies and other costs that have been impacted by rising inflation and supply chain issues.

General and administrative. The decrease in general and administrative expenses was primarily attributable to lower corporate wages and benefits due to reduced corporate headcount of approximately 27.0% in connection with the repositioning of the residential management business and lower fees for services performed by RMR due to a decrease in revenues for which those fees are determined, partially offset by costs associated with the separation agreement with our former President and Chief Executive Officer, Katherine Potter, of approximately $1.3 million, and $0.7 million of costs related to the operational review performed by A&M.

Restructuring expenses. The decrease in restructuring expenses was primarily due to severance and retention costs related to the repositioning of our residential management business incurred during the six months ended June 30, 2021, of which $11.5 million was reimbursed by DHC and is also included in other reimbursed expenses.

Depreciation and amortization. The increase in depreciation and amortization is primarily due to an increase in depreciation as a result of the investment of capital in our owned senior living communities, partially offset by the termination of a lease for four communities on September 30, 2021, which resulted in a decrease in depreciation and amortization of $0.3 million.

Interest, dividend and other income. Interest, dividend and other income consists of interest earned primarily on our debt and equity investments.

Interest and other expense. Interest and other expense consists primarily of amortization of deferred financing fees and commitment fees related to our Credit Facility, and interest on our finance leases and mortgage note for the six months ended June 30, 2021. Interest and other expense consists primarily of interest expense on the Loan, amortization of deferred financing fees on the Loan, and interest on our finance leases and mortgage note for the six months ended June 30, 2022. The increase in interest and other expense for the six months ended June 30, 2022 was due to interest related to the Loan.

Unrealized (loss) gain on equity investments. Unrealized (loss) gain on equity investments represents adjustments made to our investments in equity securities to record amounts at fair value. The increase in unrealized loss in the six months ended June 30, 2022 is due to market conditions.

Realized gain (loss) on sale of debt and equity investments. Realized gain (loss) on sale of debt and equity investments represents our realized gains and losses on investments.

Gain on termination of leases. Gain on termination of lease for the six months ended June 30, 2022 represents a gain on the partial termination of our headquarters lease.

Provision for income taxes. For the six months ended June 30, 2022 and 2021, we recognized a provision for income taxes of $0.1 million and $0.4 million, respectively. The provision for income taxes for the six months ended June 30, 2022 and 2021 is related to state income taxes.

Liquidity and Capital Resources

We require cash to fund our operating expenses, to make capital expenditures and to service our debt obligations. As of June 30, 2022, we had $83.5 million of unrestricted cash and cash equivalents. As of June 30, 2022, our restricted cash and cash equivalents included $22.8 million of bank term deposits in our captive insurance company. On January 27, 2022, we entered into the $95.0 million Loan, $63.0 million of which was funded upon effectiveness of the Credit Agreement, including approximately $3.2 million in closing costs. For more information about the Loan, see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

As of June 30, 2022 and December 31, 2021, we had current assets of $205.1 million and $186.8 million, respectively, and current liabilities of $121.4 million and $140.9 million, respectively.

The following table presents selected data on our operations from our condensed consolidated statements of cash flows for the periods presented (dollars in thousands):

	Six Months Ended June 30,
Net cash (used in) provided by	2022	2021	$ Change	% Change
Operating Activities	$(38,777)	$17,880	$(56,657)	n/m
Investing Activities	(7,921)	(2,662)	(5,259)	n/m
Financing Activities	60,095	(604)	60,699	n/m
Increase in cash and cash equivalents and restricted cash and cash equivalents	13,397	14,614	(1,217)	(8.3)%
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	92,939	109,597	(16,658)	(15.2)%
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$106,336	$124,211	$(17,875)	(14.4)%

Operating Activities

The increase in cash flows used in operating activities for the six months ended June 30, 2022 compared to the same period in 2021 is primarily due to the increase in net loss ($9.5 million), as well as an increase in cash used related to accounts payable ($18.2 million) and due from related person ($24.7 million).

Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2022, increased as compared to the same period in 2021 primarily due to increased investments of property and equipment for owned senior living communities, rehabilitation locations and shared services infrastructure.

Financing Activities

The increase in net cash provided by financing activities for the six months ended June 30, 2022, compared to the same period in 2021 is primarily due to the $60.6 million of proceeds received from the Loan, net of deferred financing fees.

Capital Expenditures

During the six months ended June 30, 2022, we invested $6.5 million primarily in our owned senior living communities and rehabilitation locations as well as shared services infrastructure. During the six months ended June 30, 2021, we invested $4.2 million primarily in our owned and leased senior living communities and rehabilitation locations. DHC funds the capital expenditures at the senior living communities we manage for the account of DHC pursuant to our management agreements with DHC.

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

We are closely monitoring the effect of the Pandemic and the current inflationary conditions on our liquidity. We currently expect to use cash on hand and cash flows from operations to fund our future operations and capital expenditures, to the extent not funded or reimbursed by DHC pursuant to our management agreements with DHC. We also have up to $12.0 million of additional proceeds available from the Loan to fund capital improvements at senior living communities we own. DHC funds the operating and capital expenses for the senior living communities we manage for DHC. We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities, but we cannot be certain that we will be able to successfully carry out this intention, particularly because of the uncertainty surrounding the duration and severity of the current economic impact resulting from the Pandemic. A long, protracted and extensive decline in economic conditions, adverse market conditions in the senior living industry or disruption on the capital markets may cause a decline in financing availability and increased costs for financings.

Insurance

Increases over time in the cost of insurance, especially professional and general liability insurance, workers’ compensation and employee health insurance, have had an adverse impact upon our results of operations. We self-insure our professional and general liability and auto insurance. Recently, the costs that we incur for health insurance, to settle claims and to purchase insurance for claims in excess of the self-insured amounts have decreased as a result of the reduction in team members, some of which related to the senior living communities we manage on behalf of DHC and are reimbursed to us by DHC pursuant to our management agreements with DHC. However, these costs may not continue to decrease in the future, as team members could pursue elective procedures that had been deferred or they were not able to obtain during the Pandemic. We also have purchased property insurance coverage under DHC's policy with unrelated third party insurance providers.

For more information about our existing insurance see “Business—Insurance” in Part I, Item I of our Annual Report.

Debt Financings and Covenants

On January 27, 2022, certain of our subsidiaries entered into the Credit Agreement with MidCap. Under the terms of the Credit Agreement, we entered into a $95.0 million Loan, $63.0 million of which was funded upon effectiveness of the Credit Agreement, including approximately $3.2 million in closing costs. The remaining proceeds include $12.0 million for capital improvements at senior living communities we own and an opportunity for another $20.0 million that is available to us upon achieving certain financial targets. Certain of our subsidiaries are borrowers under the Credit Agreement and we and one of our subsidiaries provided a payment guarantee of up to $40.0 million of the obligations under the Credit Agreement as well as non-recourse carve-outs. The guaranty is evidenced by a Guaranty and Security Agreement, or the Guaranty Agreement, made by us and one of our subsidiaries in favor of MidCap. Pursuant to the Guaranty Agreement, our subsidiary granted MidCap a security interest on all of the assets of the subsidiary. The Guaranty Agreement requires us and our subsidiary to comply with various covenants, including restricting our ability to make distributions to shareholders. The Loan is secured by real estate mortgages on 14 senior living communities owned by us, our assets and certain related collateral. The maturity date of the Loan is January 27, 2025. Subject to the payment of an extension fee of 35 basis points and meeting certain other conditions, we may elect to extend the stated maturity date of the Loan for two one-year periods. We are required to pay interest on outstanding amounts at an annual base rate of the Secured Overnight Financing Rate, or SOFR, plus a term SOFR adjustment of 11 basis points (subject to a minimum base rate of 50 basis points) plus 450 basis points. The Credit Agreement requires interest only payments for the first two years and requires mandatory prepayment of the Loan on account of certain events of default. Voluntary prepayments made within 18 months of the effective date of the Loan will be subject to a prepayment fee, equal to the greater of the present value of remaining interest payments relating to the principal amount being repaid or 0.50% of the outstanding balance of the Loan as of the date of prepayment. The Loan may thereafter be voluntarily prepaid without premium or penalty. The Company will be required to pay an exit fee between 1.0% and 1.5%, subject to the conditions set forth in the Credit Agreement, upon any prepayment of the Loan, which would be in addition to any prepayment fees that may be payable. The Loan provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, including a change of control of us, as defined in the Credit Agreement. The default rate of interest is 5.0% per annum in excess of the rate otherwise payable under the Credit Agreement. The Credit Agreement also contains a number of financial and other covenants including covenants that restrict the borrowers' ability to incur indebtedness or to pay or make distributions under certain circumstances and requires us to maintain certain financial ratios which become effective beginning March 31, 2023. The Credit Agreement also contains certain representations and warranties and reporting obligations. For more information about the Loan, see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We also have a mortgage note as of June 30, 2022, that we assumed in connection with a previous acquisition of a senior living community. Payments of principal and interest are due monthly under this mortgage debt until maturity in September 2032. The annual interest rate on this mortgage debt was 6.20% as of June 30, 2022.

At July 29, 2022, we had one irrevocable standby letter of credit outstanding, totaling $23.9 million. This letter of credit, which secures our workers' compensation insurance program, is collateralized by approximately $19.5 million of cash equivalents and $4.3 million of debt and equity investments. This letter of credit expires in June 2023 and is automatically extended for one-year terms unless notice of nonrenewal is provided prior to the end of the applicable term. At June 30, 2022, the cash equivalents collateralizing this letter of credit are classified as current restricted cash and cash equivalents in our consolidated balance sheets, and the debt and equity investments collateralizing this letter of credit are classified as current restricted debt and equity investments in our consolidated balance sheets.

As of June 30, 2022, we had $63.0 million outstanding on our Loan, and $6.8 million outstanding on the mortgage note. As of June 30, 2022, we believe we were in compliance with all applicable covenants under our debt agreements.

For more information regarding our debt financings and covenants, see Note 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Related Person Transactions

We have relationships and historical and continuing transactions with DHC, RMR, ABP Trust and others related to them. For further information about these and other such relationships and related person transactions, see Notes 11, 13 and 14 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders and our other filings with the SEC. In addition, see the sections captioned "Warning Concerning Forward-Looking Statements, Part I, Item 1, "Business" and Part I, Item 1A, "Risk Factors" in our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our President, Chief Executive Officer, Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including our President, Chief Executive Officer, Chief Financial Officer and Treasurer, concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including, but are not limited to the following:

•The duration and severity of the novel coronavirus SARS-CoV-2, or COVID-19, pandemic, or the Pandemic, and its impact on public health and safety, particularly older adults, and on our and Diversified Healthcare Trust's, or DHC's, business, results, operations and liquidity,

•The availability, effectiveness, impact and extent of administration of COVID-19 vaccines and therapeutic treatments on public health and safety, economic conditions, the older adult customer we service and our business,

•Our expectations for the operation and performance of the business following implementation of our repositioning of the residential management business,

•The implementation of the restructuring plan recommended by Alvarez & Marsal, or A&M, and our expectations regarding the timing, costs, savings and benefits of the restructuring,

•Our ability to attract and retain qualified and skilled employees,

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

•Our expectation that we will continue to diversify revenue through growth of our lifestyle service offerings, including opening new outpatient rehabilitation locations and expanding our fitness and other home-based service offerings within and outside our senior living communities,

•Our ability to comply and to remain in compliance with applicable Medicare, Medicaid and other federal and state regulatory, rulemaking and rate setting requirements,

•Our belief regarding the adequacy of our financial resources to support our business, and

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

•Acts of terrorism, outbreaks of so-called pandemics or other human-made or natural disasters beyond our control, and

•The effects of the implementation of the repositioning of our residential management business and restructuring of our business based on the recommendations of A&M on our business and operations.

For example:

•Challenging conditions continue to exist and our business and operations remain subject to substantial risks, many of which are beyond our control. As a result, our operations may not be profitable in the future and we may realize losses,

•Our ability to deliver residential management or lifestyle services profitably and increase the revenues we generate depends upon many factors, including our ability to integrate new senior living communities and rehabilitation locations into our existing operations, as well as some factors that are beyond our control, such as the demand for our services arising from economic conditions generally and competition from other providers of services to older adults. We may not be able to successfully integrate, operate, compete and profitably manage our senior living communities and deliver lifestyle services,

•We expect to enter into management arrangements with DHC or other owners for additional senior living communities. However, we cannot be sure that we will enter into any additional management arrangements,

•Our belief that the aging of the U.S. population and increasing life spans of older adults will increase demand for senior living communities and lifestyle services may not be realized or may not result in increased demand for our services,

•Our investments in our workforce and continued focus on reducing team member turnover by enhancing our competitiveness in the marketplace with respect to cash compensation and other benefits, as well as our efforts to attract talent, may not be successful and may not result in the benefits we expect to achieve through such investments,

•The costs of executing the repositioning of our residential management business may be more than we expect,

•We may not realize the benefits we anticipate from the repositioning of our residential management business,

•We may not be able to achieve our objectives following implementation of the repositioning of our residential management business, including partially offsetting the revenue loss from the senior living communities we transitioned with expense reductions to right-size operations, on the anticipated timeline, or at all,

•We may not be able to achieve the objectives of the restructuring plan recommended by A&M, including reducing our costs and improving occupancy, and it may take longer and cost more to complete the restructuring than we expect,

•We cannot be sure that the terms of our new management arrangements with DHC will achieve the anticipated benefit on our operating results,

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

•The various federal and state government agencies that pay us for the services we provide to some of our customers are still experiencing budgetary constraints and may lower the Medicare, Medicaid and other rates they pay us,

•Our efforts to mitigate the continued effects of the Pandemic may not be sufficient,
•We expect that the Pandemic may continue to adversely affect our business, operating results and financial condition, due to potential deterioration or reduced improvements of occupancy at our senior living communities, staffing pressures and potential medical and food supply shortages that may have an adverse effect on the operating costs of our senior living communities,

•We believe that our insurance costs may rise as a result of claims or litigation associated with the Pandemic, employees pursuing elective health procedures they deferred during the Pandemic and general market conditions,

•We may be unable to repay or refinance our debt obligations when they become due,
•We believe that we have adequate financial resources to fund our business for at least the next 12 months. However, we have incurred in the most recent period, and in prior periods, and we may continue to incur in future periods, operating losses and we have a large accumulated deficit. Moreover, certain aspects of our operations and future growth opportunities that we may pursue in our business may require significant amounts of cash and require us to make significant capital expenditures. As a result, we may not have sufficient cash liquidity,
•The amount of available borrowings under our Loan is subject to our having qualified collateral, which is primarily based on the value of the assets securing our obligations under our Loan. Accordingly, the available borrowings under the Loan at any time may be less than $95.0 million as it was as of June 30, 2022. Also, the availability of borrowings under our Loan is subject to our satisfying certain financial covenants and other conditions that we may be unable to satisfy,

•We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not be able to successfully carry out this intention. Further, market disruptions, caused and continued by the Pandemic as well as general economic conditions, may significantly limit our access to capital,

•Our actions and approach to managing our insurance costs, including our operating an offshore captive insurance company and self-insuring with respect to certain liability matters, may not be successful and could result in our incurring significant costs and liabilities that we will be responsible for funding,

•Contingencies in any applicable acquisition or sale agreements we have entered into, or may enter into, may not be satisfied and our applicable acquisitions or sales, and any related management arrangements we may expect to enter into or exit, may not occur, may be delayed or the terms of such transactions or arrangements may change,

•We may be unable to meet collateral requirements related to our workers’ compensation insurance program for future policy years, which may result in increased costs for such insurance program,

•We may not be able to sell senior living communities that we own or manage, that we, or DHC may seek to sell, on acceptable terms or we may incur losses in connection with any such sales,

•We believe that our relationships with our related parties, including DHC, RMR, ABP Trust and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and

•Components of our residential management and lifestyle services are subject to extensive government regulation, licensure and oversight. We sometimes have regulatory issues in the operation of our senior living communities and delivery of lifestyle services and, as a result, we may periodically be prohibited from or limited in admitting new residents or providing services, or our license to continue operations may be suspended or revoked. Also, operating deficiencies or a license revocation may have an adverse impact on our ability to operate, obtain licenses for, or attract customers.

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

Item 5. Other Information

On August 3, 2022, we announced a restructuring plan based on a comprehensive operational review that was completed by Alvarez & Marsal, or A&M. The recommendations made by A&M include general and administrative cost reductions, a corporate reorganization that is designed to enhance accountability and certain operational changes to support team members to ensure the delivery of high-quality experiences to residents and customers and to increase occupancy at the Company’s senior living communities. Pursuant to this restructuring plan, we intend to eliminate certain positions in our corporate team. We expect to complete this restructuring by the middle of 2023. In connection with implementing this restructuring plan, we expect to incur non-recurring cash expenses of up to $6.1 million. These expenses are expected to include up to $0.2 million of retention payments, up to $2.6 million of severance, benefits and transition expenses, and up to $3.3 million of restructuring expenses.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	File Number	Filing Date	Filed Herewith
3.1	Composite Copy of Articles of Amendment and Restatement, dated December 5, 2001, as amended to date. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)	10-Q	3.1	001-16817	11/6/2019
3.2	Amended and Restated Bylaws of the Company, adopted March 3, 2017. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)	10-K	3.6	001-16817	3/3/2017
4.1	Form of Common Stock Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)	10-Q	4.1	001-16817	11/6/2019
4.2	Consent, Standstill, Registration Rights and Lock-Up Agreement, dated October 2, 2016, among the Company, ABP Trust, ABP Acquisition LLC, Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 2016.)	8-K	10.1	001-16817	10/6/2016
10.1	Letter Agreement, dated May 2, 2022, between the Company, The RMR Group LLC and Katherine E. Potter (+)	10-Q	10.1	001-16817	5/3/2022
10.2	AlerisLife Inc. Second Amended and Restated 2014 Equity Compensation Plan(+)	8-K	10.1	001-16817	6/8/2022
10.3	Summary of Director Compensation(+)	8-K	10.2	001-16817	6/8/2022
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer. (Filed herewith.)	10-Q	31.1			X

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)	10-Q	32.1	X
99.1	Amendment and Termination of Lease, dated July 2. 2022, by and between the ABP Borrower Inc. and the Company.	10-Q	99.1	X
99.2	Assignment and Assumption of Lease and Landlord Consent, dated July 2, 2022, by and among, Sonesta International Hotels Corporation, the Company and ABP Borrower Inc.	10-Q	99.2	X
99.3	Lease, dated June 1, 2015, by and between, RMR West LLC and Sonesta International Hotels Corporation (predecessor to the Company).	10-Q	99.3	X
99.4	First Amendment to Lease, dated January 1, 2016, by and between RMR West LLC and Sonesta International Hotels Corporation (as predecessor to the Company).	10-Q	99.4	X
99.5	Second Amendment to Lease, dated March 11, 2019, by and between ABP Borrower Inc. (as successor to RMR West LLC) and Sonesta International Hotels Corporation (as predecessor to the Company).	10-Q	99.5	X
99.6	Third Amendment to Lease, dated June 17, 2019, by and between ABP Borrower Inc. (as successor to RMR West LLC) and Sonesta International Hotels Corporation (as predecessor to the Company).	10-Q	99.6	X
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document.			X
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)			X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)			X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)			X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)			X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)			X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).			X
______________________________________________________________________________________________________
(+) Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERISLIFE INC.

/s/ Jeffrey C. Leer
Jeffrey C. Leer
President, Chief Executive Officer, Chief Financial Officer and Treasurer
(Principal Executive Officer and Principal Financial Officer)
Dated: August 3, 2022

/s/ Stephen R. Geiger
Stephen R. Geiger
Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Dated: August 3, 2022