Form 10-Q
period 2022-09-30
AlerisLife Inc.
filed 2022-11-02
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
or
    ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-16817
ALERISLIFE INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	04-3516029
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
Two Newton Place, 255 Washington Street, Suite 230, Newton, Massachusetts 02458
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

Number of registrant’s shares of common stock, $0.01 par value, outstanding as of October 28, 2022: 32,609,007.

ALERISLIFE INC.
FORM 10-Q
September 30, 2022

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

PART I. Financial Information
Item 1. Financial Statements
AlerisLife Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$79,126	$66,987
Restricted cash and cash equivalents	21,317	24,970
Accounts receivable, net	9,676	9,244
Due from related person	56,497	41,664
Debt and equity investments, of which $7,100 and $7,609 are restricted, respectively	10,890	19,535
Prepaid expenses and other current assets	21,817	24,433
Total current assets	199,323	186,833

Property and equipment, net	162,785	159,843
Operating lease right-of-use assets	5,796	9,197
Finance lease right-of-use assets	2,773	3,467
Restricted cash and cash equivalents	991	982
Restricted debt and equity investments	2,715	3,873
Other long-term assets	8,155	12,082
Total assets	$382,538	$376,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,367	$37,516
Accrued expenses and other current liabilities	44,861	31,488
Accrued compensation and benefits	33,413	34,295
Accrued self-insurance obligations	26,701	31,739
Operating lease liabilities	501	699
Finance lease liabilities	1,351	872
Due to related persons	2,500	3,879
Current portion of debt	437	419
Total current liabilities	126,131	140,907

Long-term liabilities:
Accrued self-insurance obligations	27,007	34,744
Operating lease liabilities	5,331	9,366
Finance lease liabilities	2,351	3,050
Long-term debt	67,161	6,364
Other long-term liabilities	227	256
Total long-term liabilities	102,077	53,780

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01: 75,000,000 shares authorized, 32,609,009 and 32,662,649 shares issued and outstanding, respectively	326	327
Additional paid-in-capital	462,144	461,298
Accumulated deficit	(308,107)	(281,064)
Accumulated other comprehensive (loss) income	(33)	1,029
Total shareholders’ equity	154,330	181,590
Total liabilities and shareholders' equity	$382,538	$376,277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlerisLife Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES
Lifestyle services	$14,546	$15,382	$43,330	$52,388
Residential	17,514	16,320	48,994	49,755
Residential management fees	9,477	11,220	27,380	37,997
Total management and operating revenues	41,537	42,922	119,704	140,140
Reimbursed community-level costs incurred on behalf of managed communities	137,768	177,231	396,352	585,662
Other reimbursed expenses	3,354	5,678	10,869	27,750
Total revenues	182,659	225,831	526,925	753,552

Other operating income	2	—	44	7,795

OPERATING EXPENSES
Lifestyle services expenses	14,562	13,536	42,112	45,414
Residential wages and benefits	10,156	8,547	27,942	30,456
Other residential operating expenses	5,804	7,184	18,126	22,418
Community-level costs incurred on behalf of managed communities	137,768	177,231	396,352	585,662
General and administrative	17,015	21,817	53,205	66,956
Restructuring expenses	1,570	1,220	1,944	16,859
Depreciation and amortization	3,088	2,983	9,535	8,912
Total operating expenses	189,963	232,518	549,216	776,677

Operating loss	(7,302)	(6,687)	(22,247)	(15,330)

Interest, dividend and other income	225	84	434	244
Interest and other expense	(1,474)	(507)	(3,757)	(1,379)
Unrealized (loss) gain on equity investments	(1,997)	22	(3,679)	555
Realized gain on sale of debt and equity investments	1,573	—	1,528	193
Gain (loss) on termination of lease	498	(3,277)	777	(3,277)
Loss before income taxes	(8,477)	(10,365)	(26,944)	(18,994)
(Provision) benefit for income taxes	(31)	164	(99)	(194)
Net loss	$(8,508)	$(10,201)	$(27,043)	$(19,188)

Weighted average shares outstanding—basic and diluted	31,875	31,618	31,825	31,567

Net loss per share—basic and diluted	$(0.27)	$(0.32)	$(0.85)	$(0.61)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlerisLife Inc.
Condensed Consolidated Statements of Comprehensive Loss
(dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(8,508)	$(10,201)	$(27,043)	$(19,188)
Other comprehensive loss:
Unrealized loss on debt investments, net of tax of $0	(282)	(67)	(1,066)	(317)
Realized loss (gain) on debt investments reclassified and included in net loss, net of tax of $0	3	—	4	(18)
Other comprehensive loss	(279)	(67)	(1,062)	(335)
Comprehensive loss	$(8,787)	$(10,268)	$(28,105)	$(19,523)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlerisLife Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Three and Nine Months Ended September 30, 2022
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at January 1, 2022	32,662,649	$327	$461,298	$(281,064)	$1,029	$181,590
Net loss	—	—	—	(9,730)	—	(9,730)
Unrealized loss on debt investments, net of tax	—	—	—	—	(494)	(494)
Realized loss on debt investments reclassified and included in net loss, net of tax	—	—	—	—	3	3
Grants under share award plan and share-based compensation	—	—	193	—	—	193
Repurchases and forfeitures under share award plan	(111,754)	(1)	(23)	—	—	(24)
Balance at March 31, 2022	32,550,895	326	461,468	(290,794)	538	171,538
Net loss	—	—	—	(8,805)	—	(8,805)
Unrealized loss on debt investments, net of tax	—	—	—	—	(290)	(290)
Realized gain on debt investments reclassified and included in net loss, net of tax	—	—	—	—	(2)	(2)
Grants under share award plan and share-based compensation	87,500	—	570	—	—	570
Balance at June 30, 2022	32,638,395	326	462,038	(299,599)	246	163,011
Net loss	—	—	—	(8,508)	—	(8,508)
Unrealized loss on debt investments, net of tax	—	—	—	—	(282)	(282)
Realized loss on debt investments reclassified and included in net loss, net of tax	—	—	—	—	3	3
Grants under share award plan and share-based compensation	—	—	123	—	—	123
Repurchases and forfeitures under share award plan	(29,386)	—	(17)	—	—	(17)
Balance at September 30, 2022	32,609,009	$326	$462,144	$(308,107)	$(33)	$154,330

AlerisLife Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Three and Nine Months Ended September 30, 2021
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at January 1, 2021	31,679,207	$317	$460,038	$(251,139)	$1,316	$210,532
Net income	—	—	—	3,315	—	3,315
Unrealized loss on debt investments, net of tax	—	—	—	—	(294)	(294)
Grants under share award plan and share-based compensation	—	—	76	—	—	76
Repurchases and forfeitures under share award plan	(2,778)	—	(1)	—	—	(1)
Balance at March 31, 2021	31,676,429	317	460,113	(247,824)	1,022	213,628
Net loss	—	—	—	(12,302)	—	(12,302)
Unrealized gain on debt investments, net of tax	—	—	—	—	44	44
Realized gain on debt investments reclassified and included in net loss, net of tax	—	—	—	—	(18)	(18)
Grants under share award plan and share-based compensation	87,500	1	637	—	—	638
Repurchases and forfeitures under share award plan	(2,801)	—	(13)	(3)	—	(16)
Balance at June 30, 2021	31,761,128	318	460,737	(260,129)	1,048	201,974
Net loss	—	—	—	(10,201)	—	(10,201)
Unrealized loss on debt investments, net of tax	—	—	—	—	(67)	(67)
Grants under share award plan and share-based compensation	—	—	76	—	—	76
Repurchases and forfeitures under share award plan	(7,644)	—	(15)	—	—	(15)
Balance at September 30, 2021	31,753,484	$318	$460,798	$(270,330)	$981	$191,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AlerisLife Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(27,043)	$(19,188)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,535	8,912
Unrealized loss (gain) on equity investments	3,679	(555)
Realized gain on sale of debt and equity investments	(1,528)	(193)
Gain on termination of lease	(777)	(408)
Long-lived asset impairment	24	890
Share-based compensation	845	761
Provision for losses on accounts receivables	438	1,432
Other non-cash (income) expense adjustments, net	571	652
Changes in assets and liabilities:
Accounts receivable	(870)	(975)
Due from related person	(14,833)	63,142
Prepaid expenses and other current and long term assets	6,076	2,175
Accounts payable	(18,142)	(7,014)
Accrued expenses and other current liabilities	12,313	(10,387)
Accrued compensation and benefits	(882)	(32,471)
Due to related persons	(1,379)	(3,172)
Other current and long term liabilities	(12,670)	(1,801)
Net cash (used in) provided by operating activities	(44,643)	1,800

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(13,201)	(7,350)
Purchases of debt and equity investments	(1,334)	(231)
Proceeds from sale of debt and equity investments	7,824	2,035
Net cash used in investing activities	(6,711)	(5,546)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from borrowings	60,563	—
Repayments of borrowings	(327)	(308)
Repayments of finance lease principal	(387)	(600)
Payment of employee tax obligations on withheld shares	—	(3)
Net cash provided by (used in) financing activities	59,849	(911)

Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	8,495	(4,657)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	92,939	109,597
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$101,434	$104,940

Reconciliation of cash and cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$79,126	$80,188
Current restricted cash and cash equivalents	21,317	23,615
Other restricted cash and cash equivalents	991	1,137
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$101,434	$104,940

Supplemental cash flow information:
Interest paid	$2,863	$597
Income taxes paid, net	49	436
Operating lease payments	724	6,388
Financing lease interest payments	207	255

Non-cash investing and financing activities:
Decrease in accrued capital	$1,935	$558
Right-of-use assets obtained in exchange for operating lease liabilities	(2,991)	9,746

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

As of September 30, 2022, through our residential segment, we owned and operated or managed, 140 senior living communities located in 28 states with 19,973 living units, including 10,422 independent living apartments and 9,551 assisted living suites, which includes 1,817 Bridge to Rediscovery memory care units. We managed 120 of these senior living communities (17,889 living units) for Diversified Healthcare Trust, or DHC, and owned 20 of these senior living communities (2,084 living units). The foregoing numbers exclude living units categorized as out of service.

Our lifestyle services segment provides a comprehensive suite of lifestyle services including Ageility rehabilitation and fitness, Windsong Home Health and other home based, concierge services at senior living communities we own and operate or manage as well as at unaffiliated senior living communities. As of September 30, 2022, Ageility operated eight inpatient rehabilitation clinics in senior living communities owned by DHC that are not operated by Five Star. As of September 30, 2022, Ageility operated 203 outpatient rehabilitation locations, of which 109 were located at Five Star operated senior living communities and 94 were located within senior living communities not operated by Five Star.

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

Recently Issued Accounting Pronouncements Not Yet Adopted. In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires a financial asset or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This ASU eliminates the probable initial recognition threshold and instead requires reflection of an entity’s current estimate of all expected credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amends the transition and effective date for nonpublic entities and smaller reporting companies, such as us, and clarifies that receivables arising from operating leases are not in the scope of this ASU. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
Instruments-Credit Losses, which clarifies guidance around how to report expected recoveries. Entities will apply the provisions of the ASU as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This ASU is effective for smaller reporting companies, like us, for reporting periods beginning after December 15, 2022. We do not expect the adoption of this ASU to have a material impact on our condensed consolidated financial statements.

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

3. Revenue and Other Operating Income

The following tables present revenue from contracts by segment with customers disaggregated by type of payer, as we believe that best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors:

	Three Months Ended September 30, 2022
	Residential		Lifestyle Services	Total
Private payer	$17,263		$134	$17,397
Medicare and Medicaid programs	242		9,795	10,037
Other third-party payer programs	9		4,617	4,626
Residential management fees	9,477	(1)	—	9,477
Reimbursed community-level costs incurred on behalf of managed communities	137,768	(1)	—	137,768
Other reimbursed expenses	3,354	(1)	—	3,354
Total revenues	$168,113		$14,546	$182,659
______________________________________
(1)    Represents separate revenue sources earned from DHC; see Note 4 for discussion of Segment Information.

	Three Months Ended September 30, 2021
	Residential		Lifestyle Services	Total
Private payer	$16,032		$293	$16,325
Medicare and Medicaid programs	288		10,073	10,361
Other third-party payer programs	—		5,016	5,016
Residential management fees	11,220	(1)	—	11,220
Reimbursed community-level costs incurred on behalf of managed communities	177,231	(1)	—	177,231
Other reimbursed expenses	5,678	(1) (2)	—	5,678
Total revenues	$210,449		$15,382	$225,831
_______________________________________
(1)    Represents separate revenue sources earned from DHC; see Note 4 for discussion of Segment Information.
(2)    Includes $813 of restructuring expenses reimbursed by DHC, which are recognized as both income and expense, in the three months ended September 30, 2021.

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

	Nine Months Ended September 30, 2022
	Residential		Lifestyle Services	Total
Private payer	$48,192		$369	$48,561
Medicare and Medicaid programs	752		28,598	29,350
Other third-party payer programs	50		14,363	14,413
Residential management fees	27,380	(1)	—	27,380
Reimbursed community-level costs incurred on behalf of managed communities	396,352	(1)	—	396,352
Other reimbursed expenses	10,869	(1) (2)	—	10,869
Total revenues	$483,595		$43,330	$526,925
_______________________________________
(1)    Represents separate revenue sources earned from DHC; see Note 4 for discussion of Segment Information.
(2)    Includes $476 of restructuring expenses reimbursed by DHC, which are recognized as both income and expense, in the nine months ended September 30, 2022.

	Nine Months Ended September 30, 2021
	Residential		Lifestyle Services	Total
Private payer	$48,935		$805	$49,740
Medicare and Medicaid programs	820		31,433	32,253
Other third-party payer programs	—		20,150	20,150
Residential management fees	37,997	(1)	—	37,997
Reimbursed community-level costs incurred on behalf of managed communities	585,662	(1)	—	585,662
Other reimbursed expenses	27,750	(1) (2)	—	27,750
Total revenues	$701,164		$52,388	$753,552
_______________________________________
(1)    Represents separate revenue sources earned from DHC; see Note 4 for discussion of Segment Information.
(2)    Includes $12,344 of restructuring expenses reimbursed by DHC, which are recognized as both income and expense, in the nine months ended September 30, 2021.

Other operating income. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law. Under the CARES Act, the U.S. Department of Health and Human Services, or HHS, established the Provider Relief Fund. The Provider Relief Fund was further supplemented on December 27, 2020 by the Consolidated Appropriations Act, 2021. Retention and use of the funds received under the CARES Act are subject to certain terms and conditions, including certain reporting requirements. Other operating income includes income recognized for funds we have received pursuant to the Provider Relief Fund of the CARES Act for which we have determined that we were in compliance with the terms and conditions of the Provider Relief Fund of the CARES Act and other government grants. We recognize other operating income in our condensed consolidated statements of operations to the extent we estimate we have COVID-19 incurred losses or related costs for which provisions of the CARES Act is intended to compensate. The amount of income we recognize for these estimated losses and costs is limited to the amount of funds we received during the period in which the estimated losses and costs were recognized or incurred or, if funds were received subsequently, the period in which the funds were received. We received and recognized other operating income of $2 related to state programs for the three months ended September 30, 2022. For the three months ended September 30, 2021, no other operating income was received or recognized. We received and recognized other operating income of $44 and $7,795 for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, other operating income related to state programs. For the nine months ended September 30, 2021, $7,724 related to Phase 3 distributions and $71 related to state programs.

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

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30, 2022
	Residential	Lifestyle Services	Corporate and Other(1)	Total
Revenues	$168,113	$14,546	$—	$182,659
Other operating income	2	—	—	2
Operating expenses	159,451	14,672	15,840	189,963
Operating income (loss)	8,664	(126)	(15,840)	(7,302)
Allocated corporate and other costs	(8,885)	(654)	9,539	—
Other loss, net	(400)	—	(775)	(1,175)
Loss before income taxes	(621)	(780)	(7,076)	(8,477)
Provision for income taxes	—	—	(31)	(31)
Net loss	$(621)	$(780)	$(7,107)	$(8,508)
_______________________________________
(1)    As more fully described in Note 17, the corporate and other segment recognized $1,568 of restructuring expenses in the three months ended September 30, 2022.

	Three Months Ended September 30, 2021
	Residential(1)	Lifestyle Services(2)	Corporate and Other(3)	Total
Revenues	$210,449	$15,382	$—	$225,831
Operating expenses	200,570	13,349	18,599	232,518
Operating income (loss)	9,879	2,033	(18,599)	(6,687)
Allocated corporate and other costs	(10,388)	(770)	11,158	—
Other loss, net	(3,202)	—	(476)	(3,678)
(Loss) income before income taxes	(3,711)	1,263	(7,917)	(10,365)
Benefit for income taxes	—	—	164	164
Net (loss) income	$(3,711)	$1,263	$(7,753)	$(10,201)
_______________________________________
(1)    As more fully described in Note 17, the residential segment recognized $813 of restructuring expenses that were reimbursed by DHC, which are recognized as both income and expense, in the three months ended September 30, 2021.
(2)    As more fully described in Note 17, the lifestyle services segment recognized $(310) of restructuring expenses in the three months ended September 30, 2021.
(3)    As more fully described in Note 17, the corporate and other segment recognized $717 of restructuring expenses in the three months ended September 30, 2021.

	Nine Months Ended September 30, 2022
	Residential(1)	Lifestyle Services	Corporate and Other(2)	Total
Revenues	$483,595	$43,330	$—	$526,925
Other operating income	44	—	—	44
Operating expenses	460,111	42,444	46,661	549,216
Operating income (loss)	23,528	886	(46,661)	(22,247)
Allocated corporate and other costs	(25,566)	(2,166)	27,732	—
Other loss, net	(2,179)	—	(2,518)	(4,697)
Loss before income taxes	(4,217)	(1,280)	(21,447)	(26,944)
Provision for income taxes	—	—	(99)	(99)
Net loss	$(4,217)	$(1,280)	$(21,546)	$(27,043)
_______________________________________
(1)    As more fully described in Note 17, the residential segment recognized $476 of restructuring expenses that were reimbursed by DHC, which are recognized as both income and expense, in the nine months ended September 30, 2022.
(2)    As more fully described in Note 17, the corporate and other segment recognized $1,468 of restructuring expenses in the nine months ended September 30, 2022.

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

	Nine Months Ended September 30, 2021
	Residential(1)	Lifestyle Services(2)	Corporate and Other(3)	Total
Revenues	$701,164	$52,388	$—	$753,552
Other operating income	7,776	19	—	7,795
Operating expenses	671,991	47,204	57,482	776,677
Operating income (loss)	36,949	5,203	(57,482)	(15,330)
Allocated corporate and other costs	(34,811)	(2,621)	37,432	—
Other loss, net	(2,557)	—	(1,107)	(3,664)
(Loss) income before income taxes	(419)	2,582	(21,157)	(18,994)
Provision for income taxes	—	—	(194)	(194)
Net (loss) income	$(419)	$2,582	$(21,351)	$(19,188)
_______________________________________
(1)    As more fully described in Note 17, the residential segment recognized $12,344 of restructuring expenses that were reimbursed by DHC, which are recognized as both income and expense, in the nine months ended September 30, 2021.
(2)    As more fully described in Note 17, the lifestyle services segment recognized $1,410 of restructuring expenses in the nine months ended September 30, 2021.
(3)    As more fully described in Note 17, the corporate and other segment recognized $3,105 of restructuring expenses in the nine months ended September 30, 2021.

5. Property and Equipment, net

Property and equipment, net consist of the following:

	September 30, 2022	December 31, 2021
Land	$12,155	$12,155
Buildings, construction in process and improvements	212,155	207,333
Furniture, fixtures and equipment	69,017	62,606
Property and equipment, at cost	293,327	282,094
Less: accumulated depreciation	(130,542)	(122,251)
Property and equipment, net	$162,785	$159,843

On September 30, 2021, we terminated our lease for the four communities that we leased from Healthpeak Properties, Inc., or PEAK. Under the terms of the termination agreements, we recorded a loss on lease termination of $3,277. Included in the calculation of the loss on lease termination was the derecognition of $1,173 of all property and equipment at the four previously leased communities. The loss was the aggregate of the lease termination fee of $3,100, other obligations of $548, legal transaction costs of $37, the net derecognition carrying amounts of our right of use asset of $16,055, and leasehold improvements and other fixed assets of $1,173, partially offset by the remaining lease obligations of $17,636.

On April 4, 2021, a fire at one of the four senior living communities that we previously leased from PEAK caused extensive damage to the community. As a result, we recorded an impairment on certain furniture, fixtures and building improvements for the nine months ended September 30, 2021 of $890, which is recorded in other residential expenses in the condensed consolidated statement of operations. Insurance proceeds received for property damages to the previously leased community caused by the fire of $1,500 were subsequently transferred to PEAK.

We recorded depreciation expense relating to our property and equipment of $2,849 and $2,692 for the three months ended September 30, 2022 and 2021, respectively, and $8,291 and $8,082 for the nine months ended September 30, 2022 and 2021, respectively.

6. Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income of ($33) and $1,029 as of September 30, 2022 and December 31, 2021, respectively, represents the unrealized gains and losses of our debt investments, net of tax. The cost of debt investments sold and for which realized gains and losses are reclassified and included in net loss are determined on a specific identification basis.

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
7. Income Taxes

We recognized a provision for income taxes of $31 and $99 for the three and nine months ended September 30, 2022, respectively, and a benefit for income taxes of $164 and provision for income taxes of $194 for the three and nine months ended September 30, 2021, respectively. The provision and benefit for income taxes for the three and nine months ended September 30, 2022 and 2021 is related to state income taxes.

We previously determined it was more likely than not that as a result of our recurring net operating losses and forecasted net operating losses a majority of our net deferred tax assets would not be realized and concluded that a valuation allowance was required, which eliminated the majority of our net deferred tax assets recorded in our condensed consolidated balance sheets. In the future, if we believe that we will more likely than not realize the benefit of these deferred tax assets, we will adjust our valuation allowance and recognize an income tax benefit, which may affect our results of operations.

8. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. When applicable, net income (loss) per share—diluted reflects the more dilutive earnings per share using the weighted average number of our common shares calculated using the two-class method, or the treasury stock method.

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted net loss per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average shares outstanding—basic	31,875	31,618	31,825	31,567
Effect of dilutive securities: unvested share awards	—	—	—	—
Weighted average shares outstanding—diluted (1)	31,875	31,618	31,825	31,567
_______________________________________
(1)    For the three months ended September 30, 2022 and 2021, 1,433 and 157 of our unvested common shares were not included in the calculation of net loss per share—diluted because to do so would have been anti-dilutive. For the nine months ended September 30, 2022 and 2021, 1,218 and 146, respectively, of our unvested common shares were not included in the calculation of the net loss per share—diluted because to do so would have been antidilutive.

9. Fair Values of Assets and Liabilities

Recurring Fair Value Measures

The tables below present certain of our assets measured at fair value at September 30, 2022 and December 31, 2021, categorized by the level of input used in the valuation of each asset.

	As of September 30, 2022
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$36,548	$36,548	$—	$—
Investments:
Total equity investments (2)	5,937	5,937	—	—
Total debt investments (3)	7,668	3,192	4,476	—
Total investments	13,605	9,129	4,476	—
Total	$50,153	$45,677	$4,476	$—

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
______________________________________
(1)    Cash equivalents consist of short-term, highly liquid investments and money market funds held primarily for obligations arising from our self-insurance programs. Cash equivalents are reported in our condensed consolidated balance sheets as cash and cash equivalents and current and long-term restricted cash and cash equivalents. Cash equivalents include $19,766 and $23,546 of balances that were restricted at September 30, 2022 and December 31, 2021, respectively. In addition to the cash equivalents of $36,548 and $26,417 at September 30, 2022 and December 31, 2021, respectively, reflected above, there were cash balances of $62,344 and $64,116 and restricted cash balances of $2,542 and $2,406 at September 30, 2022 and December 31, 2021, respectively.
(2)    The fair value of our equity investments is readily determinable. During the nine months ended September 30, 2022 and 2021, we received gross proceeds of $6,804 and $741, respectively, in connection with the sales of equity investments and recorded gross realized gains totaling $1,646 and $175, respectively, and gross realized losses totaling $114 and $0, respectively.
(3)    As of September 30, 2022, our debt investments, which are classified as available for sale, had a fair value of $7,668 with an amortized cost of $8,438; the difference between the fair value and amortized cost amounts resulted from net unrealized losses of $770, inclusive of unrealized gains of $2. As of December 31, 2021, our debt investments had a fair value of $10,375 with an amortized cost of $10,079; the difference between the fair value and amortized cost amounts resulted from net unrealized gains of $296, inclusive of unrealized losses of $10. Debt investments include $6,055 and $6,907 of balances that were restricted as of September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, 87 debt investments we held, with a fair value of $6,925, had been in a loss position for less than 12 months and one of the debt investments we held, with a fair value of $45, had been in a loss position for greater than 12 months. We do not believe these investments are impaired primarily because they have not been in a loss position for an extended period of time, the financial conditions of the issuers of these investments remain strong with solid fundamentals as of September 30, 2022, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery, and other factors that support our conclusion that the loss is temporary. During the nine months ended September 30, 2022 and 2021, we received gross proceeds of $1,020 and $1,294, respectively, in connection with the sales of debt investments and recorded gross realized losses of $5 and $0, respectively, and gross realized gains of $1 and $18, respectively. We record gains and losses on the sales of these investments using the specific identification method.

The amortized cost basis and fair value of available for sale debt securities at September 30, 2022, by contractual maturity, are shown below:

	Amortized Cost	Fair Value
Due in one year or less	$976	$973
Due after one year through five years	4,004	3,768
Due after five years through ten years	2,446	2,112
Due after ten years	1,012	815
Total	$8,438	$7,668

Our financial assets (which include cash equivalents and investments) have been valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. During the nine months ended September 30, 2022, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value.

The carrying value of accounts receivable and accounts payable approximates fair value as of September 30, 2022 and December 31, 2021. The carrying value and fair value of our debt was $67,598 and $57,463, respectively, as of September 30, 2022 and $6,783 and $7,689, respectively, as of December 31, 2021. These are categorized in Level 3 of the fair value hierarchy. We estimate the fair value of our debt by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.

Non-Recurring Fair Value Measures

We review the carrying value of our long-lived assets, including our right-of-use assets and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
be recoverable. On April 4, 2021, a fire at one of the four senior living communities that we previously leased from PEAK caused extensive damage to the community. As a result, we deemed the recorded furniture, fixtures and equipment and building improvements at the community had no net recoverable value. We recorded an impairment equal to their carrying value for the nine months ended September 30, 2021 of $890, which is recorded in other residential expenses in the statement of operations. See Note 5 for more information regarding fair value measurements related to impairments of our long-lived assets.

For the nine months ended September 30, 2022, there were no non-recurring fair value adjustments related to long-lived assets.

10. Indebtedness

On January 27, 2022, certain of our subsidiaries entered into a credit and security agreement, or the Credit Agreement, with MidCap Funding VIII Trust as administrative agent and a lender, or MidCap. Under the terms of the Credit Agreement, we entered into a $95,000 senior secured term loan, or the Loan, $63,000 of which was funded upon effectiveness of the Credit Agreement, including approximately $3,200 in closing costs. The remaining proceeds include $12,000 for capital improvements at senior living communities we own and an opportunity for another $20,000 that is available to us upon achieving certain financial targets. Certain of our subsidiaries are borrowers under the Credit Agreement and we and one of our subsidiaries provided a payment guarantee of up to $40,000 of the obligations under the Credit Agreement as well as non-recourse carve-outs. The guaranty is evidenced by a Guaranty and Security Agreement, or the Guaranty Agreement, made by us and one of our subsidiaries in favor of MidCap. Pursuant to the Guaranty Agreement, our subsidiary granted MidCap a security interest on all of the assets of the subsidiary. The Guaranty Agreement requires us and our subsidiary to comply with various covenants, including restricting our ability to make distributions to shareholders. The Loan is secured by real estate mortgages on 14 senior living communities owned by us, our assets and certain related collateral. The maturity date of the Loan is January 27, 2025. Subject to the payment of an extension fee of 35 basis points and meeting certain other conditions, we may elect to extend the stated maturity date of the Loan for two one year periods. We are required to pay interest on outstanding amounts at an annual base rate of the Secured Overnight Financing Rate, or SOFR, plus a term SOFR adjustment of 11 basis points (subject to a minimum base rate of 50 basis points) plus 450 basis points. The Credit Agreement requires interest only payments for the first two years and requires mandatory prepayment of the Loan on account of certain events of default. Voluntary prepayments made within 18 months of the effective date of the Loan will be subject to a prepayment fee equal to the greater of the present value of remaining interest payments relating to the principal amount being repaid or 0.50% of the outstanding balance of the Loan as of the date of prepayment. The Loan may thereafter be voluntarily prepaid without premium or penalty. We will be required to pay an exit fee between 1.0% and 1.5%, subject to the conditions set forth in the Credit Agreement, upon any prepayment of the Loan, which would be in addition to any prepayment fees that may be payable. The Loan provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, including a change of control of us, as defined in the Credit Agreement. The default rate of interest is 5.0% per annum in excess of the rate otherwise payable under the Credit Agreement. The Credit Agreement also contains a number of financial and other covenants including covenants that restrict a borrower's ability to incur indebtedness or to pay or make distributions under certain circumstances and requires us to maintain a debt yield percentage ranging from 3.0% to 7.5% beginning March 31, 2023 and a debt service coverage ratio ranging from 1.15:1.00 to 1.25:1.00 beginning September 30, 2023. The Credit Agreement also contains certain representations and warranties and reporting obligations. The annual interest rate on the Loan as of September 30, 2022 was 7.7%. We incurred aggregate interest expense related to our Loan of $1,288 and $3,067 for the three and nine months ended September 30, 2022, respectively.

The Loan replaced our $65,000 secured revolving credit facility, the Credit Facility, which was governed by a credit agreement with a syndicate of lenders, and was scheduled to expire on June 12, 2022, before it was terminated on January 27, 2022. No borrowings were outstanding under the Credit Facility at the time we entered into the Credit Agreement. We were required to pay a quarterly commitment fee of 0.35% per annum on the unused portion of the available capacity under our Credit Facility. We also had a letter of credit issued under the Credit Facility which was terminated when we replaced the Credit Facility with the Loan. We incurred aggregate interest expense related to our Credit Facility of $0 and $108 for the three months ended September 30, 2022 and 2021, respectively, and $28 and $566 for the nine months ended September 30, 2022 and 2021, respectively.

At September 30, 2022, one of our senior living communities was encumbered by a mortgage note. This mortgage note contains standard mortgage covenants. We recorded a discount in connection with the assumption of this mortgage note as part of our acquisition of the senior living community secured by this mortgage in order to record this mortgage note at its then estimated fair value. We amortize this discount as an increase in interest expense until the maturity of this mortgage note. This

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
mortgage note requires payments of principal and interest monthly until maturity. The following table is a summary of this mortgage note as of September 30, 2022:

Balance as of September 30, 2022		Contractual Stated Interest Rate	Effective Interest Rate	Maturity Date	Monthly Payment	Lender Type
$6,659	(1)	6.20%	6.70%	September 2032	$72	Federal Home Loan Mortgage Corporation
_______________________________________
(1)    Contractual principal payments excluding unamortized discount of $184.

We incurred interest expense, net of discount amortization, of $111 and $119 with respect to the mortgage note for the three months ended September 30, 2022 and 2021, respectively, and $339 and $359 for the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, the required principal payments due during the next five years and thereafter under the terms of our mortgage note and Loan are as follows:

Year	Mortgage Principal Payment	Loan Principal Payment	Total
2022	$113	$—	$113
2023	469	—	469
2024	498	1,191	1,689
2025	531	61,809	62,340
2026	565	—	565
Thereafter	4,483	—	4,483
Total	6,659	63,000	69,659

Less: Unamortized net discount and issuance costs	(184)	(1,877)	(2,061)
Total debt	6,475	61,123	67,598

Less: Current portion of debt	(437)	—	(437)
Long-term debt	$6,038	$61,123	$67,161

At September 30, 2022, we had one irrevocable standby letter of credit outstanding, totaling $23,850. This letter of credit, which secures our workers' compensation insurance program, is collateralized by $19,159 of cash equivalents and $4,691 of debt and equity investments. This letter of credit expires in June 2023 and is automatically extended for one-year terms unless notice of nonrenewal is provided prior to the end of the applicable term. At September 30, 2022, the cash equivalents collateralizing this letter of credit are classified as current restricted cash and cash equivalents in our condensed consolidated balance sheets, and the debt and equity investments collateralizing this letter of credit are classified as current restricted debt and equity investments in our condensed consolidated balance sheets.

We believe we were in compliance with all applicable covenants under our Loan and mortgage note as of September 30, 2022.

11. Management Agreements with DHC

We manage for DHC most of the senior living communities that we operate.

2021 Amendments to our Management Arrangements with DHC. As part of the implementation of the repositioning of our residential management business, on June 9, 2021, we and DHC entered into an amended and restated master management agreement, or the Master Management Agreement, for the senior living communities that we manage for DHC and interim management agreements for the senior living communities that we and DHC agreed to transition to new operators. These agreements replaced our prior management and omnibus agreements with DHC. In addition, we delivered to DHC a related amended and restated guaranty agreement pursuant to which we will continue to guarantee the payment and performance of each of our applicable subsidiary's obligations under the applicable management agreements. The principal changes to the management arrangements included:

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
•We continue to manage for DHC 119 of the 120 senior living communities that were incorporated under the Master Management Agreement as of June 9, 2021 (the management for one active adult community with 169 living units was terminated by mutual agreement effective October 31, 2022);
•We closed the 27 skilled nursing units in continuing care retirement communities, or CCRCs, that we continue to manage for DHC as independent or assisted living communities, which had 1,532 living units;
•The incentive fee that we may earn in any calendar year for the senior living communities that we continue to manage for DHC will no longer be subject to a cap, any senior living communities that are undergoing a major renovation or repositioning will be excluded from the calculation of the incentive fee and the incentive fee calculation will be reset pursuant to the terms of the management agreements as a result of expected capital projects DHC is planning through mid-2026;
•The RMR Group LLC, or RMR, assumed oversight of major community renovation or repositioning activities at the senior living communities that we continue to manage for DHC; and
•The term of our existing management agreements with DHC was extended by two years to December 31, 2036. We have the right to extend the term for two consecutive five year terms if we achieve certain performance targets for the combined managed communities portfolio, unless earlier terminated.
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

As part of the repositioning of our residential management business, we transitioned the management of 107 senior living communities that we managed for DHC with approximately 7,400 living units to new operators during the third and fourth quarters of 2021, of which 69 senior living communities with approximately 4,800 living units were transitioned during the three months ended September 30, 2021. We closed one senior living community with approximately 100 living units that we managed for DHC in February 2022. We also closed all 1,532 skilled nursing facility, or SNF, living units within the 27

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
CCRC communities, of which 1,473 and 59 living units were closed during the 2021 second and third quarters, respectively. For the three and nine months ended September 30, 2021, we recognized $2,710 and $12,329, respectively, of residential management fees related to the management of these senior living communities and living units.

As of September 30, 2022 and 2021, we managed 120 and 159 senior living communities, respectively, for DHC. We earned residential management fees of $8,497 and $10,418 from the senior living communities we managed for DHC for the three months ended September 30, 2022 and 2021, respectively, and $24,713 and $35,437 for the nine months ended September 30, 2022 and 2021, respectively. In addition, we earned fees for our management of capital expenditure projects at the senior living communities we managed for DHC of $876 and $702 for the three months ended September 30, 2022 and 2021, respectively, and $2,363 and $2,251 for the nine months ended September 30, 2022 and 2021, respectively. These amounts are included in residential management fees in our condensed consolidated statements of operations. Effective October 31, 2022, the management for one active adult community that DHC owns in Plano, Texas was terminated by mutual agreement. We earned total management fees relating to that community of $61 and $54 for the three months ended September 30, 2022 and 2021, respectively, and $175 and $154 for the nine months ended September 30, 2022 and 2021, respectively. DHC paid us a termination fee of approximately $350 in connection with the termination of our management of this active adult community.

We also provide lifestyle services to residents at some of the senior living communities we manage for DHC, such as rehabilitation and wellness services. At senior living communities we manage for DHC where we provide rehabilitation and wellness services on an outpatient basis, the residents, third party payers or government programs pay us for those rehabilitation and wellness services. At senior living communities we previously managed for DHC where we currently provide or previously provided inpatient rehabilitation and wellness services, DHC generally pays us for these services and charges for such services are included in amounts charged to residents, third party payers or government programs. We earned revenues of $1,590 and $1,508 for the three months ended September 30, 2022 and 2021, respectively, and $5,242 and $9,579 for the nine months ended September 30, 2022 and 2021, respectively, for lifestyle services we provided at senior living communities we previously managed for DHC and that were payable by DHC. These amounts are included in lifestyle services revenues in our condensed consolidated statements of operations.

We earned residential management fees of $104 and $100 for the three months ended September 30, 2022 and 2021, respectively, and $304 and $309 for the nine months ended September 30, 2022 and 2021, respectively, for management services at a part of a senior living community DHC subleases to an affiliate, which amounts are included in residential management fees in our condensed consolidated statements of operations.

Included in accrued expenses and other current liabilities and accrued compensation and benefits on our condensed consolidated balance sheets are $28,747 and $21,352, respectively, at September 30, 2022, and $20,345 and $22,619, respectively, at December 31, 2021 that will be or were subsequently, as applicable, reimbursed by DHC and are included in due from related person.

See Note 1 to our Consolidated Financial Statements included in Part IV, Item 5 of our Annual Report for additional information about our management agreements with DHC.

12. Senior Living Communities Leased from Healthpeak Properties, Inc.

We previously leased four senior living communities from PEAK. On September 30, 2021, we and PEAK terminated our leases for all four communities that we leased from PEAK. These four communities had approximately 200 living units and had residential revenues of $1,457 and lease expense of $724 for the three months ended September 30, 2021, and residential revenues of $4,893 and lease expense of $2,185 for the nine months ended September 30, 2021.

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
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
13. Business Management Agreement with RMR

RMR provides us certain services that we require to operate our business, and which relate to various aspects of our business. RMR provides these services to us pursuant to our business management and shared services agreement. Pursuant to the business management and shared services agreement, we incurred aggregate fees and certain cost reimbursements payable to RMR of $1,299 and $1,550 for the three months ended September 30, 2022 and 2021, respectively, and $3,763 and $5,149 for the nine months ended September 30, 2022 and 2021, respectively. These amounts are included in general and administrative expenses in our condensed consolidated statements of operations.

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

DHC. DHC is currently our largest shareholder, owning, as of September 30, 2022, 10,691,658 of our common shares, or 32.8% of our outstanding common shares. We manage for DHC most of the senior living communities we operate. RMR provides management services to both us and DHC and Mr. Portnoy is the chair of the board of trustees and a managing trustee of DHC. Ms. Clark is a former managing trustee and the secretary of DHC.

We lease space from DHC at certain of the senior living communities that we manage for DHC. We use this leased space for Ageility outpatient rehabilitation locations. We recognized rent expense of $328 and $370 for the three months ended September 30, 2022 and 2021, respectively, and $979 and $1,165 for the nine months ended September 30, 2022 and 2021, respectively, with respect to these leases.

See Note 11 for more information regarding our relationships, agreements and transactions with DHC and certain parties related to it and us.

RMR. We have an agreement with RMR for RMR to provide business management services to us. See Note 13 for more information regarding our management agreement with RMR.

Adam D. Portnoy and ABP Trust. Adam D. Portnoy and ABP Trust and its subsidiaries together owned approximately 2,030,115 of our common shares, representing 6.2% of our outstanding common shares, as of September 30, 2022.

We lease our current, and we previously leased our former, headquarters from a subsidiary of ABP Trust. On July 2, 2022, we entered into an agreement to terminate the lease for our former headquarters at 400 Centre Street in Newton, Massachusetts, with a termination date of September 30, 2022, and entered into a separate agreement to assume a lease for our current headquarters as of September 1, 2022 at 255 Washington Street, Newton, Massachusetts, from Sonesta International Hotels Corporation, or Sonesta. Mr. Portnoy is the controlling stockholder and a director of Sonesta, and Ms. Clark is a director and secretary of Sonesta. Another officer of RMR serves as a director and the president and chief executive officer of Sonesta and certain other officers of Sonesta are also officers of RMR. Commencing on September 1, 2022, our annual lease payments

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
range from $986 to $1,057 over the term of the lease, inclusive of certain operating costs, including a base amount for utilities and real estate taxes. The lease expires on May 31, 2030. The total aggregate estimated payments over the life of the lease will be approximately $7,861. As a result of the assumption of this lease, we established a right-of-use asset and lease liability of $5,843, using the incremental borrowing rate of 7.4%.

On February 24, 2021, we and the ABP Trust subsidiary renewed the lease for our former headquarters through December 31, 2031. As of the date of that renewal, the annual lease payments were scheduled to range from $1,026 to $1,395 over the term of the lease. On January 10, 2022, we and the ABP Trust subsidiary further amended the lease, which reduced the leased space from approximately 41,000 square feet to approximately 30,000 square feet. As of July 1, 2022, the annual base lease payments, exclusive of utilities and real estate taxes, were scheduled to range from $770 to $1,007 over the term of the lease.

Our rent expense for our current and former headquarters, including utilities and real estate taxes that we paid above the base amount, or as additional rent, was $342 and $518 for the three months ended September 30, 2022 and 2021, respectively, and $1,316 and $1,554 for the nine months ended September 30, 2022 and 2021, respectively, which amounts are included in general and administrative expenses.

As a result of the January 2022 amendment of the previous lease, we decreased our right-of-use asset and lease liability by $2,958 and $3,237, respectively, in the first quarter of 2022 to reflect the terms of the amendment using the incremental borrowing rate of 5.6% at the time of the January 2022 amendment. As a result of entering into an agreement on July 2, 2022 to terminate this lease on September 30, 2022, we reduced the remaining right-of-use asset and lease liability by $5,876 and $6,374, respectively. The remaining right-of-use asset and lease liability related to this lease was amortized to zero as of September 30, 2022. We recognized $498 of gain on termination of this lease during the three months ended September 30, 2022.

As of September 30, 2022, we had a right-of-use asset and lease liability of $5,796 and $5,832, respectively, related to our lease at 255 Washington Street. As of December 31, 2021, we had a right-of-use asset and lease liability of $9,197 and $10,065, respectively, related to our lease at 400 Centre Street. The right-of-use asset has been reduced by the amount of accrued lease payments, which amounts are not material to our condensed consolidated financial statements.

Retirement and Separation Arrangements. Katherine E. Potter resigned as our President and Chief Executive Officer effective April 30, 2022. Ms. Potter will remain with the Company as an employee through December 31, 2022 in order to assist in transitioning her duties and responsibilities.

In connection with Ms. Potter’s resignation, we entered into a separation agreement with Ms. Potter on May 2, 2022. Under the separation agreement, we will pay Ms. Potter $12 per month from May 2022 until December 31, 2022 we also paid her a lump sum cash payment in the amount of $483 in May 2022. Provided that Ms. Potter signs and does not revoke a release of claims, and subject to the satisfaction of certain other conditions, on December 31, 2022, we will make an additional cash payment to Ms. Potter in the amount of $483 and will fully accelerate the vesting of any unvested common shares of the Company previously awarded to Ms. Potter as of December 31, 2022, unless that date is accelerated pursuant to the separation agreement. We recorded the full separation cost for Ms. Potter of $1,319 during the nine months ended September 30, 2022.

In connection with her retirement, on November 22, 2021, we entered into a letter agreement with Margaret Wigglesworth, our former Executive Vice President and Chief Operating Officer. Pursuant to the letter agreement, Ms. Wigglesworth continued to serve as the Executive Vice President and Chief Operating Officer through November 22, 2021, and continued to serve as our employee through December 31, 2021. Pursuant to the letter agreement, we paid Ms. Wigglesworth her current cash salary and benefits through December 31, 2021 and recognized these costs in the fourth quarter of 2021. In addition, subject to the satisfaction of certain other conditions, we made a cash payment of $404 to Ms. Wigglesworth in January 2022 and recognized these costs in the first quarter of 2022.

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

In connection with our arrangement with Compass Group, or the Compass Agreement, to manage resident dining at the senior living communities we own or manage, we are obligated to repay amounts totaling $2,405 and $1,240, respectively, for incentives and transition costs incurred by the Compass Group in relation to the twenty communities that had been transitioned as of September 30, 2022. Of those amounts, $2,065 and $974, respectively, would be reimbursable by DHC, if we terminate the agreement prior to January 1, 2028. The repayment amounts are also subject to interest. We expect the remaining senior living communities to transition dining services to Compass Group in the next twelve months.

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

As of September 30, 2022 and December 31, 2021, we had accrued reserves of $59,257 and $73,174, respectively, under these programs, of which $27,007 and $34,744, respectively, are classified as long-term liabilities. As of September 30, 2022 and December 31, 2021, we recorded $2,271 and $2,686, respectively, of estimated amounts receivable from the reinsurance companies under these programs.

At September 30, 2022, our workers' compensation insurance program was secured by an irrevocable standby letter of credit totaling $23,850 and collateralized by $19,159 of cash equivalents and $4,691 of debt and equity investments.

See Note 2 to our Consolidated Financial Statements included in Part IV, Item 15 of our Annual Report for further information on our critical accounting estimates and judgments involved in determining our self-insurance obligations.

17. Restructuring Expense

On April 9, 2021, we announced the repositioning of our residential management business to focus on larger independent living, assisted living and memory care communities as well as stand-alone independent living communities. These repositioning activities were substantially completed prior to December 31, 2021.

A summary of the liabilities incurred as a result of this repositioning combined with a reconciliation of the related components of restructuring expense recognized in the three months ended September 30, 2022 and 2021, follows, first by cost component and then by segment. The expenses are aggregated and reported in the line item restructuring expenses in our condensed consolidated statements of operations.

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)

	Summary of Liabilities and Expenses as of and for the Three Months Ended September 30, 2022 (1)
Type of Expense:	Beginning Balance	Expenses Incurred	Payments	Ending Balance
Severance, benefits and transition expenses	$124	$—	$—	$124
Transaction expenses	906	(66)	112	728
Total	$1,030	$(66)	$112	$852

	Summary of Liabilities and Expenses as of and for the Three Months Ended September 30, 2022 (1)
By Segment:	Beginning Balance	Expenses Incurred	Payments	Ending Balance
Residential	$892	$2	$94	$800
Corporate and Other	138	(68)	18	52
Total	$1,030	$(66)	$112	$852
_______________________________________
(1)    The activity in 2022 relates to adjustments made to those obligations that were incurred in 2021 and recognized under ASC 420, Exit or Disposal Cost Obligations, and ASC 712, Compensation-Nonretirement Postemployment Benefits-special termination benefits. Accrued bonuses and other compensation are reported in the condensed consolidated balance sheets as part of accrued compensation and benefits and accrued transaction expenses are reported in the condensed consolidated balance sheets as part of accrued expenses and other current liabilities.

	Summary of Liabilities and Expenses as of and for the Three Months Ended September 30, 2021
Type of Expense:	Beginning Balance	Expenses Incurred	Payments	Ending Balance
Retention bonuses	$2,495	$875	$1,793	$1,577
Severance, benefits and transition expenses	3,494	(810)	1,475	1,209
Transaction expenses	738	1,155	1,441	452
Total	$6,727	$1,220	$4,709	$3,238

	Summary of Liabilities and Expenses as of and for the Three Months Ended September 30, 2021
By Segment:	Beginning Balance	Expenses Incurred	Payments	Ending Balance
Residential	$4,144	$813	$2,752	$2,205
Lifestyle Services	576	(310)	266	—
Corporate and Other	2,007	717	1,691	1,033
Total	$6,727	$1,220	$4,709	$3,238

A summary of the liabilities incurred combined with a reconciliation of the related components of restructuring expense recognized in the nine months ended September 30, 2022 and 2021, follows, first by cost component and then by segment. The expenses are aggregated and reported in the line item restructuring expenses in our condensed consolidated statements of operations.

	Summary of Liabilities and Expenses as of and for the Nine Months Ended September 30, 2022 (1)
Type of Expense:	Beginning Balance	Expenses Incurred	Payments	Ending Balance
Retention bonuses	$1,005	$(33)	$972	$—
Severance, benefits and transition expenses	1,437	(171)	1,142	124
Transaction expenses	488	512	272	728
Total	$2,930	$308	$2,386	$852

	Summary of Liabilities and Expenses as of and for the Nine Months Ended September 30, 2022 (1)
By Segment:	Beginning Balance	Expenses Incurred	Payments	Ending Balance
Residential	$2,541	$476	$2,217	$800
Corporate and Other	389	(168)	169	52
Total	$2,930	$308	$2,386	$852
______________________________________
(1)    The activity in 2022 relates to adjustments made to those obligations that were incurred in 2021 and recognized under ASC 420, Exit or Disposal Cost Obligations, and ASC 712, Compensation-Nonretirement Postemployment Benefits-special termination benefits. Accrued bonuses and other

AlerisLife Inc.
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)
(unaudited)
compensation are reported in the condensed consolidated balance sheets as part of accrued compensation and benefits and accrued transaction expenses are reported in the condensed consolidated balance sheets as part of accrued expenses and other current liabilities.

	Summary of Liabilities and Expenses as of and for the Nine Months Ended September 30, 2021
Type of Expense:	Beginning Balance	Expenses Incurred	Payments	Ending Balance
Retention bonuses	$—	$6,480	$4,903	$1,577
Severance, benefits and transition expenses	—	8,129	6,920	1,209
Transaction expenses	—	2,250	1,798	452
Total	$—	$16,859	$13,621	$3,238

	Summary of Liabilities and Expenses as of and for the Nine Months Ended September 30, 2021
By Segment:	Beginning Balance	Expenses Incurred	Payments	Ending Balance
Residential	$—	$12,344	$10,139	$2,205
Lifestyle Services	—	1,410	1,410	—
Corporate and Other	—	3,105	2,072	1,033
Total	$—	$16,859	$13,621	$3,238

In connection with the repositioning of our residential management services, we incurred restructuring obligations, recognized under ASC 420, Exit or Disposal Cost Obligations and ASC 712, Compensation-Nonretirement Postemployment Benefits-special termination benefits of $(66) and $308 in the three and nine months ended September 30, 2022, $2 and $476, respectively, of which were reimbursed by DHC. During the three and nine months ended September 30, 2021, $1,220 and $16,859 of restructuring expenses were incurred, respectively, of which $813 and $12,344 was reimbursed by DHC, respectively. These expenses included $6,480 of retention bonus payments, $8,129 of severance, benefits and transition expenses, and $2,250 of transaction expenses.

On August 3, 2022, we announced a restructuring plan based on a comprehensive operational review that was completed by Alvarez & Marsal, or A&M. The recommendations made by A&M included general and administrative cost reductions, a corporate reorganization that is designed to enhance accountability and certain operational changes to support team members to ensure the delivery of high-quality experiences to residents and customers and to increase occupancy at our senior living communities. This restructuring plan includes the elimination of certain positions in our corporate team. We expect to complete this restructuring by the middle of 2023.

In connection with implementing this restructuring plan, we expect to incur non-recurring cash expenses of up to $3,000 in the corporate and other segment.

•These expenses are expected to include up to $400 of retention payments, up to $2,000 of severance, benefits and transition expenses, and up to $600 of other restructuring expenses.

For the three and nine months ended September 30, 2022, $1,636 of these restructuring expenses were incurred related to the restructuring plan.

•These expenses included $93 of retention expenses, $1,404 of severance, benefits and transition expenses, and $139 of other restructuring expenses, which were recorded in restructuring expenses in our condensed consolidated statements of operations.

As of September 30, 2022, $299 of these restructuring payments have been made.

•These payments included $92 of retention payments, $198 of severance, benefits and transition payments, and $9 of other restructuring payments.

As of September 30, 2022, we have an ending liability balance of $1,337.

•This ending liability balance is comprised of $1 of retention expenses, $1,206 of severance, benefits and transition expenses, and $130 of other restructuring expenses.

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

Summary of Senior Living Communities and Outpatient Rehabilitation Locations

Presented below is a summary of the units owned and managed by us as of September 30, 2022:

Total
Units (1)
Independent living	10,422
Assisted living	7,734
Memory care	1,817
Total	19,973
_______________________________________
(1)    The units operated as of September 30, 2022 include 2,084 in Five Star senior living communities that we own and 17,889 in Five Star senior living communities that we manage for Diversified Health Care Trust, or DHC.

Presented below is a summary of the communities, units, average occupancy, quarter end occupancy, revenues and residential management fees for the Five Star senior living communities we manage for DHC, as of and for the three and nine months ended September 30, 2022 (dollars in thousands):

	As of and for the Three Months Ended September 30, 2022
	Communities	Units	Average Occupancy	Quarter End Occupancy	Community Revenues (1)	Management Fees
Independent and assisted living communities	120	17,889	75.3%	77.0%	$171,684	$9,477

	As of and for the Nine Months Ended September 30, 2022
	Communities	Units	Average Occupancy	Quarter End Occupancy	Community Revenues (1)	Management Fees
Independent and assisted living communities	120	17,889	74.5%	77.0%	$499,415	$27,380
_______________________________________
(1)    Managed senior living communities' revenues do not represent our revenues and are included to provide supplemental information regarding the operating results of the Five Star senior living communities from which we earn residential management fees.

Presented below is a summary of our Ageility outpatient rehabilitation locations we operated as of and for the three and nine months ended September 30, 2022 (dollars in thousands):

	As of and for the Three Months Ended September 30, 2022
	Number of Locations	Total Revenue (1)(2)	Caseload as a % of occupancy (3)	EBITDA Margin
Outpatient Locations in DHC Owned Communities Managed by Five Star	94	$7,789	25.9%	(0.2)%
Outpatient Locations at AlerisLife Inc. Owned Communities	15	868	29.9%	4.6%
Outpatient Locations at Other Communities (4)	94	4,124	21.7%	(8.3)%
Total Outpatient Locations	203	$12,781	24.3%	(2.5)%
_______________________________________
(1)    Excludes revenue of $1,590 earned during the three months ended September 30, 2022 for ten Ageility inpatient rehabilitation clinics (inclusive of two inpatient rehabilitation clinics that were closed during the three months ended September 30, 2022).
(2)    Total Ageility revenue includes fitness revenue. Total Ageility revenue excludes home health care services, which is part of the lifestyle services segment.
(3)    Represents the average number of Ageility customers divided by average total occupancy at each of the senior living communities where we operate Ageility outpatient rehabilitation locations. Occupancy is defined as the average total number of residents residing at the senior living communities.
(4)    Other communities include outpatient rehabilitation locations at senior living communities not owned or managed by us.

	As of and for the Nine Months Ended September 30, 2022
	Number of Locations	Total Revenue (1)(2)	Caseload as a % of occupancy (3)	EBITDA Margin
Outpatient Locations in DHC Owned Communities Managed by Five Star	94	$22,927	25.6%	0.9%
Outpatient Locations at AlerisLife Inc. Owned Communities	15	2,412	28.3%	1.8%
Outpatient Locations at Other Communities (4)	94	12,180	22.1%	(3.4)%
Total Outpatient Locations	203	$37,519	24.2%	(0.4)%
_______________________________________
(1)    Excludes revenue of $5,242 earned during the nine months ended September 30, 2022 for ten Ageility inpatient rehabilitation clinics (inclusive of two inpatient rehabilitation clinics that were closed during the nine months ended September 30, 2022).
(2)    Total Ageility revenue includes fitness revenue. Total Ageility revenue excludes home health care services, which is part of the lifestyle services segment.
(3)    Represents the average number of Ageility customers divided by average total occupancy at each of the senior living communities where we operate Ageility outpatient rehabilitation locations. Occupancy is defined as the average total number of residents residing at the senior living communities.
(4)    Other communities include outpatient rehabilitation locations at senior living communities not owned or managed by us.

We currently expect to continue to diversify revenue through growth of our lifestyle service offerings, including opening new outpatient rehabilitation locations and expanding our fitness and other home-based service offerings within and outside of Five Star senior living communities. With respect to outpatient rehabilitation locations, since January 1, 2021 we have opened 13 net new Ageility outpatient rehabilitation locations, 15 of which were opened in 2021 (exclusive of the closure of 17 Ageility outpatient rehabilitation locations in December 2021 in Five Star senior living communities that were transitioned to new operators or closed).

Operational Review

During the quarter ended June 30, 2022, we engaged the healthcare consulting arm of Alvarez & Marsal, or A&M, to provide a comprehensive operational review of our business and make recommendations to our Board of Directors. The recommendations made by A&M included general and administrative cost reductions, a corporate reorganization that is designed to enhance accountability and certain operational changes to support team members to ensure the delivery of high-quality experiences to residents and customers and to increase occupancy at our senior living communities, as further described below:

•Reduce costs annually by a target of approximately $2.0 million, net of investments to be made of approximately $3.3 million as described below, by:

◦Streamlining redundant business processes and reducing investments in non-core functions,
◦rationalizing information technology systems to those that directly support core business functions, ensuring their optimal utilization,
◦continually assessing general and administrative expenses to identify cost savings opportunities.
•Invest approximately $3.3 million to refocus on our core business and invest strategically in projects, processes and systems that will enhance our ability to successfully operate our residential and lifestyle services businesses, including:

◦Enhancing the executive leadership team with a Chief Operating Officer to oversee field and national operations and a Chief Financial Officer,
◦investing in a scalable and agile national operations infrastructure to drive operational excellence and results, and
◦establishing a centralized sales function with reinstituted regional sales support to focus on both sales and marketing efforts.
Based on A&M's operational review, on August 3, 2022, we announced a restructuring plan which includes the elimination of certain positions in our corporate team. We expect to complete this restructuring by the middle of 2023. As of the date of this Form 10-Q, we made the following progress with respect to the restructuring plan:

•Aligned several functions, including sales, marketing, clinical and resident programming, under the national operations support function;
•Deployed sales support functions to directly support community level sales directors to focus on improved tour to move-in conversion rate;
•Appointed a Chief Financial Officer, effective September 19, 2022, and a Chief Operating Officer, effective October 17, 2022. In addition, we continue to invest in the sales and marketing function, including hiring a Vice President of Marketing, effective October 3, 2022, and five sales directors; and
•Implemented approximately $2.6 million of labor and non-labor annual cost savings, net of approximately $1.8 million in labor investments.
In addition to the restructuring plan, management achieved further cost savings of $4.9 million from the elimination of certain unfilled positions.
In connection with implementing our restructuring plan, we expect to incur non-recurring cash expenses of up to $3.0 million. These expenses are expected to include up to $0.4 million of retention payments, up to $2.0 million of severance, benefits and transition expenses and up to $0.6 million of other restructuring expenses. For the three and nine months ended September 30, 2022, we recognized $1.6 million of expenses related to the restructuring plan, including $0.1 million of retention payments, $1.4 million of severance, benefits and transition expenses, and $0.1 million of other restructuring expenses, which was recorded in restructuring expenses in our condensed consolidated statements of operations. Additionally, we recognized costs of $0.6 million and $1.3 million, respectively, related to the implementation of the A&M operational review for the three and nine months ended September 30, 2022, which are recorded in general and administrative expenses in our condensed consolidated statements of operations.
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

The senior living industry has been materially adversely impacted by the novel coronavirus SARS-CoV-2, or COVID-19, pandemic, or the Pandemic, and its economic impact, including the changes in market and older adults' practices during and in response to the Pandemic. While the senior living industry conditions have improved from a low point during the Pandemic, they remain below pre-Pandemic levels. In addition, U.S. economic conditions are currently experiencing significant challenges, including inflation, increasing interest rates, geopolitical risks, labor availability and supply chain issues, that many economic forecasters expect will result in an economic recession.

Occupancy. As a result of the Pandemic and changed market practices in response to, arising from or accelerated during, the Pandemic, we have experienced overall declines in average occupancy at our owned and leased senior living communities. However, we have experienced increases in our owned community average occupancy from 69.9% for the three months ended September 30, 2021 to 76.0% for the three months ended September 30, 2022. Consistent with our owned and leased portfolio, the senior living communities we manage for DHC also have experienced increases in average occupancy from 72.2% for the three months ended September 30, 2021 to 75.3% for the three months ended September 30, 2022.

1) Source: Bureau of labor statistics, 2021.

In order to drive occupancy growth, we recently have launched several initiatives, including i) adding regional staffing positions focused on revenue growth through sales, marketing and rate management, ii) launching a sales training and sales best practices program that we successfully piloted earlier in 2022, and iii) launching a sales incentive program that provides the leadership teams at our senior living communities an opportunity to share in the revenue growth at their communities, with the intent of increasing occupancy at each senior living community.

Despite these initiatives, there is a possibility of occupancy declines in the near term, due to possible surges of COVID variant viruses, or other public health issues that may emerge, current residents leaving our senior living communities, restrictions on new residents moving into and/or touring our senior living communities, older adults continuing the trend of aging at home and the possibility that older adults forego or delay moving into senior living communities because of perceived safety issues associated with the Pandemic or other public health safety concerns. Our revenues are largely dependent on occupancy at our senior living communities and any decline in occupancy adversely impacts these revenues, unless we are able to offset those lost revenues with increased rates we charge our residents and clients or other sources of increased revenues.

Expenses. Our labor costs have been negatively impacted as a result of increased labor costs for community based team members due to competitive market conditions and high levels of inflation. While health insurance costs have decreased as a result of the reduction in the number of team members, there is a possibility that these costs will rise again in the future as a result of claims made related to possible surges of COVID variant viruses or other public health issues that may emerge. The Pandemic and other current economic and market challenges have disrupted the global supply chain, including many of our medical and technological suppliers, due to factory closures and reduced manufacturing output. We believe that our current supplies and supplies we currently have on order should be sufficient to support our needs for the reasonably foreseeable future. We have undertaken efforts to mitigate potential future impacts on the supply chain by increasing our stock of critical materials to meet our expected increased needs for the reasonably foreseeable future and by identifying and engaging alternative suppliers.

Both labor costs and the costs of supplies and materials, in particular food and gasoline costs, have risen over the past year due to either the Russia-Ukraine war or from inflation. While inflation rates have eased slightly from their highest levels in June 2022, they are still running significantly higher than historical averages. We expect these increased costs to continue to impact our results of operations for the foreseeable future.

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

Results of Operations. We have experienced negative impacts on our operating results and on the operating results for those senior living communities we manage for DHC as a result of the Pandemic as well as economic, market and industry conditions since the onset of the Pandemic. Although, as noted above, conditions have improved from the lows experienced during the Pandemic, the senior living industry continues to be below pre-Pandemic levels. Although we believe that our business and operating results will improve as the Pandemic further wanes, we expect that it may take an extended period for our business to return to pre-Pandemic levels, if at all, and our business remains subject to decline if Pandemic conditions worsen or for other reasons including the challenging current and forecasted economic and market conditions which may result in an economic recession. Going forward, the amounts and type of revenue, expense and cash flow impacts resulting from the Pandemic will be dependent on a number of factors, including: the speed, depth, geographic reach and duration of the spread of new variants or surges of the disease or other public safety developments; the effectiveness of therapeutic treatments; the impact of the current and forecasted economic and market conditions, including the depth and length of any economic recession; consumer confidence and the demand for our senior living communities and services.

An increase in labor costs due to worker shortages as well as a general increase in costs due to rising inflation have resulted in negative impacts on our operating results and on the operating results for those senior living communities we manage for DHC. We also expect that other direct and indirect impacts of the Pandemic or other public health issues that may arise, potential economic recession, lower levels of consumer confidence, stock market volatility, inflation, rising interest rates and/or changes in demographics could adversely affect the ability of older adults and their families to afford our services.

Senior Living Development. In the years prior to the Pandemic, increased access to capital and low-interest rates encouraged increased senior living development, particularly in areas where existing senior living communities have historically experienced high occupancy. This has resulted in a significant increase in new senior living community inventory entering the market in recent years, increasing competitive pressures on us, particularly in certain of our geographic markets. Although new development had been slowing prior to the onset of the Pandemic, and the impact of the Pandemic and current and forecasted economic and market conditions have further impacted new development, we expect that the new inventory that entered the market will continue to have a competitive effect on our business for at least the next few years; these challenges may be intensified if older adults' demand for senior living communities declines or fails to sufficiently grow its impact on the senior living community industry.

Labor Market. We have increased the rates paid to community based team members in order to be competitive with the increasing rates in the market for these front line team members. We also have increased staffing needs at the senior living communities we operate, for which we continue to use temporary staffing through our arrangements with staffing agencies to accommodate staffing shortages due to a tight labor market. The market for skilled front line workers within and outside of the senior living industry continues to be very competitive, and the current demand for those workers remains strong. As of September 30, 2022, there are approximately 10.1 million(1) jobs available in the United States, with only approximately 5.8 million(1) available workers. Our current rate of open positions is approximately 15.0%, a rate which will continue to result in increased expenses from temporary staffing, and increased rates and overtime paid to our community based team members, and may restrict our ability to fully operate our senior living communities.

Management Arrangements with DHC

As part of the repositioning of our residential management business in 2021, we and DHC amended our management arrangements. For more information on the amendments to our management arrangements with DHC, see Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report or "Properties--Our Leases and Management Agreements with DHC" in Part I, Item 2 and Notes 1 and 10 included in Part IV, Item 15 of our Annual Report.

Debt Financing

On January 27, 2022, we entered into a $95.0 million senior secured term loan, or the Loan, $63.0 million of which was funded upon effectiveness of a credit and security agreement, or the Credit Agreement, that we entered into with MidCap Funding VIII Trust, or MidCap, including approximately $3.2 million in closing costs. Upon entering into the Loan, we terminated our $65.0 million secured revolving facility, or our Credit Facility, that we had with a syndicate of lenders and was available for us to use for general business purposes. At September 30, 2022, we had one mortgage note outstanding totaling $6.7 million. For more information about the Loan, our previous Credit Facility and our mortgage note, see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Our Revenues

Our revenues are derived from the services we provide to residents at our senior living communities and to older adults through our lifestyle services, and these revenues are our primary source of cash to fund our operating expenses, including capital expenditures at the senior living communities we own and principal and interest payments on our debt.

Medicare and Medicaid programs provide operating revenues for lifestyle services and certain of our former skilled nursing facility, or SNF, units. We derived approximately 5.6% and 4.3% of our consolidated revenues from these government-funded programs during the nine months ended September 30, 2022 and 2021, respectively. Revenues from Medicare programs totaled $28.6 million and $31.4 million during the nine months ended September 30, 2022 and 2021, respectively. Revenues from Medicaid programs totaled $0.8 million and $0.9 million during the nine months ended September 30, 2022 and 2021, respectively. The concentration of revenues derived from Medicare and Medicaid is principally earned in connection with our lifestyle services.

In connection with the repositioning of our residential management business, we transitioned 107 senior living communities that we managed for DHC with approximately 7,400 living units to new operators, of which 69 senior living communities with approximately 4,800 living units were transitioned during the three months ended September 30, 2021, and closed one senior living community with approximately 100 living units. In addition, we and DHC closed all 1,532 SNF living units in 27 managed continuing care retirement communities, or CCRCs that we continue to manage for DHC as independent or assisted living communities, of which 1,473 and 59 living units were closed during the second and third quarters of 2021, respectively.
1) Source: Bureau of labor statistics, 2021.

For the three and nine months ended September 30, 2021, we recognized $2.7 million and $12.3 million of residential management fees related to these senior living communities and living units, respectively. Through September 30, 2022, we also closed 29 of the 37 Ageility inpatient rehabilitation clinics. For the three and nine months ended September 30, 2021, we recognized $1.5 million and $9.6 million of revenue related to all 37 inpatient rehabilitation clinics, respectively. For the three and nine months ended September 30, 2022, we recognized $1.6 million and $5.2 million of revenue related to the ten inpatient rehabilitation clinics we continue to operate (inclusive of revenue earned from two inpatient rehabilitation clinics that were closed during the three months ended September 30, 2022).

Effective September 30, 2021, we terminated our lease for four communities with approximately 200 living units, which had residential revenues of $1.5 million and $4.9 million for the three and nine months ended September 30, 2021, respectively. For more information regarding the termination of these leases, see Note 12 to our condensed consolidated financial statements in Part I, Item I of this Quarterly Report.

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

Results of Operations

We operate in two reportable segments: (1) residential and (2) lifestyle services. In the residential segment, we manage for others and operate, respectively, primarily independent living communities and assisted living communities that are subject to centralized oversight and provide housing and services to older adults. Included in the results of the assisted living communities are memory care living units. In the lifestyle services segment, we provide a comprehensive suite of rehabilitation and wellness services, including physical, occupational, speech and other specialized therapy services, in inpatient clinics and outpatient locations as well as home health and fitness services.

For the three and nine months ended September 30, 2021, we recognized $2.7 million and $12.3 million, respectively, of residential management fees related to the senior living communities and living units that we previously managed for DHC, that have been transitioned to other operators or were closed pursuant to the repositioning of our residential management business. We recognized lifestyle services revenue of $1.6 million and $1.5 million for the three months ended September 30, 2022 and 2021, respectively, and $5.2 million and $9.6 million for the nine months ended September 30, 2022 and 2021, respectively, related to the inpatient rehabilitation clinics. The decrease from the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was due to the closure of 27 inpatient clinics in the prior year. The information in the Key Statistical Data table below includes those senior living communities, living units and rehabilitation clinics in the results reported.

All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation, professional and general liability and certain automobile insurance programs.

Key Statistical Data For the Three Months Ended September 30, 2022 and 2021:

The following tables present a summary of our operations for the three months ended September 30, 2022 and 2021 (dollars and visits in thousands, except RevPAR and RevPOR):

	Three Months Ended September 30,		Increase/(Decrease)
	2022	2021(1)	Amount	Percent
REVENUES
Lifestyle services	$14,546	$15,382	$(836)	(5.4)%
Residential	17,514	16,320	1,194	7.3%
Residential management fees	9,477	11,220	(1,743)	(15.5)%
Total management and operating revenues	41,537	42,922	(1,385)	(3.2)%
Reimbursed community-level costs incurred on behalf of managed communities	137,768	177,231	(39,463)	(22.3)%
Other reimbursed expenses	3,354	5,678	(2,324)	(40.9)%
Total revenues	182,659	225,831	(43,172)	(19.1)%

Other operating income	2	—	2	n/m

OPERATING EXPENSES
Lifestyle services expenses	14,562	13,536	1,026	7.6%
Residential wages and benefits	10,156	8,547	1,609	18.8%
Other residential operating expenses	5,804	7,184	(1,380)	(19.2)%
Community-level costs incurred on behalf of managed communities	137,768	177,231	(39,463)	(22.3)%
General and administrative	17,015	21,817	(4,802)	(22.0)%
Restructuring expenses	1,570	1,220	350	28.7%
Depreciation and amortization	3,088	2,983	105	3.5%
Total operating expenses	189,963	232,518	(42,555)	(18.3)%

Operating loss	(7,302)	(6,687)	(615)	9.2%

Interest, dividend and other income	225	84	141	n/m
Interest and other expense	(1,474)	(507)	(967)	n/m
Unrealized (loss) gain on equity investments	(1,997)	22	(2,019)	n/m
Realized gain on sale of debt and equity investments	1,573	—	1,573	n/m
Gain (loss) on termination of leases	498	(3,277)	3,775	n/m
Loss before income taxes	(8,477)	(10,365)	1,888	(18.2)%
(Provision) benefit for income taxes	(31)	164	(195)	n/m
Net loss	$(8,508)	$(10,201)	$1,693	(16.6)%

Owned and leased communities:
Number of communities (end of period)	20	20	—	—%
Number of living units (end of period) (2)	2,084	2,099	(15)	(0.7)%
Quarter end occupancy at September 30,	78.4%	72.9%	550 bps	7.5%
Average occupancy	76.0%	69.9%	610 bps	8.7%
RevPAR (3)	$2,801	$2,411	$390	16.2%
RevPOR (4)	$3,604	$3,375	$229	6.8%

Managed communities:
Number of communities (end of period)	120	159	(39)	(24.5)%
Number of living units (end of period) (2)	17,889	20,669	(2,780)	(13.5)%
Quarter end occupancy at September 30,	77.0%	73.8%	320 bps	4.3%
Average occupancy	75.3%	72.2%	310 bps	4.3%
RevPAR (3)	$3,200	$3,046	$154	5.1%
RevPOR (4)	$4,158	$4,129	$29	0.7%

Lifestyle services:
Caseload as a % of Occupancy (5)	24.3%	24.7%	(40) bps	1.6%
Number of visits at outpatient locations	156	147	9	6.1%
Number of inpatient clinics (end of period)	8	10	(2)	(20.0)%
Number of outpatient locations (end of period)	203	223	(20)	(9.0)%
Total clinics and locations	211	233	(22)	(9.4)%
_______________________________________
n/m - not meaningful
(1)    The following were included in the summary of operations for the three months ended September 30, 2021 that were not included for the three months ended September 30, 2022: (i) 107 senior living communities we managed for DHC with approximately 7,400 living units that were transitioned to new operators during the third and fourth quarters of 2021 (of which 69 senior living communities with approximately 4,800 living units were transitioned to new operators during the three months ended September 30, 2021), and one senior living community with approximately 100 living units that we managed for DHC that was closed in February 2022, (ii) 59 SNF living units that were closed in one CCRC during the three months ended September 30, 2021, (iii) 17 Ageility outpatient rehabilitation locations that were closed during the fourth quarter of 2021 in senior living communities that were transitioned to a new operator or closed and (iv) four leased communities with approximately 200 living units where the leases were terminated on September 30, 2021.
(2)    Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(3)    RevPAR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of available units for the corresponding portfolio for the period, divided by the number of months in the period. Data for the three months ended September 30, 2022 and 2021 exclude income received by senior living communities under the Provider Relief Fund of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and other governmental grants.
(4)    RevPOR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of occupied units for the corresponding portfolio for the period, divided by the number of months in the period. Data for the three months ended September 30, 2022 and 2021 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act and other governmental grants.
(5)    Represents the average number of Ageility customers divided by average total occupancy at each of the senior living communities where we operate Ageility outpatient rehabilitation locations. Occupancy is defined as the average total number of residents residing at the senior living communities.

Comparable Communities and Outpatient Locations

Comparable senior living communities and outpatient rehabilitation locations (senior living communities and outpatient rehabilitation locations that we have continually operated or managed since July 1, 2021, excluding inpatient rehabilitation clinics) results for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, are listed below (dollars in thousands, except RevPOR and RevPAR):

	Three Months Ended September 30,		Increase/(Decrease)
	2022(1)	2021(1)	Amount	Percent
REVENUES
Lifestyle services	$12,183	$12,823	$(640)	(5.0)%
Residential	17,519	14,829	2,690	18.1%
Residential management fees	9,478	8,510	968	11.4%
Other operating income	2	—	2	n/m

OPERATING EXPENSES
Lifestyle services expenses	12,211	11,479	732	6.4%
Residential wages and benefits	10,149	7,760	2,389	30.8%
Other residential operating expenses	5,939	5,763	176	3.1%

Owned communities:
Number of communities (end of period)	20	20	—	—%
Number of living units (end of period) (2)	2,084	2,099	(15)	(0.7)%
Quarter end occupancy at September 30,	78.4%	72.9%	550 bps	7.5%
Average occupancy	76.0%	70.4%	560 bps	8.0%
RevPAR (3)	$2,801	$2,354	$447	19.0%
RevPOR (4)	$3,604	$3,270	$334	10.2%

Managed communities:
Number of communities (end of period)	120	120	—	—%
Number of living units (end of period) (2)	17,889	17,899	(10)	(0.1)%
Quarter end occupancy at September 30,	77.0%	74.6%	240 bps	3.2%
Average occupancy	75.3%	73.4%	190 bps	2.6%
RevPAR (3)	$3,200	$2,941	$259	8.8%
RevPOR (4)	$4,158	$3,922	$236	6.0%

Lifestyle services:
Caseload as a % of occupancy (5)	24.6%	24.6%	—	—%
Number of visits at outpatient locations	146	135	11	8.1%
Number of outpatient locations (end of period)	185	185	—	—%
_______________________________________
n/m - not meaningful

(1)    The three months ended September 30, 2022 and 2021 include data for 20 owned senior living communities, 120 managed senior living communities and 185 outpatient rehabilitation locations that we have continuously owned or managed since July 1, 2021. The summary of operations for comparable communities and locations excludes (i) 59 SNF living units that were closed in one CCRC and (ii) eight Ageility inpatient rehabilitation clinics.
(2)    Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(3)    RevPAR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of available units for the corresponding portfolio for the period, divided by the number of months in the period. Data for the three months ended September 30, 2022 and 2021 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act and other governmental grants.
(4)    RevPOR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of occupied units for the corresponding portfolio for the period, divided by the number of months in the period. Data for the three months ended September 30, 2022 and 2021 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act and other governmental grants.
(5)    Represents the average number of Ageility customers divided by average total occupancy at each of the senior living communities where we operate Ageility outpatient rehabilitation locations. Occupancy is defined as the average total number of residents residing at the senior living communities.

The following is a discussion of our operating results for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Lifestyle services revenues. The decrease in lifestyle services revenues is primarily due to a decrease in outpatient rehabilitation location revenues of $0.8 million, primarily resulting from the $0.4 million impact of the closure of 17 outpatient rehabilitation locations in December 2021 in senior living communities that were transitioned to new operators or closed, as well as the $0.5 million impact of a Medicare fee schedule rate cut in 2022, partially offset by an increase in outpatient clinic visits. The decrease in lifestyle services revenues at our comparable locations is primarily due to the $0.5 million impact of a Medicare fee schedule rate cut in 2022 for the three months ended September 30, 2022.

Residential revenues. The increase in residential revenues is primarily due to an increase in average occupancy from 69.9% for the three months ended September 30, 2021 to 76.0% for the three months ended September 30, 2022 at our owned and leased senior living communities, as well as a slight increase in average rates. This increase was partially offset by the termination of a lease for four communities on September 30, 2021. The discontinuation of these four communities resulted in a decrease in revenues of $1.5 million. The increase in residential revenues at our comparable communities is primarily due to the increase in average occupancy from 70.4% for the three months ended September 30, 2021 to 76.0% for the three months ended September 30, 2022 as well as a slight increase in average rates.

Residential management fees. The decrease in residential management fees is due to declines in gross revenues at the senior living communities we manage, primarily caused by the transitioning of approximately 7,400 living units to new operators in 2021, of which approximately 4,800 living units transitioned during the three months ended September 30, 2021, and the closure of approximately 100 living units subsequent to September 30, 2021, resulting in a decrease in residential management fees of $2.7 million. These declines in gross revenues as a result of the repositioning of the residential management business have been partially offset with the improvement in average occupancy from 72.2% for the three months ended September 30, 2021 to 75.3% for the three months ended September 30, 2022, as well as a slight increase in residential construction management fees we earn on construction projects we manage. The increase in residential management fees at our comparable senior living communities was primarily due to the improvement in gross revenues at the senior living communities we manage related to the increase in average occupancy from 73.4% for the three months ended September 30, 2021 to 75.3% for the three months ended September 30, 2022, as well as due to an increase in residential construction management fees we earn on construction projects we manage.

Reimbursed community-level costs incurred on behalf of managed communities. The decrease in reimbursed community-level costs incurred on behalf of managed communities was primarily due to the transitioning of the management of approximately 7,400 living units to new operators in 2021, of which approximately 4,800 living units transitioned during the three months ended September 30, 2021, and the closure of approximately 100 living units in February 2022.

Other reimbursed expenses. Other reimbursed expenses represent reimbursements that arise from certain centralized services we provide pursuant to our management agreements with DHC. The decrease in other reimbursed expenses was primarily due to a decrease in the expenses that are reimbursable as a result of the reduced corporate headcount of approximately 20% in connection with the repositioning of our residential management business, as well as a decrease in reimbursements of $0.8 million related to restructuring expenses in the three months ended September 30, 2021.

Other operating income. Other operating income represents funds received and recognized under the Provider Relief Fund of the CARES Act General Fund Distribution and other government grants.

Lifestyle services expenses. The increase in lifestyle services expenses is primarily due to the full quarter impact of the new outpatient rehabilitation locations opened during or subsequent to the third quarter of 2021, an increase in outpatient rehabilitation location visits during the three months ended September 30, 2022 when compared to the same quarter in the prior year and higher labor costs due to rising wages and market conditions. Those increases were partially offset by $0.4 million of expenses that had been incurred during the three months ended September 30, 2021 related to 17 outpatient rehabilitation locations that were subsequently closed in December 2021 in senior living communities that were transitioned to new operators or closed. The increase in lifestyle services expenses at our comparable locations was due primarily to the increase in outpatient rehabilitation location visits during the three months ended September 30, 2022 when compared to the same quarter in the prior year as well as higher labor costs.

Residential wages and benefits. The increase in residential wages and benefits is primarily due to increased medical insurance and workers compensation costs of $0.9 million as a result of an increase in the number of claims received compared to the third quarter of 2021 as well as an increase in labor costs due to rising wages and market conditions. These increases were partially offset by the termination of a lease for four communities on September 30, 2021, which resulted in a decrease in residential wages and benefits of $0.8 million. The increase in residential wages and benefits at our comparable communities is primarily due to increased costs for medical insurance and workers compensation of $1.0 million as well as higher labor costs.

Other residential operating expenses. Other residential operating expenses are comprised of utilities, housekeeping, dietary, repairs and maintenance, insurance and other community-level costs. The decrease in other residential operating expenses is primarily due to the termination of a lease for four communities on September 30, 2021, which resulted in a decrease in other residential operating expenses of $1.3 million, as well as slightly decreased costs associated with our self-insurance obligations. The increase in other residential operating expenses at our comparable communities is primarily due to increases in costs related to marketing, utilities, disposable food supplies and other costs that have been impacted by rising inflation and supply chain issues, partially offset by reductions in building maintenance and medical supplies.

General and administrative. The decrease in general and administrative expenses was primarily attributable to lower corporate wages and benefits due to reduced corporate headcount of approximately 20% primarily in connection with the repositioning of the residential management business and lower fees for services performed by RMR due to a decrease in revenues for which those fees are determined, partially offset by $0.6 million of costs related to the operational review performed by A&M for the three months ended September 30, 2022.

Restructuring expenses. The increase in restructuring expenses was primarily due to severance, benefits, transition and retention costs incurred during the three months ended September 30, 2022, related to the restructuring plan implemented as a result of A&M's operational review.

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

Interest and other expense. Interest and other expense consists primarily of interest expense on the Loan, amortization of deferred financing fees on the Loan, and interest on our finance leases and mortgage note for the three months ended September 30, 2022. Interest and other expense consists primarily of amortization of deferred financing fees and commitment fees related to our Credit Facility, and interest on our finance leases and mortgage note for the three months ended September 30, 2021. The increase in interest and other expense for the three months ended September 30, 2022 was due to interest related to the Loan.

Unrealized (loss) gain on equity investments. Unrealized (loss) gain on equity investments represents adjustments made to our investments in equity securities to record amounts at fair value. The increase in unrealized loss in the three months ended September 30, 2022 is due to market conditions.

Realized gain on sale of debt and equity investments. Realized gain on sale of debt and equity investments represents our realized gains and losses on investments.

Gain (loss) on termination of leases Gain on termination of lease for the three months ended September 30, 2022 is due to the termination of our previous headquarters lease. Loss on termination of leases for the three months ended September 30, 2021 represents a $3.3 million loss on the lease termination of four communities. These costs include a $3.1 million lease termination fee, the write off of the remaining net assets at the communities including property and equipment and the remaining right of use assets, less the remaining recorded lease liability and the remaining obligation under the insurance deductible for a fire that occurred at one of the four leased communities. For more information about the lease terminations, see

Note 14 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 11 included in Part IV, Item 15 of our Annual Report.

(Provision) benefit for income taxes. For the three months ended September 30, 2022 and 2021, we recognized a provision for income taxes of $0.0 million and a benefit for income taxes of $0.2 million, respectively. The benefit for income taxes for the three months ended September 30, 2021 is related to a decrease in the annual projection for state income taxes.

Key Statistical Data For the Nine Months Ended September 30, 2022 and 2021:

The following tables present a summary of our operations for the nine months ended September 30, 2022 and 2021 (dollars and visits in thousands, except RevPAR and RevPOR):

	Nine Months Ended September 30,		Increase/(Decrease)
	2022	2021 (1)	Amount	Percent
REVENUES
Lifestyle services	$43,330	$52,388	$(9,058)	(17.3)%
Residential	48,994	49,755	(761)	(1.5)%
Residential management fees	27,380	37,997	(10,617)	(27.9)%
Total management and operating revenues	119,704	140,140	(20,436)	(14.6)%
Reimbursed community-level costs incurred on behalf of managed communities	396,352	585,662	(189,310)	(32.3)%
Other reimbursed expenses	10,869	27,750	(16,881)	(60.8)%
Total revenues	526,925	753,552	(226,627)	(30.1)%

Other operating income	44	7,795	(7,751)	(99.4)%

OPERATING EXPENSES
Lifestyle services expenses	42,112	45,414	(3,302)	(7.3)%
Residential wages and benefits	27,942	30,456	(2,514)	(8.3)%
Other residential operating expenses	18,126	22,418	(4,292)	(19.1)%
Community-level costs incurred on behalf of managed communities	396,352	585,662	(189,310)	(32.3)%
General and administrative	53,205	66,956	(13,751)	(20.5)%
Restructuring expenses	1,944	16,859	(14,915)	(88.5)%
Depreciation and amortization	9,535	8,912	623	7.0%
Total operating expenses	549,216	776,677	(227,461)	(29.3)%

Operating loss	(22,247)	(15,330)	(6,917)	45.1%

Interest, dividend and other income	434	244	190	77.9%
Interest and other expense	(3,757)	(1,379)	(2,378)	n/m
Unrealized (loss) gain on equity investments	(3,679)	555	(4,234)	n/m
Realized gain on sale of debt and equity investments	1,528	193	1,335	n/m
Gain (loss) on termination of lease	777	(3,277)	4,054	n/m
Loss before income taxes	(26,944)	(18,994)	(7,950)	n/m
Provision for income taxes	(99)	(194)	95	(49.0)%
Net loss	$(27,043)	$(19,188)	$(7,855)	40.9%

Owned and leased communities:
Number of communities (end of period)	20	20	—	—%
Number of living units (end of period) (2)	2,084	2,099	(15)	(0.7)%
Quarter end occupancy at September 30,	78.4%	72.9%	550 bps	7.5%
Average occupancy	73.2%	68.8%	440 bps	6.4%
RevPAR (3)	$2,601	$2,439	$162	6.6%
RevPOR (4)	$3,516	$3,509	$7	0.2%

Managed communities:
Number of communities (end of period)	120	159	(39)	(24.5)%
Number of living units (end of period) (2)	17,889	20,669	(2,780)	(13.5)%
Quarter end occupancy at September 30,	77.0%	73.8%	320 bps	4.3%
Average occupancy	74.5%	70.3%	420 bps	6.0%
RevPAR (3)	$3,101	$3,120	$(19)	(0.6)%
RevPOR (4)	$4,117	$4,388	$(271)	(6.2)%

Lifestyle services:
Caseload as a % of occupancy (5)	24.2%	26.5%	(230) bps	(8.7)%
Number of visits at outpatient locations	453	452	1	0.2%
Number of inpatient clinics (end of period)	8	10	(2)	(20.0)%
Number of outpatient locations (end of period)	203	223	(20)	(9.0)%
Total clinics and locations	211	233	(22)	(9.4)%
_______________________________________
n/m - not meaningful

(1)    The following were included in the summary of operations for the nine months ended September 30, 2021 that were not included for the nine months ended September 30, 2022: (i) 107 senior living communities we managed for DHC with approximately 7,400 living units that were transitioned to new operators during the third and fourth quarters of 2021 (of which 69 senior living communities with approximately 4,800 living units were transitioned to new operators during the nine months ended September 30, 2021), and one senior living community with approximately 100 living units that we managed for DHC that was closed in February 2022, (ii) 1,532 SNF living units that were closed in 27 CCRCs during 2021 (of which 1,473 and 59 living units, respectively, were closed during the second and third quarters), (iii) 27 Ageility inpatient rehabilitation clinics that were closed during the second quarter of 2021, (iv) 17 Ageility outpatient rehabilitation locations that were closed during the fourth quarter of 2021 in senior living communities that were transitioned to a new operator or closed and (v) four leased communities with approximately 200 living units where the leases were terminated on September 30, 2021.
(2)    Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(3)    RevPAR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of available units for the corresponding portfolio for the period, divided by the number of months in the period. Data for the nine months ended September 30, 2022 and 2021 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act and other governmental grants.
(4)    RevPOR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of occupied units for the corresponding portfolio for the period, divided by the number of months in the period. Data for the nine months ended September 30, 2022 and 2021 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act and other governmental grants.
(5)    Represents the average number of Ageility customers divided by average total occupancy at each of the senior living communities where we operate Ageility outpatient rehabilitation locations. Occupancy is defined as the average total number of residents residing at the senior living communities.

Comparable Communities and Outpatient Locations

Comparable senior living communities and outpatient rehabilitation locations (senior living communities and outpatient rehabilitation locations that we have continually operated or managed since January 1, 2021, excluding inpatient rehabilitation clinics) results for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, are listed below (dollars in thousands, except RevPOR and RevPAR):

	Nine Months Ended September 30,		Increase/(Decrease)
	2022(1)	2021(1)	Amount	Percent
REVENUES
Lifestyle services	$35,056	$38,959	$(3,903)	(10.0)%
Residential	48,978	44,923	4,055	9.0%
Residential management fees	27,378	25,657	1,721	6.7%
Other operating income	45	6,980	(6,935)	(99.4)%

OPERATING EXPENSES
Lifestyle services expenses	34,704	34,171	533	1.6%
Residential wages and benefits	27,947	27,734	213	0.8%
Other residential operating expenses	18,443	17,237	1,206	7.0%

Owned communities:
Number of communities (end of period)	20	20	—	—%
Number of living units (end of period) (2)	2,084	2,099	(15)	(0.7)%
Quarter end occupancy at September 30,	78.4%	72.9%	550 bps	7.5%
Average occupancy	73.2%	69.2%	400 bps	5.8%
RevPAR (3)	$2,601	$2,377	$224	9.4%
RevPOR (4)	$3,516	$3,397	$119	3.5%

Managed communities:
Number of communities (end of period)	120	120	—	—%
Number of living units (end of period) (2)	17,889	17,899	(10)	(0.1)%
Quarter end occupancy at September 30,	77.0%	74.6%	240 bps	3.2%
Average occupancy	74.5%	73.0%	150 bps	2.1%
RevPAR (3)	$3,101	$2,949	$152	5.2%
RevPOR (4)	$4,117	$3,996	$121	3.0%

Lifestyle services:
Caseload as a % of occupancy (5)	24.4%	26.6%	(220) bps	(8.3)%
Number of visits at outpatient locations	415	410	5	1.2%
Number of outpatient locations (end of period)	178	178	—	—%
_______________________________________
n/m - not meaningful

(1)    The nine months ended September 30, 2022 and 2021 include data for 20 owned senior living communities, 120 managed senior living communities and 178 outpatient rehabilitation locations that we have continuously owned or managed since January 1, 2021. The summary of operations for comparable communities and locations excludes (i) 1,532 SNF living units that were closed in 27 CCRCs and (ii) eight Ageility inpatient rehabilitation clinics.
(2)    Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(3)    RevPAR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of available units for the corresponding portfolio for the period, divided by the number of months in the period. Data for the nine months ended September 30, 2022 and 2021 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act and other governmental grants.
(4)    RevPOR is defined by us as resident fee revenues for the corresponding portfolio for the period divided by the average number of occupied units for the corresponding portfolio for the period, divided by the number of months in the period. Data for the nine months ended September 30, 2022 and 2021 exclude income received by senior living communities under the Provider Relief Fund of the CARES Act and other governmental grants.
(5)    Represents the average number of Ageility customers divided by average total occupancy at each of the senior living communities where we operate Ageility outpatient rehabilitation locations. Occupancy is defined as the average total number of residents residing at the senior living communities.

The following is a discussion of our operating results for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Lifestyle services revenues. The decrease in lifestyle services revenues is primarily due to a decrease in inpatient rehabilitation clinic revenues of $4.3 million and outpatient rehabilitation location revenues of $4.4 million. The reduction of our inpatient rehabilitation clinic revenues is primarily associated with the closure of 27 inpatient rehabilitation clinics during the nine months ended September 30, 2021 as part of the repositioning of the residential management business. The reduction of our outpatient rehabilitation location revenues primarily resulted from the $1.4 million impact of the closure of the 17 outpatient rehabilitation locations in December 2021 in senior living communities that were transitioned to new operators or closed, as well as the $1.8 million impact of a Medicare fee schedule rate cut in 2022. The decrease in lifestyle services revenues at our comparable locations is due to the $1.8 million impact of a Medicare fee schedule rate cut in 2022 for the nine months ended September 30, 2022.

Residential revenues. The decrease in residential revenues is primarily due to the termination of a lease for four communities on September 30, 2021. The discontinuation of these four communities resulted in a decrease in revenues of $4.9 million. This decrease was partially offset by an increase in average occupancy from 68.8% for the nine months ended September 30, 2021 to 73.2% for the nine months ended September 30, 2022 at our owned senior living communities. The increase in residential revenues at our comparable communities is primarily due to the increase in average occupancy from 69.2% for the nine months ended September 30, 2021 to 73.2% for the nine months ended September 30, 2022.

Residential management fees. The decrease in residential management fees is due to declines in gross revenues at the senior living communities we manage, primarily caused by the transitioning of approximately 7,400 living units to new operators in 2021 and the closure of approximately 100 living units in February 2022, resulting in a decrease in residential management fees of $10.5 million, and the closure of 1,532 SNF living units during the nine months ended September 30, 2021, resulting in a decrease in residential management fees of $1.9 million. These declines in gross revenues as a result of the repositioning of the residential management business have been partially offset with the improvement in average occupancy from 70.3% for the nine months ended September 30, 2021 to 74.5% for the nine months ended September 30, 2022. The increase in residential management fees at our comparable senior living communities was primarily due to the improvement in gross revenues at the senior living communities we manage related to the increase in average occupancy from 73.0% for the nine months ended September 30, 2021 to 74.5% for the nine months ended September 30, 2022.

Reimbursed community-level costs incurred on behalf of managed communities. The decrease in reimbursed community-level costs incurred on behalf of managed communities was primarily due to the transitioning of the management of approximately 7,400 living units to new operators in 2021, the closure of approximately 100 living units in February 2022, and the closure of 1,532 SNF living units during the nine months ended September 30, 2021.

Other reimbursed expenses. Other reimbursed expenses represent reimbursements that arise from certain centralized services we provide pursuant to our management agreements with DHC. The decrease in other reimbursed expenses was primarily due to reimbursements of $12.3 million related to restructuring expenses in the nine months ended September 30, 2021, as well as a decrease in the expenses that are reimbursable as a result of the reduced corporate headcount of approximately 20% primarily in connection with the repositioning of our residential management business.

Other operating income. Other operating income represents funds received and recognized under the Provider Relief Fund of the CARES Act General Fund Distribution and other government grants. The decrease in other operating income was due to the decrease in Cares Act funds received during the nine months ended September 30, 2022.

Lifestyle services expenses. The decrease in lifestyle services expenses is primarily due to $4.2 million of lifestyle services expenses that had been incurred during the nine months ended September 30, 2021 with respect to the 27 inpatient rehabilitation clinics that were closed during that period as part of the repositioning of our residential management business and

$1.3 million of expenses that had been incurred during the nine months ended September 30, 2021 related to 17 outpatient rehabilitation locations that were subsequently closed in December 2021 in senior living communities that were transitioned to new operators or closed. Those decreases were partially offset by the full period impact of the new outpatient rehabilitation locations opened during or subsequent to the nine months ended September 30, 2021. The increase in lifestyle services expenses at our comparable communities was due to the slight increase in outpatient rehabilitation location visits during the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021.

Residential wages and benefits. The decrease in residential wages and benefits is primarily due to the termination of a lease for four communities on September 30, 2021, which resulted in a decrease in residential wages and benefits of $2.6 million. The increase in residential wages and benefits at our comparable communities is primarily due to higher labor costs, mostly offset by decreased costs for medical insurance and workers compensation costs.

Other residential operating expenses. Other residential operating expenses are comprised of utilities, housekeeping, dietary, repairs and maintenance, insurance and other community-level costs. The decrease in other residential operating expenses is primarily due to the termination of a lease for four communities on September 30, 2021, which resulted in a decrease in other residential operating expenses of $5.2 million, including a $0.9 million asset impairment recorded for the nine months ended September 30, 2021 related to a senior living community that was damaged by a fire, as well as decreased costs associated with our self-insurance obligations and a $0.5 million business interruption insurance recovery recorded for the nine months ended September 30, 2022. These decreases were partially offset by increased costs related to marketing, utilities, disposable food supplies and other costs that have been impacted by rising inflation and supply chain issues. The increase in other residential operating expenses at our comparable communities is primarily due to increased costs related to marketing, utilities, disposable food supplies and other costs that have been impacted by rising inflation and supply chain issues, partially offset by lower building maintenance and medical supplies costs and decreased costs associated with our self-insurance obligations.

General and administrative. The decrease in general and administrative expenses was primarily attributable to lower corporate wages and benefits due to reduced corporate headcount of approximately 20% primarily in connection with the repositioning of the residential management business and lower fees for services performed by RMR due to a decrease in revenues for which those fees are determined, partially offset by costs associated with the separation agreement with our former President and Chief Executive Officer of approximately $1.3 million, and $1.3 million of costs related to the operational review performed by A&M during the nine months ended September 30, 2022.

Restructuring expenses. The decrease in restructuring expenses was primarily due to severance and retention costs related to the repositioning of our residential management business incurred during the nine months ended September 30, 2021, of which $12.3 million was reimbursed by DHC and is also included in other reimbursed expenses, partially offset by the restructuring plan implemented as a result of A&M's operational review.

Depreciation and amortization. The increase in depreciation and amortization is primarily due to an increase in depreciation as a result of the investment of capital in our owned senior living communities, partially offset by the termination of a lease for four communities on September 30, 2021, which resulted in a decrease in depreciation and amortization of $0.4 million.

Interest, dividend and other income. Interest, dividend and other income consists of interest earned primarily on our debt and equity investments.

Interest and other expense. Interest and other expense consists primarily of interest expense on the Loan, amortization of deferred financing fees on the Loan, and interest on our finance leases and mortgage note for the nine months ended September 30, 2022. Interest and other expense consists primarily of amortization of deferred financing fees and commitment fees related to our Credit Facility, and interest on our finance leases and mortgage note for the nine months ended September 30, 2021. The increase in interest and other expense for the nine months ended September 30, 2022 was due to interest related to the Loan.

Unrealized (loss) gain on equity investments. Unrealized (loss) gain on equity investments represents adjustments made to our investments in equity securities to record amounts at fair value. The increase in unrealized loss in the nine months ended September 30, 2022 is due to market conditions.

Realized gain on sale of debt and equity investments. Realized gain on sale of debt and equity investments represents our realized gains and losses on investments.

Gain (loss) on termination of leases. Gain on termination of lease for the nine months ended September 30, 2022 is due to termination of our previous headquarters lease. Loss on termination of leases for the nine months ended September 30, 2021 represents a $3.3 million loss on the lease termination for four communities. These costs include a $3.1 million lease termination fee, the write off of the remaining net assets at the communities including property and equipment and the remaining right of use assets, less the remaining recorded lease liability and the remaining lease obligations under the insurance deductible for a fire that occurred at one of the four leased communities.

Provision for income taxes. For the nine months ended September 30, 2022 and 2021, we recognized a provision for income taxes of $0.1 million and $0.2 million, respectively. The provision for income taxes for the nine months ended September 30, 2022 and 2021 is related to state income taxes.

Liquidity and Capital Resources

We require cash to fund our operating expenses, to make capital expenditures and to service our debt obligations. As of September 30, 2022, we had $79.1 million of unrestricted cash and cash equivalents. As of September 30, 2022, our restricted cash and cash equivalents included $19.2 million of bank term deposits in our captive insurance company. On January 27, 2022, we entered into the $95.0 million Loan, $63.0 million of which was funded upon effectiveness of the Credit Agreement, including approximately $3.2 million in closing costs. For more information about the Loan, see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

As of September 30, 2022 and December 31, 2021, we had current assets of $199.3 million and $186.8 million, respectively, and current liabilities of $126.1 million and $140.9 million, respectively.

The following table presents selected data on our operations from our condensed consolidated statements of cash flows for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
Net cash (used in) provided by	2022	2021	$ Change	% Change
Operating Activities	$(44,643)	$1,800	$(46,443)	n/m
Investing Activities	(6,711)	(5,546)	(1,165)	21.0%
Financing Activities	59,849	(911)	60,760	n/m
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	8,495	(4,657)	13,152	n/m
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	92,939	109,597	(16,658)	(15.2)%
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$101,434	$104,940	$(3,506)	(3.3)%

Operating Activities

The increase in cash flows used in operating activities for the nine months ended September 30, 2022 compared to the same period in 2021 is primarily due to the increase in net loss ($7.9 million), as well as an increase in cash used related to due from related person ($78.0 million) as a result of the repositioning of our residential management business in 2021, and an increase in cash used related to accounts payable ($11.1 million) partially offset by a decrease in cash used related to accrued expenses and other current liabilities ($22.7 million).

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2022, increased as compared to the same period in 2021 primarily due to increased investments of property and equipment for owned senior living communities, rehabilitation locations and shared services infrastructure, partially offset by an increase in proceeds received from the sale of debt and equity investments.

Financing Activities

The increase in net cash provided by financing activities for the nine months ended September 30, 2022, compared to the same period in 2021 is primarily due to the $60.6 million of proceeds received from the Loan, net of deferred financing fees.

Capital Expenditures

During the nine months ended September 30, 2022, we invested $10.2 million primarily in our owned senior living communities and rehabilitation locations. During the nine months ended September 30, 2021, we invested $7.1 million primarily in our owned and leased senior living communities and rehabilitation locations. DHC funds the capital expenditures at the senior living communities we manage for the account of DHC pursuant to our management agreements with DHC.

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

We are closely monitoring the effect of the current and forecasted economic and market conditions, including the current inflationary conditions, on our liquidity. We currently expect to use cash on hand and cash flows from operations to fund our future operations and capital expenditures, to the extent not funded or reimbursed by DHC pursuant to our management agreements with DHC. We also have up to $12.0 million of additional proceeds available from the Loan to fund capital improvements at senior living communities we own. DHC funds the operating and capital expenses for the senior living communities we manage for DHC. We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities, but we cannot be certain that we will be able to successfully carry out this intention, particularly because of the uncertainty surrounding the current and forecasted economic conditions and whether the senior living industry will return to pre-pandemic levels. A long, protracted and extensive decline in economic conditions, adverse market conditions in the senior living industry or disruption on the capital markets may cause a decline in financing availability and increased costs for financings.

Insurance

We self-insure our professional and general liability and auto insurance. Recently, the costs that we incur for health insurance, to settle claims and to purchase insurance for claims in excess of the self-insured amounts have decreased as a result of the reduction in team members, some of which related to the senior living communities we manage on behalf of DHC and are reimbursed to us by DHC pursuant to our management agreements with DHC. However, these costs may not continue to decrease in the future. We also have purchased property insurance coverage under DHC's policy with unrelated third party insurance providers.

For more information about our existing insurance see “Business—Insurance” in Part I, Item I of our Annual Report.

Debt Financings and Covenants

On January 27, 2022, certain of our subsidiaries entered into the Credit Agreement with MidCap. Under the terms of the Credit Agreement, we entered into a $95.0 million Loan, $63.0 million of which was funded upon effectiveness of the Credit Agreement, including approximately $3.2 million in closing costs. The remaining proceeds include $12.0 million for capital improvements at senior living communities we own and an opportunity for another $20.0 million that is available to us upon achieving certain financial targets. Certain of our subsidiaries are borrowers under the Credit Agreement and we and one of our subsidiaries provided a payment guarantee of up to $40.0 million of the obligations under the Credit Agreement as well as non-recourse carve-outs. The guaranty is evidenced by a Guaranty and Security Agreement, or the Guaranty Agreement, made by us and one of our subsidiaries in favor of MidCap. Pursuant to the Guaranty Agreement, our subsidiary granted MidCap a security interest on all of the assets of the subsidiary. The Guaranty Agreement requires us and our subsidiary to comply with various covenants, including restricting our ability to make distributions to shareholders. The Loan is secured by real estate mortgages on 14 senior living communities owned by us, our assets and certain related collateral. The maturity date of the Loan is January 27, 2025. Subject to the payment of an extension fee of 35 basis points and meeting certain other conditions, we may elect to extend the stated maturity date of the Loan for two one-year periods. We are required to pay interest on outstanding amounts at an annual base rate of the Secured Overnight Financing Rate, or SOFR, plus a term SOFR adjustment of 11 basis points (subject to a minimum base rate of 50 basis points) plus 450 basis points. The Credit Agreement requires interest only payments for the first two years and requires mandatory prepayment of the Loan on account of certain events of default. Voluntary prepayments made within 18 months of the effective date of the Loan will be subject to a prepayment fee, equal to the greater of the present value of remaining interest payments relating to the principal amount being repaid or 0.50% of the outstanding balance of the Loan as of the date of prepayment. The Loan may thereafter be voluntarily prepaid without premium or penalty. The Company will be required to pay an exit fee between 1.0% and 1.5%, subject to the conditions set forth in the Credit Agreement, upon any prepayment of the Loan, which would be in addition to any prepayment fees that may be payable. The Loan provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, including a change of control of us, as defined in the Credit Agreement. The default rate of interest is 5.0% per annum in excess of the rate otherwise payable under the Credit Agreement. The Credit Agreement also contains a number of financial and other covenants including covenants that restrict a borrowers' ability to incur indebtedness or to pay or make distributions under certain circumstances and requires us to maintain a debt yield percentage ranging from 3.0% to 7.5% beginning March 31, 2023, and a debt service coverage ratio ranging from 1.15:1.00 to 1.25:1.00 beginning September 30, 2023. The Credit Agreement also contains certain representations and warranties and reporting obligations. The annual interest rate on the Loan as of September 30, 2022 was 7.7%. For more information about the Loan, see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Loan replaced our $65.0 million Credit Facility, which was available for general business purposes and was scheduled to expire on June 12, 2022 before it was terminated on January 27, 2022. No borrowings were outstanding under the Credit Facility at the time we entered into the Credit Agreement. We were required to pay interest on borrowings under our Credit Facility at an annual rate of LIBOR plus a premium of 250 basis points per annum; or at a base rate, as defined in the credit agreement, plus 150 basis points per annum. We were also required to pay a quarterly commitment fee of 0.35% per annum on the unused portion of the available capacity under our Credit Facility. No principal repayment was due until maturity.

We also have a mortgage note as of September 30, 2022, that we assumed in connection with a previous acquisition of a senior living community. Payments of principal and interest are due monthly under this mortgage debt until maturity in September 2032. The annual interest rate on this mortgage debt was 6.20% as of September 30, 2022.

At September 30, 2022, we had one irrevocable standby letter of credit outstanding, totaling $23.9 million. This letter of credit, which secures our workers' compensation insurance program, is collateralized by approximately $19.2 million of cash equivalents and $4.7 million of debt and equity investments. This letter of credit expires in June 2023 and is automatically extended for one-year terms unless notice of nonrenewal is provided prior to the end of the applicable term. At September 30, 2022, the cash equivalents collateralizing this letter of credit are classified as current restricted cash and cash equivalents in our consolidated balance sheets, and the debt and equity investments collateralizing this letter of credit are classified as current restricted debt and equity investments in our consolidated balance sheets.

As of September 30, 2022, we had $63.0 million outstanding on our Loan, and $6.7 million outstanding on the mortgage note. As of September 30, 2022, we believe we were in compliance with all applicable covenants under our debt agreements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer, concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including, but are not limited to the following:

•The duration and severity of the Pandemic and its impact on public health and safety, particularly older adults, and on our and Diversified Healthcare Trust's, or DHC's, business, results, operations and liquidity,

•The availability, effectiveness, impact and extent of administration of COVID-19 vaccines and therapeutic treatments on public health and safety, economic conditions, the older adult customer we service and our business,

•Our expectations for the operation and performance of the business following implementation of our repositioning of the residential management business,

•The implementation of the restructuring plan recommended by Alvarez & Marsal, or A&M, and our expectations regarding the timing, costs, savings and benefits of the restructuring,

•Our ability to attract and retain qualified and skilled employees,

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

For example:

•Challenging conditions continue to exist, including inflation, high interest rates and geopolitical risks, and some forecasts expect worsening economic and market conditions, including a possible economic recession, and our business and operations is subject to substantial risks, many of which are beyond our control. As a result, our operations may not be profitable in the future and we may realize losses,

•Our ability to deliver residential management or lifestyle services profitably and increase the revenues we generate depends upon many factors, including our ability to integrate new senior living communities and rehabilitation locations into our existing operations, as well as some factors that are beyond our control, such as the demand for our services arising from economic conditions generally and competition from other providers of services to older adults. We may not be able to successfully integrate, operate, compete and profitably manage our senior living communities and deliver lifestyle services,

•We expect to enter into management arrangements with DHC or other owners for additional senior living communities. However, we cannot be sure that we will enter into any additional management arrangements,

•Our belief that the aging of the U.S. population and increasing life spans of older adults will increase demand for senior living communities and lifestyle services may not be realized or may not result in increased demand for our services,

•Our investments in our workforce and continued focus on reducing team member turnover by enhancing our competitiveness in the marketplace with respect to cash compensation and other benefits, as well as our efforts to attract talent, may not be successful and may not result in the benefits we expect to achieve through such investments,

•The costs of executing the repositioning of our residential management business may be more than we expect,

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

•Our strategic arrangements or collaborations with third party service providers may not be successful and we may not realize the benefits we expect from these arrangements,

•Our sales and marketing initiatives may not succeed in increasing our revenues, and they may cost more than any increased revenues they may generate,

•Our strategic investments to enhance efficiencies and enhance our service offerings or grow our business may not be successful or generate the returns we expect,

•Circumstances that adversely affect the ability of older adults or their families to pay for our services, such as economic downturns, inflation, weakening housing market conditions, higher levels of unemployment among our customers or their family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics generally could affect the revenues and profitability of our business,

•Customers who pay for our services with their private resources may become unable to afford our services, resulting in decreased revenues,

•The various federal and state government agencies that pay us for the services we provide to some of our customers are still experiencing budgetary constraints and may lower the Medicare, Medicaid and other rates they pay us,

•We believe that our insurance costs may rise as a result of claims or litigation associated with the Pandemic and general market conditions,

•We may be unable to repay or refinance our debt obligations when they become due,
•We believe that we have adequate financial resources to fund our business for at least the next 12 months. However, we have incurred in the most recent period, and in prior periods, and we may continue to incur in future periods, operating losses and we have a large accumulated deficit. Moreover, certain aspects of our operations and future growth opportunities that we may pursue in our business may require significant amounts of cash and require us to make significant capital expenditures. As a result, we may not have sufficient cash liquidity,
•The amount of available borrowings under our Loan is subject to our having qualified collateral, which is primarily based on the value of the assets securing our obligations under our Loan. Accordingly, the available borrowings under the Loan at any time may be less than $95.0 million as it was as of September 30, 2022. Also, the availability of borrowings under our Loan is subject to our satisfying certain financial covenants and other conditions that we may be unable to satisfy,
•We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not be able to successfully carry out this intention. Further, market disruptions, as well as general economic conditions, may significantly limit our access to capital,

•Our actions and approach to managing our insurance costs, including our operating an offshore captive insurance company and self-insuring with respect to certain liability matters, may not be successful and could result in our incurring significant costs and liabilities that we will be responsible for funding,

•Contingencies in any applicable acquisition or sale agreements we have entered into, or may enter into, may not be satisfied and our applicable acquisitions or sales, and any related management arrangements we may expect to enter into or exit, may not occur, may be delayed or the terms of such transactions or arrangements may change,

•We may be unable to meet collateral requirements related to our workers’ compensation insurance program for future policy years, which may result in increased costs for such insurance program,

•We may not be able to sell senior living communities that we own or manage, that we, or DHC may seek to sell, on acceptable terms or we may incur losses in connection with any such sales,

•We believe that our relationships with our related parties, including DHC, RMR, ABP Trust and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and

•Components of our residential management and lifestyle services are subject to extensive government regulation, licensure and oversight. We sometimes have regulatory issues in the operation of our senior living communities and delivery of lifestyle services and, as a result, we may periodically be prohibited from or limited in admitting new residents or providing services, or our license to continue operations may be suspended or revoked. Also, operating deficiencies or a license revocation may have an adverse impact on our ability to operate, obtain licenses for, or attract customers.

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

Item 5. Other Information

On November 2, 2022, Dr. Michael E. Wagner notified our Board of Directors, or the Board, that he will resign as an Independent Director of the Board, effective November 30, 2022. Dr. Wagner advised the Board that the reason for his resignation is that he has accepted an executive position at a company whose policies do not permit him to continue to serve as a member of the Board and was not the result of any disagreement with us, our management or the Board on any matter relating to our operations, policies or practices.

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

ALERISLIFE INC.

/s/ Jeffrey C. Leer
Jeffrey C. Leer
President and Chief Executive Officer
(Principal Executive Officer)
Dated: November 2, 2022

/s/ Heather C. Pereira
Heather C. Pereira
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Dated: November 2, 2022

/s/ Stephen R. Geiger
Stephen R. Geiger
Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Dated: November 2, 2022